Form 10-Q
period 1996-03-31
TERRA NITROGEN CO L P /DE
filed 1996-05-14
CIK 879575

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      __________________________________


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED MARCH 31, 1996


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO ________________
     COMMISSION FILE NUMBER 1-10877


                         TERRA NITROGEN COMPANY, L.P.
            (Exact name of registrant as specified in its charter)


             DELAWARE                               73-1389684
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


  5100 EAST SKELLY DRIVE, SUITE 800
            TULSA, OKLAHOMA                            74135
(Address of principal executive office)              (Zip Code)


                        REGISTRANT'S TELEPHONE NUMBER:
                                (918) 660-0050


     AT THE CLOSE OF BUSINESS ON MAY 1, 1996, THERE WERE 13,636,364 SENIOR PREFERENCE UNITS OUTSTANDING.


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
 X   YES     NO
- - ---      ---

================================================================================

                         PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                          TERRA NITROGEN COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   MARCH 31,  DECEMBER 31,   MARCH 31,
                                                     1996         1995         1995
                                                   ---------  ------------  ----------
                                                  (UNAUDITED)               (UNAUDITED)
ASSETS

    Current assets:
       Cash and cash equivalents                   $ 72,106    $ 71,490      $ 78,610
       Accounts receivable                           23,429      28,426        32,924
       Inventory - finished products                 18,357      12,201        22,499
       Inventory - materials and supplies            10,121       9,882        11,320
       Prepaid expenses                               5,458       6,001         5,348
                                                   --------    --------      --------
    Total current assets                            129,471     128,000       150,701

    Net property, plant and equipment               175,844     177,358       177,160

    Distribution reserve fund                        18,480      18,480        18,480
    Other assets                                     13,256      14,285         6,107
                                                   --------    --------      --------

     Total assets                                  $337,051    $338,123      $352,448
                                                   ========    ========      ========
LIABILITIES AND PARTNERS' CAPITAL

    Current liabilities:
       Accounts payable and accrued liabilities    $ 19,431    $ 29,488      $ 21,937
       Customer prepayments                          25,990      15,517        19,966
       Current portion of long-term debt              1,525       1,504         1,657
                                                   --------    --------      --------
    Total current liabilities                        46,946      46,509        43,560

    Long-term debt and capital
      lease obligations                               3,905       4,198        40,430
    Other long-term obligations                       1,060       1,060         2,545
    Partners' capital                               285,140     286,356       265,913
                                                   --------    --------      --------

    Total liabilities and partners' capital        $337,051    $338,123      $352,448
                                                   ========    ========      ========

     See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                THREE MONTHS ENDED
                                     MARCH 31,
                                -------------------
                                  1996       1995
                                --------   --------
Revenues                         $89,304    $89,735
Other income                         144        111
                                 -------    -------
Total net revenues                89,448     89,846
Cost of goods sold                35,242     43,323
                                 -------    -------
Gross profit                      54,206     46,523
Operating expenses                (3,035)    (5,055)
                                 -------    -------
Operating income                  51,171     41,468
Interest expense                    (126)      (921)
Interest income                    1,953      1,154
                                 -------    -------
Net income                       $52,998    $41,701
                                 =======    =======
Net income allocable to
  limited partners' interest     $37,198    $35,422
                                 =======    =======
Net income per limited
  partnership unit               $  1.98    $  1.88
                                 =======    =======


See accompanying notes.

Prior year amounts have been reclassified to conform to current year presentation.

                          TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
  OPERATING ACTIVITIES:
    Net income                                            $ 52,998   $ 41,701
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                       2,796      2,678
         Amortization of deferred finance fees                   9          9
         Changes in operating assets and liabilities:
          Receivables                                        4,997     (4,863)
          Inventories                                       (6,394)    (3,790)
          Prepaid expenses                                     542       (118)
          Accounts payable, accrued liabilities and
            customer prepayments                               416      5,644
          Other                                              1,342      2,656
                                                          --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 56,706     43,917

  NET CASH USED IN INVESTING ACTIVITIES:
   Capital expenditures                                     (1,603)      (889)

  FINANCING ACTIVITIES:

   Repayment of long-term debt                                (272)      (363)
   Partnership distributions                               (54,215)   (12,667)
                                                          --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                    (54,487)   (13,030)
                                                          --------   --------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                    616     29,998
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          71,490     48,612
                                                          --------   --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 72,106   $ 78,610
                                                          ========   ========




  See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     1.   Basis of Presentation

          The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. ("TNCLP") Annual Report on Form 10-K for the year ended December 31, 1995.

          TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"), are referred to herein, collectively, as the "Partnership".

          The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

          Net income per limited partnership unit is computed by dividing net income, less a 30% and 15% share allocable to the General Partner for the three months ended March 31, 1996 and 1995, respectively, by 18,808,778 limited partner units, composed of 13,636,364 Senior Preference Units (6,000,000 Junior Preference Units automatically became Senior Preference Units on December 31, 1995 pursuant to the terms of the TNCLP limited partnership agreement), and 5,172,414 Common Units. Income allocated to limited partnership units and to the General Partner is dependent on the Partnership's net income and the proportionate share of cash distributed to the limited partners and the General Partner.

     2.   Distribution to Unitholders

          The Partnership makes quarterly distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement). In addition, a Reserve Amount equal to $18.5 million has been previously funded to support distributions of the Minimum Quarterly Distribution on the Senior Preference Units. At March 31, 1996, the Reserve Amount remained fully funded. During the Preference Period ending not prior to December 31, 1996, Senior Preference and Common Units participate equally in distributions after each class of Units has received the Minimum Quarterly Distribution of $.605 per quarter per unit subject to the General Partner's right to receive cash distributions. The General Partner receives a combined minimum 2% of total cash distributions and, as an incentive, the General Partner's participation increases progressively if cash distributions exceed specified target levels.

     3.   Cash and Cash Equivalents

          The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc., the parent of the General Partner. The deposit is due on demand and bears interest based on the 30-day Eurodollar rate plus .75% (.625% commencing March 29, 1996). The amount of the demand deposit included in cash and cash equivalents was $69.5 million at March 31, 1996.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

          Revenues for the quarter ended March 31, 1996, were virtually unchanged compared with the quarter ended March 31, 1995, as higher UAN sales prices were offset by lower ammonia and urea sales volumes. UAN sales prices increased approximately 13% over the 1995 quarter reflecting the anticipation of a strong 1996 planting season based on anticipated increases in corn acres planted. Ammonia volumes were down approximately 13% from the prior year quarter as cold, wet weather in the corn belt decreased ammonia applications during 1996. Additionally, dry weather in the wheat belt during the 1996 quarter caused urea applications to decrease resulting in approximately 14% lower urea sales volumes in 1996 compared with the same quarter of 1995. Ammonia sales prices also declined approximately 15% as a result of delayed demand in the corn belt, reduced demand for use in the manufacture of phosphate fertilizers and lower industrial demand.

          Cost of goods sold as a percentage of revenues decreased to 39% for the 1996 quarter from 48% for the 1995 quarter reflecting the favorable impact of the Partnership's natural gas procurement activities which include forward pricing techniques. Cold weather during the 1996 quarter caused spot natural gas prices to increase approximately 41% over the quarter ended March 31, 1995; however, the Partnership's forward pricing activities decreased its overall cost of natural gas by 39% compared with the quarter ended March 31, 1995. During the first quarter of 1996, the Partnership realized gains on forward pricing transactions of $12.6 million.

            Operating expenses decreased $2.0 million, or 40%, compared with the 1995 quarter primarily due to severance payments made in the first quarter of 1995 versus none in the 1996 quarter. In addition, salaries and wages, benefits and data processing charges were lower during the 1996 quarter as a result of synergies gained from the combination of the general and administrative organizations of the General Partner and one of its affiliates.

          Interest expense declined $795,000 in the quarter ended March 31, 1996, compared with the 1995 quarter due to the repayment of the Partnership's $35 million term loan during the second quarter of 1995.

          Interest income increased $799,000 during the 1996 quarter due to higher levels of cash and short term investments.

     NATURAL GAS COSTS

          The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of approximately 40-80% of its natural gas requirements for the upcoming 12 months and up to 50% for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques in an attempt to gain some protection against natural gas price increases on the spot market. Consequently, if natural gas prices were to increase during this period, the Partnership may benefit, but conversely, if natural gas prices were to fall, the Partnership may incur costs above the spot market price as a result of such policies. The Partnership has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. As of March 31, 1996, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1996 and 1997. Liquidation of these financial derivatives based on March 31, 1996, prices would have resulted in a gain of $22.5 million.

          Increases in the unit cost of natural gas normally do not affect the level of ammonia production. However, since the Partnership's gas procurement includes a range of volume and costs, it may be possible to eliminate certain higher priced increments if the purchase of that increment would result in a negative variable cash margin on the ammonia that would be produced from such incremental gas purchase. Under these circumstances, production levels may be curtailed. Production rates can be reduced by up to 10-12% of capacity, thereby reducing operating rates to 88-90% of capacity, without affecting operating efficiency.

     CAPITAL RESOURCES AND LIQUIDITY

          Net cash provided by operating activities for the first three months of 1996 was $56.7 million, an increase of $12.8 million over the same period in 1995, principally due to higher net income. The Partnership's principal needs for funds are for support of its working capital, distributions to Partners and capital expenditures. The Partnership intends to fund such needs from net cash provided by operating activities and, to the extent permitted thereunder, from funds available under the Operating Partnership's revolving credit facility. At March 31, 1996, the Operating Partnership had $25 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

          Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in TNCLP's limited partnership agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. On April 23, 1996, the General Partner announced a distribution of $22.2 million ($1.63 per Unit) to holders of the Senior Preference Units of record as of May 3, 1996, payable on May 29, 1996, based on Available Cash for the quarter ended March 31, 1996. A distribution of $8.4 million ($1.63 per Unit) on the Common Units, and a distribution of $13.0 million to the General Partner based on Available Cash for the quarter ended March 31, 1996, were also declared. There were no accumulated distribution arrearages for any Units as of March 31, 1996. At March 31, 1996, the Reserve Amount remained fully funded. During the first three months of 1996, the Partnership paid $54.2 million in distributions to its Partners.

     CAPITAL EXPENDITURES

          Capital expenditures totaled $1.6 million for the first three months of 1996. In the remainder of 1996, the Partnership plans to spend approximately $11 million, which includes plans for an increase in urea production and storage capacity at the Blytheville plant.

     ENVIRONMENTAL MATTERS

          The Partnership is subject to federal, state and local environmental, health and safety laws and regulations, particularly relating to air and water quality. In the course of its ordinary operations, the Partnership has and will generate wastes which may fall within the definition of "hazardous substances" under federal or state laws. The Partnership's production facilities and storage locations require ongoing operating expenditures in order to remain in compliance with environmental regulations. These operating costs consist largely of such items as electrical and chemical usage, waste disposal, laboratory analysis, fees for outside consultants and contractors, and salaries for environmental employees.

          Based on its current knowledge, the Partnership does not expect capital expenditures relating to environmental matters to have a material adverse effect on its results of operations, financial condition, capital resources, liquidity or cash flow. Based on information presently available, the Partnership does not expect that any further material capital expenditures will be required to comply with existing environmental regulations. Based on such regulations, the Partnership does not believe that it will be required to make any material environmental remediation expenditures in the foreseeable future.

                          PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   None.

              (b)  Reports on Form 8-K:

                   None.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TERRA NITROGEN COMPANY, L.P.

                                          By: TERRA NITROGEN CORPORATION
                                              as General Partner

                                          By: Erik L. Slockers
                                              ------------------------------
                                              Erik L. Slockers
                                              Vice President and Controller
                                              (Principal Accounting Officer)



     Date:  May 10, 1996