Form 10-Q
period 1996-06-30
TERRA NITROGEN CO L P /DE
filed 1996-08-14
CIK 879575

================================================================================



                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      ----------------------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 1996


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

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



       AT THE CLOSE OF BUSINESS ON AUGUST 1, 1996, THERE WERE 13,636,364 SENIOR PREFERENCE UNITS OUTSTANDING.



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

  X    YES             NO
- - -----           -----



================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TERRA NITROGEN COMPANY, L. P.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                       June 30,     December 31,      June 30,
                                                         1996           1995            1995
                                                     -----------    ------------    -----------
                                                     (Unaudited)                    (Unaudited)
Assets
    Current assets:
        Cash and cash equivalents                     $ 80,096        $ 71,490       $ 65,965
        Accounts receivable                             26,421          28,426         30,690
        Inventory - finished products                   14,901          12,201         18,807
        Inventory - materials and supplies              10,143           9,882         11,495
        Prepaid expenses                                 4,532           6,001          5,979
                                                      --------        --------       --------
    Total current assets                               136,093         128,000        132,936

    Net property, plant and equipment                  172,967         177,358        174,789

    Distribution reserve fund                           18,480          18,480         18,480
    Other assets                                        11,764          14,285          5,100
                                                      --------        --------       --------
    Total assets                                      $339,304        $338,123       $331,305
                                                      ========        ========       ========

Liabilities and partners' capital
    Current liabilities:
        Accounts payable and accrued liabilities      $ 33,065        $ 29,488       $ 26,090
        Customer prepayments                             3,885          15,517          4,967
        Current portion of long-term debt                1,407           1,504          1,509
                                                      --------        --------       --------
    Total current liabilities                           38,357          46,509         32,566

    Long-term debt and capital lease obligations         3,747           4,198          5,153
    Other long-term obligations                          1,059           1,060          1,060
    Partners' capital                                  296,141         286,356        292,526
                                                      --------        --------       --------

    Total liabilities and partners' capital           $339,304        $338,123       $331,305
                                                      ========        ========       ========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                       --------------------    --------------------
                                                         1996        1995        1996        1995
                                                       --------    --------    --------    --------
Revenues                                               $106,198    $104,291    $195,502    $194,026
Other income                                                 40         111         184         222
                                                       --------    --------    --------    --------
Total net revenues                                      106,238     104,402     195,686     194,248

Cost of goods sold                                       49,681      48,595      84,923      91,918
                                                       --------    --------    --------    --------

Gross profit                                             56,557      55,807     110,763     102,330
Operating expenses                                       (3,322)     (4,801)     (6,357)     (9,856)
                                                       --------    --------    --------    --------

Operating income                                         53,235      51,006     104,406      92,474

Interest expense                                           (120)       (523)       (246)     (1,444)
Interest income                                           1,567       1,367       3,520       2,521
                                                       --------    --------    --------    --------

Net income                                             $ 54,682    $ 51,850    $107,680    $ 93,551
                                                       ========    ========    ========    ========

Net income allocable to limited partners' interest     $ 32,861    $ 34,054    $ 70,059    $ 69,483
                                                       ========    ========    ========    ========

Net income per limited partnership unit                $   1.74    $   1.81    $   3.72    $   3.69
                                                       ========    ========    ========    ========


See accompanying notes.


                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                  Six Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                               1996               1995
                                                            ---------          ---------
OPERATING ACTIVITIES:

  Net income                                                $107,680           $ 93,551
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                           5,643              5,534
       Amortization of deferred finance fees                      19                 18
       Changes in operating assets and liabilities:
         Receivables                                           2,005             (2,629)
         Inventories                                          (2,961)              (273)
         Prepaid expenses                                      1,469               (749)
         Accounts payable, accrued liabilities and
           customer prepayments                               (8,055)            (5,202)
         Other                                                 3,932              2,027
                                                            --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    109,732             92,277

NET CASH USED IN INVESTING ACTIVITIES:

   Capital expenditures                                       (2,682)            (1,232)

FINANCING ACTIVITIES:

   Repayment of long-term debt                                  (548)           (35,788)
   Partnership distributions                                 (97,896)           (37,904)
                                                            --------           --------
NET CASH USED IN FINANCING ACTIVITIES                        (98,444)           (73,692)
                                                            --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      8,606             17,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              71,490             48,612
                                                            --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 80,096           $ 65,965
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

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership. The prior years' financial statements have been reclassified to conform to current year presentation.

     Net income per limited partnership unit is computed by dividing net income, less a 35% and 26% share allocable to the General Partner for the six months ended June 30, 1996 and 1995, respectively, by 18,808,778 limited partner units, composed of 13,636,364 Senior Preference Units (6,000,000 Junior Preference Units automatically became Senior Preference Units on December 31, 1995, pursuant to the terms of the Agreement of Limited Partnership of TNCLP), and 5,172,414 Common Units. The net income allocated to the General Partner increased to 35% during the six months ended June 30, 1996 due to the increase in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels that are significantly above the Minimum Quarterly Distribution ("MQD") of $.605 per quarter per unit. Available Cash for the six months ended June 30, 1996 increased $44.4 million over the six months ended June 30, 1995 due primarily to the repayment of its $35 million term loan out of cash flow from operations during the 1995 period and due to higher net income in 1996.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement). In addition, a Reserve Amount equal to $18.5 million has been previously funded to support distributions of the MQD on the Senior Preference Units. At June 30, 1996, the Reserve Amount remained fully funded. During the Preference Period, ending not prior to December 31, 1996, Senior Preference and Common Units participate equally in cash distributions after each class of Units has received the MQD subject to the General Partner's right to receive cash distributions.

     The quarterly cash distributions declared on the Units and to the General Partner applicable to 1996 and 1995 were as follows:

                      Senior Preference Units         Common Units              General Partner
                     -------------------------  -------------------------  -------------------------
                     Total ($000s)  $ Per Unit  Total ($000s)  $ Per Unit  Total ($000s)  $ Per Unit
                     -------------  ----------  -------------  ----------  -------------  ----------
1996:
   First Quarter            22,227        1.63          8,431        1.63         13,022       -
   Second Quarter           33,000        2.42         12,517        2.42         27,883       -

1995:
   First Quarter            15,545        1.14          5,897        1.14          3,795       -
   Second Quarter           23,591        1.73          8,948        1.73         14,904       -

3.   Cash and cash equivalents

     The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc., the parent of the General Partner. The deposit is due on demand and at June 30, 1996 the interest rate was based on the 30-day Eurodollar rate plus .625%. The amount of the demand deposit included in cash and cash equivalents was $79.9 million at June 30, 1996.

4.   Conversion of Senior Preference Units

     Pursuant to the provisions of the Agreement of Limited Partnership of TNCLP, and subject to certain conditions, the Preference Period for TNCLP could end on December 31, 1996. At the end of the Preference period, for a 90-day period commencing on the date the General Partner mails notice to the Senior Preference Unitholders that the Senior Conversion Date (the last day of the Preference Period) has occurred, the holders of all Senior Preference Units will have the right, subject to satisfaction of exchange listing requirements, to elect to convert their Senior Preference Units into Common Units on a one-for-one basis, effective as of the Senior Conversion Date, by delivering to the General Partner a conversion notice. Any Senior Preference Units for which a conversion notice is not received during such 90-day period will, however, remain Senior Preference Units. Those units that remain Senior Preference Units and do not convert into Common Units will continue to be entitled to the MQD but will not participate with the Common Units in any additional distributions.

5.   Redemption of Senior Preference Units

     After the Preference Period, any or all of the Senior Preference Units may be redeemed at the option of the Partnership, exercised in the sole discretion of the General Partner, upon at least 30 but not more than 60 days' notice at a price equal to Unrecovered Capital plus accrued arrearages, if any. Unrecovered Capital, as further defined in the Partnership Agreement, means an amount equal to the excess of (i) the initial public offering price per Senior Preference Unit ($21.50) over (ii) the sum of all distributions made in respect of a Senior Preference Unit out of Available Cash constituting Cash from Interim Capital Transactions. If after giving effect to an anticipated redemption, fewer than
1.0 million Senior Preference Units would be held by non-affiliates of the General Partner, the Partnership must redeem all such Senior Preference Units if it redeems any Senior Preference Units.

6.   Natural gas costs

     The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of approximately 40-80% of its natural gas requirements for the upcoming 12 months and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques to gain some protection against natural gas price increases on the spot market. These contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices. The Partnership frequently uses prices at Henry Hub Louisiana as the index price. Natural gas supplies for the Partnership's two production facilities are purchased from various suppliers for each plant location. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may more than offset the change in the price of physical gas.

     As of June 30, 1996, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1996, 1997 and 1998. As a result of its policies, the Partnership has limited the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership may incur costs above the spot market price as a result of such policies. The Partnership has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Unrealized gains from forward pricing positions totaled $37.5 million as of June 30, 1996, and $16.1 million as of July 31, 1996. As of June 30, 1995, unrealized losses from forward pricing positions totaled $7.1 million.

     For the first half of 1996, natural gas hedging activities produced cost savings of approximately $22.8 million. Conversely, for the comparable 1995 period, natural gas hedging increased cost by approximately $10.8 million.

7.   New accounting standards

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for such assets. The Partnership adopted SFAS No. 121 effective January 1, 1996 and there was no material impact on the Partnership's consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, COMPARED WITH THE THREE MONTHS ENDED JUNE 30,1995

Volumes and prices for the three month periods ended June 30, 1996 and 1995 were as follows:

                    1996                         1995
         -------------------------      ----------------------
             Sales       Average          Sales       Average
            Volumes    Unit Price        Volumes    Unit Price
           (000 tons)    ($/ton)        (000 tons)    ($/ton)
         ------------  -----------      ----------  ----------

Ammonia       136          192             122          225
UAN           595          103             522          108
Urea          112          169             103          195

     Revenues for the quarter ended June 30, 1996, reflected a slight increase of $1.9 million, or 2%, compared with the quarter ended June 30, 1995 due to increased sales volumes for all products offset by lower sales prices. Sales volumes for ammonia, UAN and urea increased 11%, 14% and 9%, respectively, over the same period in 1995 primarily due to a 10% to 12% increase in corn acres planted and an approximate 9% increase in wheat acres planted. The increase in planted acres was due in part to low grain inventories, high grain prices and passage of the 1996 Farm Bill which ended government acreage reduction and production control measures, allowing farmers more flexibility in planting. Unfavorable weather conditions during the 1996 spring planting season decreased sales prices for all nitrogen products compared with the 1995 period. Sales prices for ammonia, UAN and urea were 15%, 5% and 13%, respectively, lower than the prior year period.

     Cost of goods sold as a percentage of revenues was 47%, unchanged from the second quarter of 1995 reflecting favorable gas costs offset by lower nitrogen sales prices. While spot natural gas prices were approximately 45% higher during the second quarter of 1996 compared with the same period in 1995, the Partnership's gas procurement activities, which include forward pricing techniques, decreased its overall cost of natural gas by 22% compared with the 1995 quarter. Spot natural gas prices were higher in the 1996 quarter due to cold weather during the first quarter of 1996 which caused spot natural gas prices to increase and remain high during the second quarter as natural gas storage levels were replenished. During the second quarter of 1996, the Partnership realized gains on forward pricing transactions of $10.2 million.

     Operating expenses decreased $1.5 million, or 31%, compared with the 1995 quarter due to lower incentive compensation expense due to changes in profit sharing plans. In addition, benefits and data processing charges were lower during the 1996 quarter as a result of synergies gained from the combination of the general and administrative organizations of the General Partner and one of its affiliates.

     Interest expense declined $403,000 in the quarter ended June 30, 1996, compared with the 1995 quarter due to the repayment of the Partnership's $35 million term loan during the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

Volumes and prices for the six month periods ended June 30, 1996 and 1995 were as follows:

                    1996                           1995
         --------------------------      --------------------------
             Sales       Average             Sales       Average
            Volumes    Unit Price           Volumes    Unit Price
           (000 tons)    ($/ton)           (000 tons)    ($/ton)
         ------------  ------------      ------------  ------------

Ammonia        207        193                 204          227
UAN          1,146        100               1,062           97
Urea           219        188                 227          197

     Revenues for the six months ended June 30, 1996 were virtually unchanged from the comparable 1995 period as higher UAN sales volumes and prices were offset by lower sales prices for ammonia and urea. UAN sales volumes increased 8% and sales prices increased 3% over the 1995 period primarily due to the increased corn acres planted during 1996. Erratic weather patterns reduced ammonia and urea applications during the 1996 period. Wet weather in parts of the corn belt during the 1996 planting season created unfavorable conditions for ammonia application. The wet weather combined with reduced demand for use in the manufacture of phosphate fertilizers and lower industrial demand caused ammonia prices to decline approximately 15% from 1995. Dry weather in the wheat belt during the early part of 1996 caused urea applications to decline resulting in 4% lower urea sales volumes and 5% lower sales prices compared with the 1995 period.

     Cost of goods sold as a percentage of revenues decreased to 43% for the 1996 period from 47% for the 1995 period, despite slightly lower sales prices, reflecting the favorable impact of the Partnership's natural gas procurement activities. The Partnership's forward pricing activities decreased its overall cost of natural gas by 33% compared with the 1995 period. Spot natural gas prices were 43% higher during 1996 due to cold weather during the first quarter of 1996 which caused spot natural gas prices to increase and remain high during the second quarter as natural gas storage levels were replenished. During 1996, the Partnership realized gains on forward pricing transactions of $22.8 million.

     Operating expenses decreased $3.5 million, or 36%, compared with the six months ended June 30, 1995 primarily due to severance payments made during 1995 versus none in 1996. In addition, benefits and data processing charges were lower during 1996 as a result of synergies gained from the combination of the general and administrative organizations of the General Partner and one of its affiliates.

     Interest expense declined $1.2 million in the six months ended June 30, 1996, compared with the same period in 1995 due to the repayment of the Partnership's $35 million term loan during the second quarter of 1995.

     Interest income increased $1.0 million during 1996 due to higher levels of cash and short-term investments.

     Operating results for the third quarter are expected to reflect the normal seasonal drop in fertilizer sales and prices that follow spring planting.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities for the first six months of 1996 was $109.7 million, an increase of $17.5 million over the same period in 1995, principally due to higher net income. The Partnership's principal needs for funds are for support of its working capital, distributions to Partners and capital expenditures. The Partnership intends to fund such needs from net cash provided by operating activities and, to the extent permitted thereunder, from funds available under the Operating Partnership's revolving credit facility. At June 30, 1996, the Operating Partnership had $25 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

     Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Available Cash for the six months ended June 30, 1996 increased $44.4 million over the six months ended June 30, 1995 due primarily to the repayment of its $35 million term loan during the 1995 period and due to higher net income in 1996. On July 22, 1996, the General Partner announced a cash distribution of $33.0 million ($2.42 per Unit) to holders of the Senior Preference Units of record as of August 7, 1996, payable on August 29, 1996, based on Available Cash for the quarter ended June 30, 1996. A cash distribution of $12.5 million ($2.42 per Unit) on the Common Units, and a cash distribution of $27.9 million to the General Partner based on Available Cash for the quarter ended June 30, 1996, were also declared. There were no accumulated distribution arrearages for any Units as of June 30, 1996. At June 30, 1996, the Reserve Amount remained fully funded. During the first six months of 1996, the Partnership paid $97.9 million in distributions to its Partners.

     Customer prepayments declined $11.6 million from the December 31, 1995 balance due to the normal seasonal drawdown by customers of product purchased in prior periods. Certain customers prepay for product during the fall and winter months to take advantage of favorable pricing conditions. The customers then take possession of the product as needed during the spring planting season.

CAPITAL EXPENDITURES

     Capital expenditures totaled $2.7 million for the first six months of 1996. In the remainder of 1996, the Partnership plans to spend approximately $10 million.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.53 - Consent and Amendment No. 1 dated as of June 4, 1996 to Amended and Restated Credit Agreement, filed as Exhibit 4.4 to the Terra Industries Inc. Form 10-Q for the period ended June 30, 1996 (file No. 1-8520), is incorporated herein by reference.

          27 - Financial Data Schedule. (EDGAR ONLY)

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


                                         TERRA NITROGEN COMPANY, L.P.

                                     BY: TERRA NITROGEN CORPORATION
                                         AS GENERAL PARTNER


                                     BY: /s/ ERIK L. SLOCKERS
                                         ---------------------------------------
                                         ERIK L. SLOCKERS
                                         VICE PRESIDENT, CONTROLLER
                                         (PRINCIPAL ACCOUNTING OFFICER)



Date: AUGUST 13, 1996