Form 10-Q
period 1996-09-30
TERRA NITROGEN CO L P /DE
filed 1996-11-14
CIK 879575

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

     FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


AT THE CLOSE OF BUSINESS ON NOVEMBER 1, 1996, THERE WERE 13,636,364 SENIOR PREFERENCE UNITS OUTSTANDING.


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
  X   YES        NO
-----      -----

================================================================================

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TERRA NITROGEN COMPANY, L.P.
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                               SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                   1996            1995           1995
                                               -------------   ------------   -------------
                                                (UNAUDITED)                    (UNAUDITED)
ASSETS
  Current assets:
     Cash and cash equivalents                    $ 54,546       $ 71,490       $ 43,019
     Accounts receivable                             8,546         28,426         41,912
     Inventory - finished products                  12,007         12,201         15,162
     Inventory - materials and supplies             17,078          9,882          9,529
     Prepaid expenses                                3,643          6,001          5,604
                                                  --------       --------       --------
   Total current assets                             95,820        128,000        115,226


  Net property, plant and equipment                172,827        177,358        174,196


  Distribution reserve fund                         18,480         18,480         18,480
  Other assets                                      14,285         14,285          9,188
                                                  --------       --------       --------

   Total assets                                   $301,412       $338,123       $317,090
                                                  ========       ========       ========

LIABILITIES AND PARTNERS' CAPITAL


  Current liabilities:
     Accounts payable and accrued liabilities     $ 34,396       $ 29,488       $ 24,136
     Customer prepayments                            2,462         15,517          3,437
     Current portion of long-term debt               1,285          1,504          1,356
                                                  --------       --------       --------
    Total current liabilities                       38,143         46,509         28,929

  Long-term debt and capital
     lease obligations                               3,585          4,198          4,907
  Other long-term obligations                        1,060          1,060          1,060
  Partners' capital                                258,624        286,356        282,194
                                                  --------       --------       --------

    Total liabilities and partners' capital       $301,412       $338,123       $317,090
                                                  ========       ========       ========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                               ----------------------------   -----------------------------
                                                   1996            1995           1996            1995
                                               -------------   ------------   -------------   -------------
Revenues                                          $81,961        $85,285         $277,463        $279,311
Other income                                          296            189              480             411
                                                  -------        -------         --------        --------
Total revenues                                     82,257         85,474          277,943         279,722

Cost of goods sold                                 44,572         45,608          129,495         137,526
                                                  -------        -------         --------        --------

Gross profit                                       37,685         39,866          148,448         142,196
Operating expenses                                 (2,799)        (3,748)          (9,156)        (13,604)
                                                  -------        -------         --------        --------

Operating income                                   34,886         36,118          139,292         128,592

Interest expense                                     (465)          (158)            (711)         (1,602)
Interest income                                     1,462          1,151            4,982           3,672
                                                  -------        -------         --------        --------

Net income                                        $35,883        $37,111         $143,563        $130,662
                                                  =======        =======         ========        ========

Net income allocable to
 limited partners' interest                       $24,595        $27,195         $ 94,654        $ 96,678
                                                  =======        =======         ========        ========

Net income per limited
 partnership unit                                 $  1.31        $  1.45         $   5.03        $   5.14
                                                  =======        =======         ========        ========

                         TERRA NITROGEN COMPANY, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (IN THOUSANDS)

                                                       Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                      1996            1995
                                                  -------------   ------------
OPERATING ACTIVITIES:

  Net income                                         $143,563       $130,662
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     8,526          8,222
      Amortization of deferred finance fees                29             27
      Changes in operating assets and liabilities:
        Receivables                                    19,880        (13,851)
        Inventories                                    (1,512)         5,338
        Prepaid expenses                                2,358           (374)
        Accounts payable, accrued liabilities and
         customer prepayments                         (13,637)       (10,868)
        Other                                           1,748            124
                                                     ========       ========
NET CASH PROVIDED BY OPERATING ACTIVITIES             160,955        119,280

NET CASH USED IN INVESTING ACTIVITIES:

  Capital expenditures                                 (5,771)        (3,339)

FINANCING ACTIVITIES:

  Repayment of long-term debt                            (832)       (36,187)
  Partnership distributions                          (171,296)       (85,347)
                                                     --------       --------
NET CASH USED IN FINANCING ACTIVITIES                (172,128)      (121,534)
                                                     --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (16,944)        (5,593)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       71,490         48,612
                                                     --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 54,546       $ 43,019
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

     Net income per limited partnership unit is computed by dividing net income, less a 34% and 26% share allocable to the General Partner for the nine months ended September 30, 1996 and 1995, respectively, by 18,808,778 limited partner units, composed of 13,636,364 Senior Preference Units ("SPUs") (6,000,000 Junior Preference Units automatically became SPUs on December 31, 1995, pursuant to the terms of the Agreement of Limited Partnership of TNCLP), and 5,172,414 Common Units. The net income allocated to the General Partner increased to 34% during the nine months ended September 30, 1996 due to the increase in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels that are significantly above the Minimum Quarterly Distribution ("MQD") of $.605 per quarter per unit. Available Cash for the nine months ended September 30, 1996 increased $55.7 million over the nine months ended September 30, 1995 due primarily to the reduction in 1995 Available Cash as a result of the repayment of its $35 million term loan out of cash flow from operations during the 1995 period, and an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility (see Note 7) entered into during the third quarter of 1996 and due to higher net income in 1996.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement). In addition, a Reserve Amount equal to $18.5 million has been previously funded to support distributions of the MQD on the SPUs. At September 30, 1996, the Reserve Amount remained fully funded. During the Preference Period, ending December 31, 1996, Senior Preference and Common Units participate equally in cash distributions after each class of Units has received the MQD subject to the General Partner's right to receive cash distributions.

     The quarterly cash distributions declared on the Units and to the General Partner applicable to 1996 and 1995 were as follows:

                      Senior Preference Units         Common Units              General Partner
                     -------------------------  -------------------------  -------------------------
                     Total ($000s)  $ Per Unit  Total ($000s)  $ Per Unit  Total ($000s)  $ Per Unit
                     -------------  ----------  -------------  ----------  -------------  ----------
1996:
   First Quarter         22,227         1.63         8,431         1.63        13,022         --
   Second Quarter        33,000         2.42        12,517         2.42        27,883         --
   Third Quarter         24,136         1.77         9,155         1.77        15,685         --

1995:
   First Quarter         15,545         1.14         5,897         1.14         3,795         --
   Second Quarter        23,591         1.73         8,948         1.73        14,904         --
   Third Quarter         20,045         1.47         7,603         1.47         9,995         --
   Fourth Quarter        26,045         1.91         9,879         1.91        18,290         --

3.   Cash and cash equivalents

      The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc., the parent of the General Partner. The deposit is due on demand and at September 30, 1996 the interest rate of 6.2% was based on the cost rate as calculated under the accounts receivable sale agreement. The amount of the demand deposit included in cash and cash equivalents was $37.9 million at September 30, 1996.

4.   Conversion of SPUs

     Pursuant to the provisions of the Agreement of Limited Partnership of TNCLP, the Preference Period for TNCLP will end on December 31, 1996. At the end of the Preference Period, for a 90-day period commencing on the date the General Partner mails notice to the Senior Preference Unitholders that the Senior Conversion Date (the last day of the Preference Period) has occurred, the holders of all SPUs will have the right, subject to satisfaction of exchange listing requirements, to elect to convert their SPUs into Common Units on a one-for-one basis, effective as of the Senior Conversion Date, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice is not received during such 90-day period will remain SPUs. Those units that remain SPUs and do not convert into Common Units will continue to be entitled to the MQD, but will not participate with the Common Units in any additional distributions.

     After the Preference Period, the Reserve Amount will be maintained only to support distributions on any remaining SPUs. The Reserve Amount will be maintained in the amount of the lesser of (1) $18.5 million or (2) the amount equal to four quarters of MQDs on all SPUs outstanding.

5.   Redemption of SPUs

     After the Preference Period, any or all of the SPUs may be redeemed at the option of the Partnership, exercised in the sole discretion of the General Partner, upon at least 30 but not more than 60 days' notice at a price equal to Unrecovered Capital plus accrued arrearages, if any. Unrecovered Capital, as further defined in the Partnership Agreement, means an amount equal to the excess of (i) the initial public offering price per SPU ($21.50) over (ii) the sum of all distributions made in respect of an SPU out of Available Cash constituting Cash from Interim Capital Transactions. If after giving effect to an anticipated redemption, fewer than 1.0 million SPUs would be held by non-affiliates of the General Partner, the Partnership must redeem all such SPUs if it redeems any SPUs.

6.   Natural gas costs

     The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of approximately 40-80% of its natural gas requirements for the upcoming 12 months and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques to gain some protection against natural gas price increases on the spot market. These contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices. The Partnership frequently uses prices at the Henry Hub in Louisiana as the index price. Natural gas supplies for the Partnership's two production facilities are purchased from various suppliers for each plant location. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may more than offset the change in the price of physical gas.

     As of September 30, 1996, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1996, 1997 and 1998, consistent with its policy mentioned above. As a result of such policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership may incur costs above the spot market price as a result of such policies. The Partnership has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Unrealized gains from forward pricing positions totaled $11.3 million as of September 30, 1996. As of September 30, 1995, unrealized losses from forward pricing positions totaled $4.0 million.

     For the nine months ended September 30, 1996, natural gas hedging activities produced cost savings of approximately $28.4 million. Conversely, for the comparable 1995 period, natural gas hedging increased cost by approximately $15.1 million.

7.   Accounts Receivable Securitization

     On August 20, 1996, TNCLP and certain affiliates of the General Partner, through Terra Funding Corporation ("TFC"), an affiliate of the General Partner and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. The discount on the accounts receivable sold is included in interest expense in the Consolidated Statements of Income.

8.   New accounting standards

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

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingushments of Liabilities", which establishes accounting and reporting standards for such transfers. The Partnership will adopt SFAS No. 125 effective January 1, 1997. Management does not expect that there will be a material impact on the Partnership's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Volumes and prices for the three month periods ended September 30, 1996 and 1995 were as follows:

                                  1996                             1995
                       -------------------------        ------------------------
                           Sales       Average              Sales       Average
                          Volumes    Unit Price            Volumes    Unit Price
                         (000 tons)    ($/ton)            (000 tons)    ($/ton)
                       -------------------------        ------------------------
Ammonia                     104          164                 123          173
UAN                         585           85                 460           92
Urea                         94          160                 132          165


     Revenues for the quarter ended September 30, 1996 declined $3.2 million, or 4%, compared with the quarter ended September 30, 1995 primarily due to lower sales prices. Sales prices for all products were down between 3% and 7% compared with the prior year quarter. In addition, sales volumes for urea and ammonia decreased 29% and 15%, respectively, while UAN volumes increased 27% compared with the same period in 1995. Urea and ammonia sales volumes declined primarily due to a turnaround performed at the Blytheville Plant and reduced shipments for wheat pre-plant application during the third quarter of 1996. UAN sales volumes increased due to the late spring planting season that continued into the third quarter and due to increased fall dealer demand.

     Cost of goods sold as a percentage of revenues was 54% for the 1996 quarter, a slight increase from the third quarter of 1995 as the lower nitrogen sales prices were offset by lower natural gas costs. While spot natural gas prices were approximately 56% higher during the third quarter of 1996 compared with the same period in 1995, the Partnership's gas procurement activities, which include forward pricing techniques, decreased its overall cost of natural gas by 4% compared with the 1995 quarter. During the third quarter of 1996, the Partnership realized gains on forward pricing transactions of $5.7 million compared with losses of $4.3 million recorded in the 1995 quarter.

     Operating expenses decreased $0.9 million, or 25%, compared with the 1995 quarter primarily due to lower data processing, legal, incentive compensation and employee benefit expenses. In addition, severance and relocation expenses were lower during the 1996 period.

     Interest expense increased $307,000 over the comparable 1995 period primarily due to the discount on accounts receivable sold under the accounts receivable securitization facility entered into during the third quarter of 1996 (see Note 7).

     Interest income increased $311,000, or 27%, compared with the 1995 period due to higher levels of cash and short term investments.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Volumes and prices for the nine month periods ended September 30, 1996 and 1995 were as follows:

                                 1996                            1995
                       ------------------------        -------------------------
                          Sales       Average             Sales        Average
                         Volumes    Unit Price           Volumes     Unit Price
                        (000 tons)    ($/ton)           (000 tons)     ($/ton)
                       ------------------------        -------------------------
Ammonia                     311        183                  327         206
UAN                       1,731         95                1,522          95
Urea                        312        180                  358          86

     Revenues for the nine months ended September 30, 1996 were virtually unchanged from the comparable 1995 period as higher UAN sales volumes were offset by lower sales prices and volumes for urea and ammonia. UAN sales volumes increased 14% primarily due to an approximate 12% increase in corn acres planted during 1996. The increase in planted acres was due in part to low grain inventories, high grain prices and passage of the 1996 Farm Bill which ended government acreage reduction and production control measures, allowing farmers more flexibility in planting. In addition, demand for fall dealer requirements occurred earlier in 1996 compared with the requirements for fall 1995. Erratic weather patterns reduced ammonia and urea applications during the 1996 period. Wet weather in parts of the corn belt during the 1996 planting season created unfavorable conditions for ammonia application. The wet weather combined with reduced demand for use in the manufacture of phosphate fertilizers and lower industrial demand caused ammonia prices to decline approximately 11% from 1995. Urea and ammonia sales volumes were also impacted by a scheduled turnaround performed at the Blytheville Plant during the third quarter of 1996 and reduced shipments for wheat pre-plant application during 1996.

     Cost of goods sold as a percentage of revenues decreased to 47% for the 1996 period from 49% for the 1995 period, despite slightly lower sales prices, reflecting the favorable impact of the Partnership's natural gas procurement activities. The Partnership's forward pricing activities decreased its overall cost of natural gas by 26% compared with the 1995 period. Spot natural gas prices were 45% higher during 1996 due to cold weather during the first quarter of 1996 which caused spot natural gas prices to increase and remain high during the second and third quarters as natural gas storage levels were replenished. During 1996, the Partnership realized gains on natural gas forward pricing transactions of $28.5 million.

     Operating expenses decreased $4.4 million, or 33%, compared with the nine months ended September 30, 1995 as a result of severance payments made during 1995 versus none in 1996 and lower 1996 incentive compensation expenses due to changes in profit sharing plans. In addition, data processing, legal and employee benefit expenses were lower during 1996.

     Interest expense declined $891,000 in the nine months ended September 30, 1996, compared with the same period in 1995 primarily due to the repayment of the Partnership's $35 million term loan during the second quarter of 1995.

     Interest income increased $1.3 million during 1996 due to higher levels of cash and short-term investments.

     CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities for the first nine months of 1996 was $161.0 million, an increase of $41.7 million over the same period in 1995, principally due to higher net income and the proceeds received from the accounts receivable securitization program entered into during the third quarter of 1996. The Partnership's principal needs for funds are for support of its working capital, distributions to Partners and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities. At September 30, 1996, the Operating Partnership also had $25 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

     Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Available Cash for the nine months ended September 30, 1996 increased $55.7 million over the nine months ended September 30, 1995 due primarily to the repayment of its $35 million term loan during the 1995 period, proceeds from the accounts receivable securitization facility and higher net income in 1996. On October 21, 1996, the General Partner announced a cash distribution of $24.1 million ($1.77 per Unit) to holders of the SPUs of record as of November 6, 1996, payable on November 27, 1996, based on Available Cash for the quarter ended September 30, 1996. A cash distribution of $9.2 million ($1.77 per Unit) on the Common Units, and a cash distribution of $15.7 million to the General Partner based on Available Cash for the quarter ended September 30, 1996, were also declared. There were no accumulated distribution arrearages for any Units as of September 30, 1996. At September 30, 1996, the Reserve Amount remained fully funded. During the first nine months of 1996, the Partnership paid $171.3 million in distributions to its Partners.

     Accounts receivable declined $19.9 million from the December 31, 1995 balance due to the accounts receivable securitization facility entered into in the third quarter of 1996.

     Customer prepayments declined $13.1 million from the December 31, 1995 balance due to the normal seasonal drawdown by customers of product purchased in prior periods. Certain customers prepay for product during the fall and winter months to take advantage of favorable pricing conditions. The customers then take delivery of the product as needed during the spring planting season.


CAPITAL EXPENDITURES

     Capital expenditures totaled $5.8 million for the first nine months of 1996. In the remainder of 1996, the Partnership plans to spend approximately $4.0 million.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

               10.54 - Consent and Amendment No. 2 dated as of July 31, 1996 to
                       Amended and Restated Credit Agreement, filed as Exhibit
                       4.5 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.

               10.55 - Receivables Purchase Agreement dated as of August 20,
                       1996 among Terra Funding Corporation, Terra Capital, Inc., Certain Financial Institutions and Bank of America National Trust and Savings Association, filed as Exhibit
                       10.12 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.

               10.56 - Purchase and Sale Agreement dated as of August 20, 1996 among Terra International, Inc., Terra Nitrogen, Limited Partnership, Beaumont Methanol, Limited Partnership, Terra Funding Corporation and Terra Capital, Inc., filed as Exhibit 10.13 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.


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


                                           TERRA NITROGEN COMPANY, L.P.


                                      By:  TERRA NITROGEN CORPORATION
                                           as General Partner


                                      By:  /s/ Erik L. Slockers
                                           -------------------------------------
                                           Erik L. Slockers
                                           Vice President, Controller
                                           (Principal Accounting Officer)



Date:  November 14, 1996