Form 10-K
period 1996-12-31
TERRA NITROGEN CO L P /DE
filed 1997-03-07
CIK 879575

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         _____________________________

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended December 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from ____________ to _____________ Commission file number 1-10877

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of Each Exchange on
             Title of Each Class                     Which Registered
             -------------------                     ----------------
           Senior Preference Units               New York Stock Exchange
            Representing Limited
             Partner Interests
      Evidenced by Depositary Receipts

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     NO  [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the registrant's Senior Preference Units held by nonaffiliates as of the close of business on February 27, 1997 was $280,614,171.

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                      PART I
Items 1.
  and 2.  Business and Properties.......................................     1
Item  3.  Legal Proceedings.............................................     7
Item  4.  Submission of Matters to a Vote of Unitholders................     7

                      PART II

Item  5.  Market for Registrant's Units and Related Unitholder Matters..     8
Item  6.  Selected Financial Data.......................................     8
Item  7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   10
Item  8.  Financial Statements and Supplementary Data...................    15
Item  9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   16

                      PART III

Item 10.  Directors and Executive Officers of the Registrant............    17
Item 11.  Executive Compensation........................................    19
Item 12.  Security Ownership of Certain Beneficial Owners and Management    24
Item 13.  Certain Relationships and Related Transactions................    25

                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...........................................   27

Signatures..............................................................    31

                         TERRA NITROGEN COMPANY, L.P.

                                   FORM 10-K

                                     PART I

Items 1 and 2.  Business and Properties

General

  Terra Nitrogen Company, L.P. ("TNCLP") is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"). Terra Nitrogen Corporation ("TNC"), a Delaware corporation, owns a combined 2.0% general partner interest in, and serves as the general partner (the "General Partner") of, both TNCLP and the Operating Partnership (collectively the "Partnership", unless the context otherwise requires). TNC is an indirect, wholly owned subsidiary of Terra Industries Inc. ("Terra"), a Maryland corporation. Terra, through its various subsidiaries, is a leading marketer and producer of nitrogen fertilizer, crop protection products, seed and services for agricultural, turf, ornamental and other growers. Terra also produces nitrogen products and methanol for industrial customers.

  Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. Prior to December 31, 1996, the limited partner interests consisted of 13,636,364 Senior Preference Units ("SPUs") and 5,172,414 Common Units. Terra and its subsidiaries owned 6,974,900 SPUs and all the Common Units on December 31, 1996, and the balance of SPUs are currently traded on the New York Stock Exchange under the symbol "TNH". The Senior Preference and Common Units are referred to herein individually as a "Unit" and collectively as "Units".

  Pursuant to the provisions of the TNCLP limited partnership agreement, the Preference Period for TNCLP ended on December 31, 1996, and holders of SPUs can elect by March 31, 1997 to convert to Common Units. (See "Status of Units at end of Preference Period").

Partnership products

  The Partnership is one of the largest U.S. producers and distributors of nitrogen fertilizer products, which are principally used by farmers to improve the yield and quality of their crops. The Partnership's principal products include ammonia, urea and urea ammonium nitrate solution ("UAN"). The Partnership's product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis. Although, to some extent, the various nitrogen fertilizer products are interchangeable, each has its own distinct characteristics which result in agronomic preferences among end users. Farmers determine which type of nitrogen fertilizer to apply depending on the crop, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

  The Partnership's sales mix for each of the years 1996, 1995 and 1994 was (based on tons sold):

                                  1996    1995    1994
                                  -----   -----   -----
                     Ammonia        13%     15%     19%
                     Urea           13%     15%     15%
                     UAN            74%     70%     66%
                                  ----    ----    ----
                                   100%    100%    100%

  Ammonia. The Partnership produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of most other nitrogen fertilizers, at its two plants (the "Plants") located in Verdigris, Oklahoma (the "Verdigris Plant") and Blytheville, Arkansas (the "Blytheville Plant"). Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts.

  Ammonia has a nitrogen content of 82% by weight and is the least expensive form of fertilizer per unit of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied during a shorter period of the growing season. Ammonia must be injected into the soil by specialized equipment, and soil conditions often limit its application. In addition, in certain areas, especially in lesser developed countries, dealers and farmers lack the equipment necessary to store, ship and apply ammonia and are required to use other forms of nitrogen fertilizer. Ammonia can be upgraded to produce solid or liquid fertilizers, like urea and UAN, which are relatively easier to transport, store and apply than ammonia.

  Urea. The Partnership produces granular urea at the Blytheville Plant, by upgrading a portion of its ammonia production. Solid urea is produced by converting ammonia into liquid urea which is then dehydrated and turned into a solid and either prilled or granulated. Prilled materials are the most common form of solid urea. The granular form made by the Partnership may command a modest price premium in certain markets because the consistency in size of the granules (relative to prills) results in a more controllable spreading pattern and better blending characteristics.

  Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Dry urea is used both as a direct application fertilizer and as an ingredient in the dry bulk blending of mixed fertilizer grades. Urea is transported and stored in bulk or in bags and is often blended by distributors into customized fertilizers containing other nutrients.

  UAN. The Partnership produces UAN at the Verdigris Plant and at the Blytheville Plant by upgrading a portion of its ammonia production. UAN is produced by combining liquid urea and ammonium nitrate in water. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized for transportation or storage.

  The nitrogen content of UAN is typically 28% to 32%. As a liquid, UAN has many advantages over solid fertilizers and gaseous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various herbicides, pesticides and other nutrients, permitting the farmer to apply several materials simultaneously rather than in separate applications, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be sprayed on, injected into the soil, or applied through irrigation systems, throughout the growing season.

Marketing and distribution

  The Partnership sells its products primarily in the Central and Southern Plains and Cornbelt regions of the United States. The Partnership's two Plants are located on waterways near the major crop producing and consuming areas of the United States, where the Partnership has ready access to barge, truck and rail transportation at both Plants and an ammonia pipeline at the Verdigris Plant to transport product to its primary markets. As of December 31, 1996, the General Partner marketed the Partnership's products through a distribution and marketing organization of 31 persons, located in the field and at the Partnership's headquarters in Tulsa, Oklahoma. For further information on the combined organizations of the General Partner and its affiliates, see "Certain Relationships and Related Transactions".

  All of the Partnership's sales are at the wholesale level. The Partnership's customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, who, in turn, sell directly to farmers. Many dealers maintain storage capacity for year-round inventory as well as application equipment. The majority of the Partnership's sales of nitrogen fertilizer is made to dealers. For the year ended December 31, 1996, sales to Terra totalled $41.4 million, or 11.4% of the Partnership's sales. For a description of the Partnership's sales to affiliates of the General Partner, see "Certain Relationships and Related Transactions".

  The Partnership exports UAN through an export marketing association comprised of three domestic UAN producers.

     Transportation. The Partnership transports product primarily via barge and railcar. Additionally, the Partnership uses trucks to transport smaller quantities of product, and the Verdigris Plant distributes ammonia through the MAPCO pipeline. In addition, various supply terminals and transportation equipment are generally available for the use and benefit of the Partnership and affiliates of the General Partner. The transportation equipment includes access to approximately 2,150 leased railcars. The Partnership has access to significant storage capacity throughout the Midwestern U.S. and other major fertilizer consuming regions in the U.S. through these supply terminals. See "Certain Relationships and Related Transactions".

Production facilities

     The following table illustrates the Partnership's gross production capacity and percentage of capacity utilized.

                                             Years Ended December 31,
                                            --------------------------
                                            1996      1995       1994
                                            -----     -----     ------
 Capacity (000s tons)
   Ammonia                                   1,470     1,470     1,400
   Urea                                        480       480       480
   UAN                                       2,250     2,150     2,050
                                             -----     -----     -----
    Total                                    4,200     4,100     3,930

 Capacity Utilization*                         102%      102%       97%

* Capacity utilization is determined by dividing the gross tons of product produced by the tons of capacity at expected operating rates and onstream factors.

     Verdigris Plant. The Verdigris facility is located at the Port of Catoosa, in Rogers County, Oklahoma. On the Verdigris site are the Verdigris Plant and the Port Terminal. The Verdigris Plant is owned in fee by the Partnership, while the Port Terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest is scheduled to expire on April 30, 1999, and the Partnership has the option to renew the lease for two additional, consecutive terms of five years each. The Verdigris Plant consists of two ammonia plants, two nitric acid plants and two UAN solution plants. The Verdigris Plant produces primarily ammonia and UAN solution. In 1996, approximately 75 percent of its ammonia production was converted into UAN. In addition, the Verdigris Plant also contains carbon dioxide and argon recovery facilities. The Verdigris Plant's sale of by-product carbon dioxide and argon reduces the cost of production of nitrogen products. The Verdigris Plant delivers its products by barge, truck, rail and pipeline.

     Blytheville Plant. The Blytheville Plant is located in Mississippi County, Arkansas, adjacent to the Mississippi River. The Blytheville Plant consists of an anhydrous ammonia plant, a granular urea plant and a UAN solution plant. In 1996, approximately 68 percent of its ammonia was converted into granular urea and UAN. The ammonia facility at the Blytheville Plant is leased from the City of Blytheville at a nominal annual rental. The lease term is scheduled to expire on November 30, 1999, and the Partnership has the option to extend the lease for twelve successive terms of five years each at the same rental rate. The Partnership has the unconditional right to purchase the Plant for a nominal price at the end of the lease term (including any renewal term). The urea facility is also leased from the City of Blytheville. The lease is scheduled to expire on November 1, 1999, and the Partnership has the option to renew the lease for four successive periods of five years each at a nominal annual rental. The Partnership also has an option to purchase the property for a nominal price. The Blytheville Plant has access to a distribution system which includes rail, truck and barge transportation. This distribution network gives the Blytheville Plant the flexibility to serve the Eastern U.S. fertilizer markets.

     Terminal Facilities. The Partnership owns and operates four terminals used in the storage and distribution of product to customers. The Dublin Terminal, a UAN terminal owned by the Partnership in fee, is located in Henry and Wayne Counties, Indiana. The Blair Terminal, an ammonia and UAN terminal facility in which the Partnership holds a fee interest and a leasehold interest, is located in Washington County, Nebraska. The Pekin Terminal, a UAN terminal in which the Partnership holds a leasehold interest, is located in Tazewell

County, Illinois. The Shattuc Terminal, a UAN terminal owned by the Partnership in fee, is located in Clinton County, Illinois. The leasehold portions of both the Blair Terminal and the Pekin Terminal properties are leased from Conoco Inc. under a capital lease. The lease is scheduled to terminate on November 30, 2000. The Partnership has an option to purchase these properties for a nominal price at the end of the lease term. In addition, as of December 31, 1996, the Partnership leased space in 59 terminals located in numerous states.

Raw materials

  Natural gas is the primary raw material used in the production of ammonia and is also the primary fuel used in the Partnership's ammonia production processes. The Partnership purchases natural gas from unaffiliated sources. The purchase and transportation of natural gas account for a large majority of the Partnership's production costs, representing approximately 50% of total costs and expenses. A significant increase in the price of natural gas that is not recovered through an increase in nitrogen fertilizer prices would have a material adverse effect on the Partnership's profitability and cash flow. Annual gas usage in the Partnership's plants is approximately 56 million MMbtus (million British Thermal Units).

  The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of approximately 40% to 80% of its natural gas requirements for the upcoming 12 months and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques in an attempt to gain some protection against natural gas price increases on the spot market. Consequently, if natural gas prices were to increase in a future period the Partnership may benefit from these forward pricing techniques; however, if natural gas prices were to fall, the Partnership may incur costs above the spot market price as a result of such policies.

  The settlement dates for such financial instruments are scheduled to coincide with gas purchases during such future periods. These instruments reference physical natural gas prices or appropriate NYMEX futures contract prices. The contracts' physical prices are frequently based on the Henry Hub Louisiana price, which is the most common and financially liquid location of reference for financial derivatives related to natural gas; however, natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in price of physical gas. The partnership has entered into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies. As of December 31, 1996, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1997 and 1998. Liquidation of these financial derivatives based on December 31, 1996 market prices would have resulted in a gain of $20 million.

  Verdigris Plant Supply. The Verdigris Plant obtains natural gas under a transportation agreement with Oklahoma Natural Gas Company ("ONG") that will expire in 2004. Under the provisions of the agreements, the Partnership has the option to: (a) purchase all or part of its natural gas requirements from ONG at prices periodically offered by ONG, (b) purchase natural gas from third parties or (c) use any combination of (a) or (b). Except under certain limited circumstances, all natural gas purchased by the Verdigris Plant must be transported to the Plant on ONG's pipeline system under interruptible transportation agreements.

  Blytheville Plant Supply. The Partnership has agreements for the transportation of natural gas to the Blytheville Plant. The primary term of the agreements expires on September 30, 1998.

Seasonality and volatility

  Nitrogen fertilizer is a global commodity and generally has no proprietary distinction. The U.S. nitrogen fertilizer business is both seasonal and volatile due to a number of factors that affect U.S. and world supply and demand. Approximately 60% of all nitrogen fertilizer consumed in the United States is applied on acreage used for growing corn and wheat. Because of its dependence on the U.S. agricultural markets, the Partnership's business is seasonal to the extent that the Partnership typically realizes higher prices and accordingly more revenues on its products in the second quarter. The seasonality of the partnership's business is the result of the U.S. agricultural growing season, which imposes the need to build inventories for the annual peak periods of fertilizer application and generally results in higher fertilizer prices during such peak periods. Prices for fertilizer typically peak in the spring, drop in the summer, increase in the fall (as depleted inventories are restored) through the spring.

  In recent years, additional nitrogen fertilizer storage capacity has been built which allows the Partnership's customers to purchase more product during the fall and winter months. As a result, there has been a shift in Partnership sales from the first and second quarters of the year to the third and fourth quarters. While the third and fourth quarter revenues now represent a higher percentage of the annual revenues, the second quarter continues to be the Partnership's strongest quarter producing the highest revenues and earnings.

  The Partnership's revenues are primarily dependent on U.S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions (particularly during periods of high fertilizer application), current and projected grain stocks and prices, grain export prices and supports, and the U.S. government's agricultural policy. U.S. governmental policies were designed to regulate or influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices in order to mitigate price and grain inventory volatility. The enactment of the Federal Agriculture Improvement and Reform ("FAIR") act during 1996 ended government acreage reduction and production control measures and allowed farmers more flexibility in planting. As a result, additional acres were brought into production during 1996 and this increase in acreage production, if sustained, could have a positive impact on the fertilizer industry over the next few years. However, there can be no assurance that the relatively high nitrogen fertilizer price levels achieved in 1996 will continue.

Competition

  The nitrogen fertilizer industry is highly competitive. Competition takes place largely on the basis of price, reliability and deliverability, since fertilizer is a commodity. The relative cost and availability of natural gas, the efficiency of production facilities and the ability to transport finished goods to end users are important competitive factors. The Partnership's domestic competitors include large farm cooperatives, other independent fertilizer companies and subsidiaries or divisions of larger chemical or energy companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those of the Partnership. Some of the Partnership's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than is the Partnership. Countries with inexpensive sources of natural gas, particularly those in the former Soviet Union and the Middle East, can produce nitrogen fertilizers at a low cost. However, political instability and high transportation costs can serve as deterrents to exporting nitrogen fertilizers to the U.S.

  Tight market conditions and higher ammonia prices since the spring of 1994 have created interest in construction of new plants and expansion of existing plants in the nitrogen fertilizer industry. Consequently, new nitrogen fertilizer production facilities are anticipated to come on stream during the next few years. If increasing demand is insufficient to absorb new supplies generated by these facilities, profit margins could decline in future periods.

Environmental matters

  The Partnership is subject to federal, state and local environmental, health and safety laws and regulations, particularly relating to air and water quality. In the course of its ordinary operations, the Partnership has and will generate wastes, which may fall within the definition of "hazardous substances" under federal or state laws. If such wastes have been disposed of at sites which are targeted for cleanup by federal or state regulatory authorities, the Partnership may be among those responsible under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous state laws for all or part of the costs of such cleanup.

  The Partnership believes that the procedures currently in effect at all of its facilities for the production, handling and transportation of all materials are consistent with industry standards and in compliance with applicable environmental, health and safety laws in all material respects. In addition, in connection with the Asset Purchase Agreement dated February 7, 1990, between TNC and FreeportMcMoRan Resource Partners, Limited Partnership ("FMRP"), as amended, by which TNC purchased certain nitrogen fertilizer operations from FMRP (the "1990 TNC Acquisition"), FMRP agreed to provide TNC a limited indemnity (the "Freeport

Indemnity") for certain environmental liabilities that are the subject of official notice from a court or governmental agency. The Freeport Indemnity encompasses all costs incurred in respect of all such liabilities associated with the off-site disposal of hazardous substances or other solid wastes generated by FMRP prior to the 1990 TNC acquisition's closing date, February 28, 1990.

  Certain state regulatory agencies have enacted requirements to provide secondary containment for bulk agricultural chemical storage facilities present at the Partnership's terminals. It is expected that other states will adopt similar requirements pursuant to federal mandate. The Partnership has commenced construction of these facilities at its terminals, and estimates that the future cost of complying with these regulations in 1997 and beyond will be approximately $1.0 million.

  The Partnership may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act and Clean Water Act requirements. These equipment requirements are also typically applicable to competitors as well. The Partnership estimates that the cost of complying with these requirements will be approximately $2.5 million through 1998.

  Based on its current knowledge, the Partnership does not expect any capital expenditures relating to environmental matters to have a material adverse effect on its results of operations, financial condition, capital resources, liquidity or cash flow. There can be no assurance, however, that additional environmental matters resulting in material liabilities or expenditures will not be discovered or that, in the future, material expenditures for such matters will not be required by changes in law.

Employees

  The Partnership does not have any employees, officers or directors.

  The General Partner is responsible for the management of the Partnership. As of December 31, 1996, the General Partner had 361 employees. None of the General Partner's employees are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Status of Units at end of Preference Period

  Pursuant to the provisions of the TNCLP limited partnership agreement, the Preference Period for TNCLP ended on December 31, 1996. Until March 31, 1997 the holders of all SPUs have the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective as of December 31, 1996 by delivering to the General Partner a conversion notice. Any Units for which a conversion notice is not received on or prior to March 31, 1997 remain SPUs (see "Redemption"). Those units that remain SPUs and do not convert into Common Units will continue to be entitled to the Minimum Quarterly Distribution but will not participate with the Common Units in any additional distributions.

  The Common Units have been approved for listing on the New York Stock Exchange under the symbol "TNH". The SPUs will, if not delisted, be traded under the new symbol "TNH PR". In the event that too few SPUs convert to Common Units and therefore such Common Units do not meet the exchange listing requirements, only SPUs owned by the General Partner and its affiliates may be converted into Common Units, and SPUs held by all other holders will remain SPUs.

Redemption

  SPUs that fail to convert to Common Units may be redeemed at the option of the Partnership, exercised in the sole discretion of the General Partner, upon at least 30 but not more than 60 days' notice at a price equal to Unrecovered Capital plus accrued arrearages, if any. Unrecovered Capital, as further defined in the Partnership Agreement, currently equals $21.50. If after giving effect to an anticipated redemption, fewer than 1.0 million SPUs would be held by non-affiliates of the General Partner, the Partnership must redeem all such SPUs if it redeems any SPUs.

Limited Call Right

  If at any time less than 25% of the issued and Outstanding Units of any class (Senior Preference or Common) are held by non-affiliates of the General Partner, the Partnership may call, or assign to the General Partner or its affiliates its right to acquire all such Outstanding Units held by non-affiliated persons. TNCLP shall give at least 30 but not more than 60 days notice of its decision to purchase the Outstanding Units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Item 3.  Legal Proceedings

  There is no pending or threatened litigation to the knowledge of the Partnership that would have a material adverse effect on the business or financial condition of the Partnership.

Item 4.  Submission of Matters to a Vote of Unitholders

   Not Applicable.

                                    PART II

ITEM 5.   Market for Registrant's Units and Related Unitholder Matters

     Prior to January 1, 1997, the SPUs of TNCLP were listed and traded on the New York Stock Exchange under the symbol, TNH. The high and low sales prices of the SPUs for each quarterly period for 1996 and 1995, as reported on the New York Stock Exchange Composite Tape, were as follows:

                           1996                     1995
                   ---------------------    ---------------------
Quarter              High           Low        High         Low
-------            --------       -------   ---------      ------
 1st               $47 1/4        $35 3/4   $30 1/2        $24 1/8
 2nd                49 1/4         37        32 1/4         28 1/2
 3rd                46 1/2         37 1/2    32 1/2         29 1/2
 4th                45 3/4         41 1/2    38 7/8         31 5/8

     Based on information received from TNCLP's transfer and servicing agent, the number of registered unitholders as of February 7, 1997 is 1,019. TNC owns 6,000,000 SPUs. TNC is the record holder of all 5,172,414 Common Units outstanding on February 7, 1997.

     The quarterly cash distributions paid to the Units and the General Partner in 1996 and 1995 were as follows:

                                Amount Per          Amount Per       Amount Per
                             Senior Preference   Junior Preference     Common       Amount Distributed
                                   Unit                Unit             Unit        to General Partner
                             -----------------   -----------------   ----------     ------------------
     1996:
       First quarter             $1.91                   *            $1.91          $18,290,234
       Second quarter             1.63                   *             1.63           13,022,192
       Third quarter              2.42                   *             2.42           27,882,757
       Fourth quarter             1.77                   *             1.77           15,658,463

     1995:
       First quarter               .66                 .66              .66              253,343
       Second quarter             1.14                1.14             1.14            3,794,993
       Third quarter              1.73                1.73             1.73           14,903,814
       Fourth quarter             1.47                1.47             1.47            9,995,096

     * On December 31, 1995, the Junior Preference Units automatically became SPUs pursuant to the terms of the TNCLP limited partnership agreement.

     Cash distributions are based on Available Cash for the quarter as defined in TNCLP's limited partnership agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. There are a number of factors which affect the amount of taxable income reported to unitholders including Partnership earnings, capital spending and cash distributions.

Item 6.   Selected Financial Data

               SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The following table sets forth the Partnership's historical financial and operating data for each of the five years ended December 31, 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

               SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

                                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                           1996           1995           1994           1993           1992
                                       ------------   ------------   -------------  ------------   ------------
                                       (Dollars in Thousands, except Income per Unit and Average Realized Prices)
INCOME STATEMENT DATA:
 Revenues....................           $362,730       $373,325       $300,269       $259,782       $243,397
 Other  income...............                408            650          2,565            968          1,360
                                        --------       --------       --------       --------       --------
   Total revenues............            363,138        373,975        302,834        260,750        244,757
                                        --------       --------       --------       --------       --------
 Cost of goods sold..........            177,502        187,615        193,541        190,192        170,033
                                        --------       --------       --------       --------       --------
   Gross profit..............            185,636        186,360        109,293         70,558         74,724
 Operating expenses..........             13,035         16,840         20,000         17,645         17,414
                                        --------       --------       --------       --------       --------
   Operating income..........            172,601        169,520         89,293         52,913         57,310
 Interest expense............             (1,210)        (1,748)        (3,575)        (4,015)        (4,629)
 Interest income.............              6,242          4,696          2,038            831            811
                                        --------       --------       --------       --------       --------
   Income before income taxes and
   extraordinary expense.....            177,633        172,468         87,756         49,729         53,492
 Income taxes................                 --             --             --             --             --
                                        --------       --------       --------       --------       --------
 Income before extraordinary
   expense...................           $177,633       $172,468       $ 87,756       $ 49,729       $ 53,492
                                        ========       ========       ========       ========       ========
 Income before extraordinary
   expense per limited
   partner unit..............           $   6.35       $   6.55       $   4.57       $   2.59       $   2.79
                                        ========       ========       ========       ========       ========
Balance Sheet Data (at period end):
 Net property, plant and
   equipment.................           $172,771       $177,358       $179,028       $184,629       $194,171
  Total assets...............            306,668        338,123        316,645        286,355        290,234
  Capital lease obligations
   including including current
   maturities................              4,198          5,702         42,450         38,418         39,119
  Partners' capital..........            243,744        286,356        236,879        201,003        197,720
OPERATING DATA:
  Production (000s tons):(a)
   Ammonia--net of
      upgrades...............                397            427            535            422            481
     UAN.....................              2,286          2,158          1,890          1,974          1,918
     Urea....................                447            453            424            451            472
                                        --------       --------       --------       --------       --------
        Total production.....              3,130          3,038          2,849          2,847          2,871
  Sales Volume (000s tons):(a)
     Ammonia.................                394            451            541            453            472
     UAN.....................              2,324          2,133          1,884          1,985          1,966
     Urea....................                419            455            418            460            472
                                        --------       --------       --------       --------       --------
        Total sales..........              3,137          3,039          2,843          2,898          2,910
  Average realized prices ($/ton)
     Ammonia.................                186            199            174            115            106
    UAN......................                 92             93             77             74             66
    Urea.....................                179            187            147            132            134

------------------------

(a) Sales volume differs from production due to the purchase and resale by the Partnership of ammonia, UAN and urea as well as changes in the quantities of inventory of each of the products of the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The demand for nitrogen fertilizer is subject to changes in the economy and agricultural conditions that can significantly affect prices and the Partnership's profitability. See "Business and Properties Seasonality and volatility" in Items 1 and 2. Demand for nitrogen fertilizer comes primarily from the agricultural market with approximately 60% of all nitrogen fertilizer consumed in the United States being applied to acreage for corn and wheat.

  The U.S. is the primary market for the Partnership's products. Generally, U.S. nitrogen demand is dependent on unpredictable factors such as weather, agricultural policy, and planted acreage. While almost all the Partnership's sales are domestic, nitrogen fertilizer is a global commodity and thus, the worldwide relative balance of supply and demand for nitrogen fertilizers may impact future Partnership sales.

  Weather can have a significant effect on demand for the Partnership's products. Weather conditions that delay or intermittently disrupt field work during the planting season may result in fewer nitrogen applications. Similar conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could reduce the amount of fertilizer purchased in the future.

  The enactment of the FAIR act during 1996 ended government acreage reduction and production control measures and allowed farmers more flexibility in planting. As a result, additional acres were brought into production during 1996 and this increase in acreage production, if sustained, could have a positive impact on the fertilizer industry over the next few years.

  Increased foreign and domestic demand, the breakup of the Soviet Union and relatively few nitrogen capacity additions up until 1996 have maintained a favorable supply and demand balance in the industry since the spring of 1994. This supply and demand balance has led to substantial increases in nitrogen fertilizer prices and has vastly improved the margins of the Partnership's
business over the last two and one half years.   Due to factors beyond the
control of the Partnership, there is no assurance that these favorable nitrogen prices can be maintained.

  Higher worldwide nitrogen demand and higher industrial demand in the U.S. have produced a favorable market for nitrogen products in recent years. Worldwide demand has been fueled by a growing population and improving economies in developing countries. As per capita income has increased in some of these developing countries, meat consumption has also increased. The animal feed for poultry, hogs and cattle comes from grain production. Due to higher worldwide and domestic demand for grains, lower than expected corn and wheat harvests in 1995 (somewhat offset by a good corn harvest in 1996), grain inventories are near their lowest level in twenty years. As a result, corn acres planted in the U.S. in 1997 may increase approximately 1 million acres over 1996 levels.

  The Former Soviet Union ("FSU") has the world's second largest nitrogen production capability and has a tremendous influence over the world markets, accounting for more than one-third of the world's nitrogen exports in 1996. The breakup of the Soviet Union and its shift from a communist state to a market-driven economy resulted in several changes to the FSU fertilizer industry.
Under the current economy, FSU fertilizer producers lost the benefit of low cost raw materials and rail transportation and are now faced with income taxes levied by the government. Higher costs combined with lower internal consumption led the FSU to cut back production in an attempt to maintain higher prices which, in turn, has lowered exports.

  The improved supply and demand balance and higher prices obtained for nitrogen fertilizers since 1994 have allowed plants to run at or above 100% of nameplate capacity. These favorable market conditions for nitrogen producers have created interest in the construction of new plants and expansion of existing plants. Consequently, new nitrogen fertilizer production facilities are anticipated to come on stream during the next few years. If increasing demand is insufficient to absorb new supplies generated by these facilities, profit margins could decline in future periods.

     The Partnership's margins are also influenced by the cost of natural gas, the primary raw material in the production of nitrogen fertilizers. In 1996, natural gas costs accounted for approximately 50% of the Partnership's total costs and expenses.

Results of operations

1996 compared with 1995

                                            1996                                   1995
                                            ----                                   ----
                             SALES VOLUMES       AVG. UNIT PRICE     SALES VOLUMES       AVG. UNIT PRICE
                              (000 TONS)             ($/TON)          (000 TONS)             ($/TON)
                             -------------       ---------------     -------------       ---------------
  Ammonia                         394                   186                 451                199
  UAN                           2,324                    92               2,133                 93
  Urea                            419                   179                 455                187

     Revenues for the year ended December 31, 1996 declined $10.8 million, or 3%, due to lower sales prices for all products. Also contributing to the lower revenues were lower sales volumes for ammonia and urea partially offset by higher UAN sales volumes. Erratic weather patterns reduced ammonia and urea applications and prices during 1996. Wet weather in parts of the corn belt during the 1996 planting season created unfavorable conditions for ammonia application. The wet weather combined with reduced demand for use in the manufacture of phosphate fertilizers and lower industrial demand caused ammonia prices to decline approximately 7% from 1995. Urea and ammonia sales volumes were also impacted by a scheduled turnaround performed at the Blytheville Plant during the third quarter of 1996 and reduced shipments for wheat pre-plant application during 1996. UAN sales volumes increased 9% primarily due to a 12% increase in corn acres planted during 1996.

     Cost of goods sold as a percentage of revenues decreased to 49% for 1996 from 50% in 1995, despite slightly lower sales prices, reflecting the favorable impact of the Partnership's natural gas procurement activities. The Partnership's forward pricing activities decreased its overall cost of natural gas from market prices by $37.1 million during 1996. Conversely, natural gas forward pricing activities increased cost by $18.2 million during 1995. Spot natural gas prices were higher during 1996 due to cold weather during the first quarter of 1996 which caused spot natural gas prices to increase and remain high during the second and third quarters as natural gas storage levels were replenished. Toward the end of 1996, spot natural gas prices increased dramatically due to cold weather and an anticipation that storage levels may need to be drawn down even further to meet increased demand.

     Operating expenses decreased $3.8 million, or 23%, compared with 1995 primarily due to lower data processing, legal and employee benefit expenses during 1996. Incentive compensation expenses were also lower due to changes in profit sharing plans.

     Interest expense declined $538,000 in 1996 due to the repayment of the Partnership's $35 million term loan during the second quarter of 1995.

     Interest income increased $1.5 million due to the higher level of cash and short term investments.

     The net income allocated to the General Partner increased to 33% for the year ended December 31, 1996 due to the increase in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels that are significantly above the Minimum Quarterly Distribution ("MQD") of $.605 per unit. Available Cash for 1996 increased $39.9 million over 1995 due primarily to the reduction in 1995 Available Cash as a result of the repayment of the Partnership's $35 million term loan; an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility entered into during the third quarter of 1996 and higher net income in 1996.

1995 compared with 1994

  Revenues for the year ended December 31, 1995 increased $73.1 million, or 24%, primarily due to higher selling prices for all products and higher UAN sales volumes, partially offset by lower ammonia sales volumes. Prices for ammonia, urea and UAN ranged from approximately 14% to 27% higher during 1995 as a result of a favorable market for nitrogen products. Ammonia sales volumes were down 17% from the prior year as a result of less favorable weather conditions for applying ammonia in 1995 and reduced corn acres planted.

  Wet weather in the U.S. during 1995 shortened the growing season and reduced grain harvests. The reduced yields and higher international demand for grains dropped grain inventories to their lowest levels in twenty years. As a result, demand for nitrogen products increased during the third and fourth quarters of 1995 in anticipation of increased corn and wheat plantings in the spring of 1996.

  Cost of goods sold as a percentage of revenues decreased to 50% in 1995 from 65% in 1994 primarily due to higher sales prices and a 6% decrease in natural gas costs.

  Operating expenses decreased $3.2 million, or 16%, during 1995 compared with 1994 primarily due to the reduction of general and administrative expenses and other synergies gained from the combination of the management and marketing organizations of Terra and the General Partner. Incentive compensation expense was also lower due to changes in the incentive plans during 1995.

  Interest expense decreased $1.8 million during 1995 due to the prepayment of the Partnership's $35 million term loan in the second quarter of 1995.

  Interest income increased $2.7 million due to the higher level of cash and short term investments generated from higher earnings in 1995.

  Other income decreased $1.9 million from 1994 due primarily to the recovery of $1.4 million of precious metals from a boiler replaced at TNCLP's Verdigris plant during the third quarter of 1994.

Seasonality

  The U.S. nitrogen fertilizer business is seasonal. Because of its dependence on the U.S. agricultural markets, the Partnership's business typically realizes greater volume and higher prices, and accordingly, more revenues on its products in the second quarter. The seasonality of the Partnership's business is the result of the U.S. agricultural growing season, which requires producers to build inventories for the annual peak periods of fertilizer application and generally results in higher fertilizer prices during such peak periods. Prices for fertilizer typically peak in the spring, drop in the summer, increase in the fall (as depleted inventories are restored) through the spring.

  In recent years, additional nitrogen fertilizer storage capacity has been built which allows the Partnership's customers to purchase more product during the fall and winter months. As a result, there has been a shift in Partnership sales from the first and second quarters of the year to the third and fourth quarters. While the third and fourth quarter revenues now represent a higher percentage of the annual revenues, the second quarter continues to be the Partnership's strongest quarter producing the highest revenues and earnings.

Natural gas costs

  The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of approximately 40% to 80% of its natural gas requirements for the upcoming 12 months and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques in an attempt to gain some protection against natural gas price increases on the spot market. Consequently, if natural gas prices were to increase in a future period, the Partnership may benefit from these forward pricing techniques; however, if natural gas prices were to fall, the Partnership may incur costs above the spot market price as a result of such policies.

  The settlement dates for such financial instruments are scheduled to coincide with gas purchases during future periods. These instruments are based on a designated price which is referenced to market natural gas prices or appropriate NYMEX futures contract prices. The Partnership frequently uses prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas; however, natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. As of December 31, 1996, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1997 and 1998. Liquidation of these financial derivatives based on December 31, 1996 market prices would have resulted in a gain of $20 million.

  Increases in the price of natural gas normally do not affect the level of ammonia production. However, since the Partnership's gas procurement includes a range of volumes and prices, it may be cost effective to eliminate certain higher priced increments if the purchase of that increment would result in a negative variable cash margin on the ammonia produced from such incremental gas purchase. Under these circumstances, production levels may be curtailed. Production rates can be reduced by up to 10-12% of capacity, thereby reducing operating rates to 88-90% of capacity, without significantly affecting operating efficiency.

Capital resources and liquidity

  Net cash provided by operating activities for 1996 was $206.1 million, an increase of $15.2 million over 1995, principally due to the proceeds received from the accounts receivable securitization program entered into during the third quarter of 1996 and higher net income. The Partnership's principal needs for funds are for support of its working capital, distributions to partners and capital expenditures. The Partnership intends to fund such needs from net cash provided by operating activities. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make the quarterly distributions to partners, and fund the Partnership's capital expenditures during 1997.

  Quarterly distributions to the partners of TNCLP are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to all partners were $220.2 million in 1996, including $105.4 million in distributions to holders of SPUs. On January 27, 1997, the Partnership declared a distribution of $8.3 million ($.605 per unit) to holders of the SPUs as of February 7, 1997 payable on February 28, 1997. This distribution represents only the MQD for the quarter. The remainder of the Available Cash for the quarter ended December 31, 1996 ($26.8 million, or at least $.885 per Common Unit) will be paid April 30, 1997 to Common Unitholders of record as of April 18, 1997 (including those holders of the SPUs that have converted to Common Units) and to the General Partner. Nonconverting SPU holders are not entitled to participate in cash distributions in excess of the MQD after December 31, 1996 (the end of the Preference Period). Also on January 27, 1997, the Partnership declared distributions of $3.1 million to Common Unitholders ($.605 per unit), and $232,000 to the General Partner (equaling 2% of total distributions declared above, as required). There were no accumulated distribution arrearages for the Senior Preference or Common Units as of December 31, 1996.

  According to the terms of the TNCLP Agreement of Limited Partnership, the Partnership is required to maintain a Reserve Amount to support distributions of the MQD on the SPUs. The Reserve Amount is equal to the lesser of $18.5 million or four MQDs on the SPUs. At December 31, 1996, the Reserve Amount remained fully funded. After the conversion period expires on March 31, 1997, the Reserve Amount will be maintained only to support four quarters of MQDs on all nonconverted SPUs. It is anticipated that any reduction in the Reserve Amount from its current level of $18.5 million will be available for cash distributions in May 1997.

  On August 20, 1996, TNCLP and certain affiliates of the General Partner, through Terra Funding Corporation ("TFC"), an affiliate of the General Partner and a limited purpose corporation, entered into an agreement with a financial institution to sell an undivided interest in their accounts receivable. Undivided interests in new receivables may be sold as amounts are collected on previously sold amounts. This agreement accelerates the receipt of cash on outstanding Partnership accounts receivable and should benefit the Partnership's cash flow during the term of the agreement which expires in 1999.

Financial condition

  The demand deposit (which represents excess Partnership cash deposited with Terra) declined $21.8 million from the December 31, 1995 balance primarily due to higher Partnership distributions paid during 1996 partially offset by higher cash generated from operations and lower debt payments in 1996.

  Trade accounts receivable declined $25.6 million from the December 31, 1995 balance due to the accounts receivable securitization facility entered into in the third quarter of 1996.

  Accounts payable and payable to affiliates increased $18.6 million from the December 31, 1995 balance primarily due to higher natural gas costs at the end of 1996 compared with the end of 1995 and due to the timing of cash transfers between the Partnership and its affiliates.

  Customer prepayments declined $9.6 million from the December 31, 1995 balance due to fewer customers participating in the prepay program at the end of 1996. Certain customers prepay for product during the fall and winter months to take advantage of favorable pricing conditions. The customers then take delivery of the product as needed during the spring planting season.

Financing arrangements

  The Partnership and certain affiliates of the General Partner are included under an amended credit agreement (the "Credit Agreement") entered into by the Operating Partnership and certain Terra subsidiaries with certain senior lenders and Citibank, N.A. as agent. The Operating Partnership's facilities under the Credit Agreement include a $25 million revolving credit facility. The revolving credit facility expires December 31, 2000. At December 31, 1996, the Operating Partnership had $25 million of unused borrowing capacity under its revolving credit facility.

  Loans under the Credit Agreement are guaranteed by Terra and certain subsidiaries, including the General Partner, and are secured by pledges of the stock of significant Terra subsidiaries, including the General Partner, and are secured by substantially all of the assets of the Operating Partnership. The security interest granted in the Operating Partnership's assets secure only its revolving credit facility.

  The Credit Agreement contains customary events of default, including those relating to failure to pay amounts due, misrepresentation, failure to perform covenants, bankruptcy or insolvency, litigation and unsatisfied judgments, violations of the Employee Retirement Income Security Act of 1974, as amended, and environmental laws and changes in control or ownership.

  The Credit Agreement contains covenants customary for financings of this type including limitations on capital expenditures, additional debt, liens, receivables sales, investments, changes in lines of business, transactions with affiliates and limitations on acquisitions. The Credit Agreement also includes covenants requiring Terra to meet certain financial tests. The Partnership is not required to meet such financial tests under the Credit Agreement. All outstanding amounts under the revolving credit facility must be repaid and not reborrowed for a period of 30 consecutive days in each year.

Capital expenditures

  Capital expenditures totalled $9.1 million, $8.3 million and $8.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Expenditures for 1996 and 1995 were primarily for equipment replacement, environmental controls, efficiency improvements and minor capacity expansions. The 1994 spending included capacity additions for UAN at the Verdigris Plant and installation of a small UAN plant at Blytheville. In 1997, the Partnership plans to spend approximately $16 million for capital expenditures. Plans for 1997 include urea storage and loading improvements at the Blytheville plant and environmental control and ammonia efficiency improvements at the Verdigris plant. The Partnership believes that after 1997 capital spending will range between $6 million and $10 million per year in order to maintain current operating efficiencies. The actual amount of capital expenditures may be greater if the Partnership decides to expand nitrogen fertilizer capacity or increase the efficiency of its facilities.

Environmental matters

  The Partnership is subject to federal, state, and local environmental, health and safety laws and regulations, particularly relating to air and water quality. In the course of its ordinary operations, the Partnership has and will generate wastes which may fall within the definition of "hazardous substances" under federal or state laws. The Partnership's production facilities and storage locations require ongoing operating expenditures in order to remain in compliance with environmental regulations. Environmental operating costs in 1996, 1995, and 1994 were approximately $2.3 million, $2.3 million and $2.2 million, respectively. These operating costs consist largely of such items as electrical and chemical usage, waste disposal, laboratory analysis, fees for outside consultants and contractors, and salaries for environmental employees. Environmental capital expenditures in 1996, 1995, and 1994 were approximately $1.4 million, $133,000, and $1.4 million, respectively.

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

New accounting standards

  The Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of", during 1996. There have been no events or changes in the Partnership's business environment which would indicate that the carrying amount of its property, plant and equipment may not be recoverable through future cash flows generated by such assets.

  In June 1996, The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which establishes accounting and reporting standards for such transfers. The Partnership will adopt SFAS No. 125 effective January 1, 1997. Management does not expect that there will be a material impact on the Partnership's consolidated financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

  The consolidated financial statements of the Partnership together with the reports thereon of Deloitte & Touche LLP, independent auditors, and Ernst & Young LLP, independent auditors, appear on pages F-2 through F-19 of this report. See Index to Financial Statements on page F-1.

                      QUARTERLY FINANCIAL DATA (Unaudited)

  Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

                  1996                    FIRST     SECOND     THIRD    FOURTH
                                         Quarter   Quarter    Quarter   Quarter
                                         -------   --------   -------   -------

Revenues..............................   $89,448   $106,238   $82,257   $85,195
Gross profit..........................    54,206     56,557    37,685    37,188
Income before extraordinary expense...    52,998     54,682    35,883    34,070
Income before extraordinary expense
    per limited partnership unit......      1.98       1.74      1.31      1.32
Net income............................    52,998     54,682    35,883    34,070

                  1995                    FIRST     SECOND     THIRD    FOURTH
                                         Quarter   Quarter    Quarter   Quarter
                                         -------   --------   -------   -------

Revenues..............................   $89,846   $104,402   $85,474   $94,014
Gross profit..........................    46,523     55,807    39,866    43,925
Income before extraordinary expense...    41,701     51,850    37,111    41,806
Income before extraordinary expense
    per limited partnership unit......      1.88       1.81      1.45      1.41
Net income............................    41,701     51,850    37,111    41,806

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

   TNC, in its capacity as General Partner, manages and controls the activities of TNCLP and the Operating Partnership. Unitholders do not direct or participate in the management or control of either TNCLP or the Operating Partnership. The General Partner does not intend to establish any advisory board or similar body to which the Unitholders would be entitled to elect representatives.

  The Partnership has no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of the General Partner. The sole stockholder of the General Partner elects the directors of the General Partner. All directors hold office until their successors are duly elected and qualified or their earlier resignation or removal. All officers of the General Partner serve at the discretion of the directors.

DIRECTORS:                                  AGE   POSITION WITH THE GENERAL PARTNER (POSITION WITH TERRA INDUSTRIES INC.)
Michael L. Bennett                           43   Director (Executive Vice President and Chief Operating Officer,
                                                  Terra Industries Inc.)
Thomas Buck..............................    69   Director
Lawrence S. Hlobik.......................    52   Chairman of the Board of Directors and President
                                                  (Senior Vice President, Terra Industries Inc.)
Francis G. Meyer.........................    45   Director (Senior Vice President and Chief Financial Officer, Terra Industries
                                                  Inc.)
W. Mark Rosenbury........................    49   Director (Vice President--Business Development and Strategic Planning,
                                                  Terra Industries Inc.)
Robert W. Todd...........................    69   Director

PRINCIPAL OPERATING EXECUTIVE OFFICERS OF TERRA NITROGEN CORPORATION:
Bryan D. Evans...........................    41   Vice President--Marketing
Lawrence S. Hlobik.......................    52   Chairman of the Board of Directors and President
Charles J. Pero..........................    48   Vice President--Human Resources
Steven A. Savage.........................    52   Senior Vice President--Manufacturing
Scott C. Shelton.........................    50   Vice President--Energy
Erik L. Slockers.........................    45   Vice President--Controller

OTHER EXECUTIVE OFFICERS OF TERRA NITROGEN CORPORATION (INCLUDING OFFICES WITH TERRA INDUSTRIES INC.):
Michael L. Bennett                           43   Director (Executive Vice President and Chief Operating Officer,
                                                  Terra Industries Inc.)
Francis G. Meyer.........................    45   Director (Senior Vice President and Chief Financial Officer, Terra Industries
                                                  Inc.)
W. Mark Rosenbury........................    49   Director (Vice President--Business Development and Strategic Planning,
                                                  Terra Industries Inc.)
John S. Burchfield.......................    56   (Vice President--Human Resources, Terra Industries Inc.)
Burton M. Joyce..........................    55   (President and Chief Executive Officer, Terra Industries Inc.)
Paula C. Norton..........................    51   (Vice President--Corporate and Investor Relations, Terra Industries Inc.)
Robert E. Thompson.......................    45   Vice President (Vice President--Controller, Terra Industries Inc.)
George H. Valentine......................    48   Vice President and General Counsel (Senior Vice President, General Counsel
                                                  and Corporate Secretary, Terra Industries Inc.)

  The Audit Committee of the Board of Directors of TNC is comprised of Messrs. Buck and Todd. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership.

  Mr. Bennett has been a director since March 1995. He has been Executive Vice President and Chief Operating Officer of Terra since February 1997 and was President of Terra Distribution Division from November 1995 to February 1997, Senior Vice President of Terra from February 1995 to February 1997. He was Senior Vice President, Distribution of Terra International from October 1994 to February 1997. He was Vice President, Northern Division thereof from January 1992 to October 1994.

  Mr. Buck has been a director since March 1995. He was a Partner with Price Waterhouse until retiring in July 1988.

  Mr. Meyer has been Vice President of TNC since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. He was Vice President and Chief Financial Officer of Terra from November 1993 to November 1995. He was Controller thereof from August 1991 to November 1993.

  Mr. Rosenbury has been a director since November 1994 and Vice President, Business Development and Strategic Planning of Terra since November 1995. He was Chairman of the Board of Directors and President of TNC from November 1994 to February 1996. He was Executive Vice President of Terra from November 1993 to November 1995. He was Chief Operating Officer of Terra from November 1993 to November 1994. He was Vice President and Chief Financial Officer of Terra from August 1991 to November 1993.

  Mr. Todd has been a director since March 1995. He was Vice President, Chemical Industry Services for Citibank, N.A. until retiring in June 1990.

  Mr. Evans has been Vice President, Marketing since November 1996. He was Vice President, Marketing of Tessenderlo Kerley from 1992 to November 1996.

  Mr. Hlobik has been Chairman of the Board of Directors and President of TNC, President of Terra Nitrogen Division and Senior Vice President of Terra since February 1996. He was Senior Vice President, Marketing of TNC from February 1995 to February 1996. He was Vice President, Marketing for Arcadian Corporation from 1989 to February 1995.

  Mr. Pero has been Vice President, Human Resources since February 1990.

  Mr. Savage has been Senior Vice President, Manufacturing since April 1995. He was Vice President, Engineering and Plant Manager, Verdigris facility from February 1990 to April 1995.

  Mr. Shelton has been Vice President, Energy since April 1995. From 1990 to April 1995, he held various director and managerial positions in natural gas supply and business development responsibilities for Williams Gas Marketing, Williams Energy Company and Williams Field Services.

  Mr. Slockers has been Vice President and Controller since September 1995. He was Vice President, Supply and Distribution from March 1993 to September 1995. He was Vice President, Marketing Administration, of TNC from February 1990 to March 1993.

  Mr. Burchfield has been Vice President, Human Resources of Terra since March 1992. He was Vice President, Human Resources of AON Corporation from January 1989 to August 1991.

  Mr. Joyce has been President and Chief Executive Officer of Terra since May 1991.

  Ms. Norton has been Vice President, Corporate and Investor Relations of Terra since February 1995. She was Director, Corporate Relations of Terra from January 1993 to February 1995. She was Director, Corporate Communications of Universal Foods Corp. prior thereto.

  Mr. Thompson has been Vice President of TNC since December 1994 and Vice President, Controller of Terra since November 1994. He was Vice President, Finance and Controller of Ameritech Custom Business Services from April 1993 to June 1994 and Controller of Ameritech Services, Inc. from October 1990 to April 1993.

  Mr. Valentine has been Vice President and General Counsel of TNC since December 1994 and Senior Vice President, General Counsel and Corporate Secretary of Terra since November 1995 . He was Vice President, General Counsel and Corporate Secretary of Terra from November 1993 to November 1995. He was Assistant General Counsel of Household International, Inc. from February 1986 to November 1993.

  None of the executive officers or directors of TNC is related by blood, marriage or adoption to any other executive officer or director of TNC.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Executive officers and directors are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from the Partnership's executive officers and directors, all of the Partnership's officers, directors and greater than ten percent beneficial owners made all required filings, except Mr. Erik L. Slockers, an executive officer of the Partnership, who reported one transaction late on a subsequently filed Form 4.

  Item 11.  Executive Compensation

  TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership).

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                              -----------------------------------
                                          ANNUAL COMPENSATION                           AWARDS            PAYOUTS
                             ----------------------------------------------   --------------------------  -------
                                                                                RESTRICTED    SECURITIES
NAME AND PRINCIPAL                                           OTHER ANNUAL         STOCK       UNDERLYING    LTIP      ALL OTHER
POSITION WITH TNC            YEAR    SALARY/1/   BONUS/2/   COMPENSATION/3/      AWARDS/4/    OPTIONS(#)  PAYOUTS  COMPENSATION/8/
-------------------------    ----    ---------   --------   ---------------   --------------  ----------  -------  ----------------
Burton M. Joyce              1996     $543,115    $450,000     $ 3,764        $1,828,125 /5/    60,000                  $24,682
  Interim Chief Executive    1995      485,257     375,000       3,513                --            --         --        21,985
  Officer  /9/               1994      444,691     450,000       5,458                --       250,000         --         4,500

Lawrence S. Hlobik           1996      200,385     119,900          --           558,750 /5/    30,000         --         8,807
  Chairman of the Board      1995      143,180      85,781          --           191,250 /6/        --         --        86,516
  of Directors and
  President /9/

Charles J. Pero              1996      134,873      36,900          --            29,250 /5/     6,500         --         5,220
  Vice President,            1995      127,543      95,098          --                --            --         --         5,739
  Human Resources            1994       86,500      72,959       8,275            58,800 /7/        --         --         6,325

Steven A. Savage             1996      167,411      50,800          --           134,550 /5/    11,300         --         6,479
  Senior Vice President,     1995      160,014     107,923          --           140,250 /6/        --         --         6,930
  Manufacturing              1994      117,440      86,874      15,395            42,000 /7/        --         --         7,872

Scott C. Shelton             1996      110,519      31,300          --            24,863 /5/     5,100         --         4,725
  Vice President,            1995 /10/
  Energy

Erik L. Slockers             1996      125,891      32,900          --            29,250 /5/     6,000         --         5,100
  Vice President and         1995      117,864      92,662          --                --            --         --         5,312
  Controller                 1994       96,500      75,878       8,279            58,800 /7/        --         --         5,825

/1/ "Salary" includes amounts deferred at the election of the named executive officer under the Terra Industries Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

/2/ "Bonus" includes amounts awarded under the Terra Industries Incentive Award Program for Key Executives. Except for Messrs. Joyce and Hlobik, the amounts shown as bonuses for 1995 and 1994 include payments pursuant to the TNC Profit Sharing Plan and the TNC Supplemental Profit Sharing Plan, which were computed on a fiscal year basis. The amounts of bonuses paid in 1995 and 1994 were related to the fiscal years July 1, 1994 to June 30, 1995 and July 1, 1993 to June 30, 1994, respectively. Effective January 1, 1995, the TNC Supplemental Profit Sharing Plan was terminated and as a result, a pro rata payment was made for the period July 1, 1994 to December 31, 1994 in the first quarter of 1995. Effective June 30, 1995, the TNC Profit Sharing Plan was terminated. Approximately 40%, 45% and 100% of TNC salaries and bonuses for 1996, 1995 and 1994, respectively, included in the table were reimbursed to TNC by the Partnership.

/3// Except for Messrs. Joyce, Hlobik and Shelton consists of certain payments under the 1993 Agricultural Minerals and Chemicals Inc. ("AMCI"), a former parent, Management Equity Plan (the "1993 AMCI MEP") that represent dividend equivalent payments made to holders of AMCI Options (as defined below) in respect of a pro rata portion of the shares that were available for future awards under the 1993 AMCI MEP. All such dividend equivalent payments in 1994 were reimbursed to TNC by the Partnership. Dividends on AMCI Restricted Shares (as defined below) and dividend equivalent payments in respect of shares subject to outstanding AMCI Options are not included above. In connection with a merger agreement (the "Merger Agreement") in October 1994 between Terra and AMCI, the 1993 AMCI MEP was terminated. See "1993 AMCI Management Equity Plan". Amounts for Mr. Joyce include tax reimbursements or "gross ups". While the named executive officers enjoy certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such person's salary and bonus.

/4// The restricted stock awards relate to Common Shares of Terra Industries, not Terra Nitrogen Corporation or Terra Nitrogen Company, L.P. The number of restricted Common Shares ("Restricted Shares") of Terra held, and the value thereof (shown in parenthesis) at December 31, 1996 by each of the Named Executive Officers is: Burton M. Joyce: 125,000 ($1,843,750); Lawrence S. Hlobik: 55,000 ($811,250); Charles J. Pero: 4,800 ($70,800);
      Steven A. Savage: 22,200 ($327,450); Scott C. Shelton: 7,700 ($113,575)
      and Erik L. Slockers: 4,800 ($70,800). During the restricted period, a holder of Restricted Shares is entitled to all benefits incidental to ownership of the Common Shares, including voting the Common Shares and receiving such dividends as from time to time may be declared by the Board of Directors of Terra.

/5// On November 12, 1996, the Personnel Committee of Terra's Board of Directors approved the grant of 125,000, 25,000, 2,000, 9,200, 1,700 and
      2,000 Restricted Shares under its 1992 Stock Incentive Plan to each of Messrs. Joyce, Hlobik, Pero, Savage, Shelton and Slockers, respectively. The closing per share price of the Common Shares on the New York Stock Exchange ("NYSE") on the date of award was $14.625. The restrictions lapse
      (i) if the executive remains employed by the Corporation until November 12, 2005 or (ii) with respect to 25%, 25% and 50% of these Restricted Shares if, prior to November 12, 2001, the 30 business day average closing price of the Common Shares on the NYSE is at least $20.50, $22.50 and $24.625 per share, respectively. The restrictions lapse earlier in the event of a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

      Mr. Hlobik also received a grant of 15,000 Restricted Shares as approved by the Personnel Committee on February 19, 1996. The closing per share price of the Common Shares on the NYSE on the first trading day following the date of award was $12.875. The restrictions lapse with respect to 50%, 25% and 25% of these Restricted Shares if, prior to February 20, 2002, the 30 business day average closing price of the Common Shares on the NYSE is at least $16.375, $18.25 and $20.00 per share, respectively. The restrictions lapse earlier in the event of a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

/6// On February 16, 1995, 15,000 and 11,000 Restricted Shares were granted to each of Messrs. Hlobik and Savage, respectively. The closing per share price of the Common Shares on the NYSE on the first trading day following the date of award was $12.75. The restrictions lapse with respect to 50%, 25% and 25% of these Restricted Shares if, prior to June 16, 2001, the 30 business day average closing price of the Common Shares on the NYSE is at least $16.25, $18.125 and $19.875 per share, respectively. The restrictions lapse earlier in the event of a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

/7// On November 2, 1994, the Personnel Committee of Terra's Board of Directors approved the grant of 5,600, 4,000 and 5,600 Restricted Shares to each of Messrs. Pero, Savage and Slockers, respectively. The closing per share price of the Common Shares on the NYSE on the date of award was $10.50. The restricted period terminated with respect to 50% of the Restricted Shares on October 10, 1996 after satisfying certain stock performance thresholds. The Restricted Shares vest with respect to an additional 25% if, prior to February 28, 2001, the 30 business day average closing price of the Common Shares on the NYSE is at least $15.875 per share and with respect to the remaining 25% if, prior to February 28, 2001, the 30 business day average price is at least $17.625 per share. The restrictions lapse earlier under certain circumstances involving a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

/8// "All Other Compensation" includes amounts contributed, allocated or accrued for the named executive officers under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan. Prior to 1995, includes employer contributions under the TNC Employees' Savings Plan, the TNC Supplemental Employees' Savings Plans and term life insurance premiums. All such amounts under a TNC plan or arrangement were reimbursed to TNC by the Partnership.

/9/ Mr. Joyce served as Interim Chief Executive Officer of TNC from November 1995 to February 1996. Mr. Hlobik became Chairman of the Board of Directors and President of TNC in February 1996.

/10/ Mr. Shelton was hired during 1995 and his total annual compensation for 1995 was below the threshold for disclosure in this table.


1993 AMCI Management Equity Plan

  As a part of a 1993 AMCI recapitalization, AMCI adopted the 1993 AMCI MEP, under which options ("AMCI Options") were granted to purchase shares of AMCI Common Stock or the right to purchase restricted shares of AMCI Common Stock ("AMCI Restricted Shares") was offered to officers and key employees of AMCI and its subsidiaries, including TNC. Each AMCI Option represented the right to purchase one share of AMCI Common Stock. The maximum number of shares of AMCI Common Stock that could have been issued in connection with AMCI Options or as AMCI Restricted Shares was 3,056,838 (subject to adjustment), which constituted 15.0% of the fully diluted common equity of AMCI prior to the consummation of the Merger Agreement.

  Prior to the consummation of the Merger Agreement, Management Stockholders owned 272,672 AMCI Restricted Shares and 1,833,131 AMCI Options. Such AMCI Options had an exercise price of $10.73 per share. In the event that cash dividends were paid on the outstanding AMCI Common Stock, each holder of an outstanding AMCI Option was entitled, pursuant to the 1993 AMCI MEP, to receive in cash a dividend equivalent payment in respect of the shares subject to such AMCI Option and an additional dividend equivalent payment in respect of a pro rata portion of the shares, if any, available at such time for future awards of AMCI Options or AMCI Restricted Shares under the 1993 AMCI MEP. Dividend equivalent payments were made at the same rate as cash dividends were paid on outstanding shares.

  In connection with the Merger Agreement in October 1994, the 1993 AMCI MEP was terminated and each share of AMCI Common Stock was converted into the right to receive $21.2065 in cash and each share of AMCI Common Stock subject to a stock option was cancelled and converted into the right to receive $10.4765 in cash (calculated as $21.2065 less the exercise price of $10.73 per share under each such option). None of the stock option expense incurred by the General Partner as a result of the Merger Agreement was charged to the Partnership.

Stock Options

  The following table contains information concerning the grant of options to purchase Terra Industries' Common Shares granted in 1996 under the Terra Industries' 1992 Stock Incentive Plan to the named executive officers. No stock appreciation rights were granted under the Plan during fiscal year 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS                               POTENTIAL REALIZABLE VALUE AT
                                                                                                          ASSUMED ANNUAL RATES
                                                                                                      OF STOCK PRICE APPRECIATION
                                                                                                          FOR OPTION TERM /2/
                                                    % of Total
                               NUMBER OF         OPTIONS GRANTED
                                OPTIONS            TO EMPLOYEES     EXERCISE OR BASE   EXPIRATION
        NAME               GRANTED IN 1996 /1/       IN 1996        PRICE PER SHARE       DATE            5%               10%
  Burton M. Joyce                60,000               11.2%             $14.625         11/12/06       $551,855        $1,398,509
  Lawrence S. Hlobik             30,000                5.6               14.625         11/12/06        275,928           699,255
  Charles J. Pero                 6,500                1.2               14.625         11/12/06         59,784           151,505
  Steven A. Savage               11,300                2.1               14.625         11/12/06        103,933           263,386
  Scott C. Shelton                5,100                1.0               14.625         11/12/06         46,908           118,873
  Erik L. Slockers                6,000                1.1               14.625         11/12/06         55,186           139,851

/1/ The Options vest in one-third increments on the business day following each of the first, second and third anniversary of the date of grant. The options are exercisable with respect to all of the Common Shares set forth above following a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

/2/ The amounts reflected in the table represent assumed rates of appreciation only. Actual gains, if any on stock options exercised by the named executive officers depend on the future performance of the Terra Industries' Common Shares, overall market conditions as well as continued employment.

Option Year-End Value Table

  The following table provides information concerning the exercise of stock options during 1996 and unexercised options to purchase Terra Industries' Common Shares granted under the 1983 Stock Option Plan and the 1987 and 1992 Stock Incentive Plans of Terra Industries. None of the named executive officers exercised any stock options during 1996.

                                NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED IN-THE-MONEY
                             OPTIONS AT DECEMBER 31, 1996        OPTIONS AT DECEMBER 31, 1996 /1/
          Name               Exercisable    Unexercisable        Exercisable         Unexercisable
   ------------------        -----------    -------------        -----------         -------------
   Burton M. Joyce              575,000         185,000           $4,655,000           $538,750
   Lawrence S. Hlobik               -0-          30,000                  -0-              3,750
   Charles J. Pero                  -0-           6,500                  -0-                813
   Steven A. Savage                 -0-          11,300                  -0-              1,413
   Scott C. Shelton                 -0-           5,100                  -0-                638
   Erik L. Slockers                 -0-           6,000                  -0-                750

/1/ Based on the closing price on the New York Stock Exchange-Composite Transaction of Terra Industries' Common Shares on December 31, 1996 ($14.75).

Pension Plan

  In connection with the Merger Agreement, the AMCI Pension Plan was merged into the Terra Industries Inc. Employees' Retirement Plan (the "Terra Retirement Plan") effective December 31, 1994. Vesting service and benefit service that were earned under the AMCI Pension Plan were credited under the terms of the Terra Retirement Plan.

  The following table shows, for employees retiring in 1996, the estimated annual retirement benefit payable on a straight life annuity basis under Terra's Retirement Plan and Terra's Excess Benefit Plan, on a non-contributory basis, which covers Burton M. Joyce and certain other employees of Terra, at various levels of accrued service and compensation.

                                      Years of Credited Service
                                      -------------------------
    Remuneration           5         10         15         20         25         30
    ------------        -------   --------   --------   --------   --------   --------
      $  150,000        $12,347   $ 24,695   $ 37,042   $ 49,390   $ 61,737   $ 74,084
         250,000         21,097     42,195     63,292     84,390    105,487    126,584
         500,000         42,972     85,945    128,917    171,890    214,862    257,834
         750,000         64,847    129,695    194,542    259,390    324,237    389,084
       1,000,000         86,722    173,445    260,167    346,890    433,612    520,334

  "Compensation" under Terra's Retirement Plan includes all salaries and wages paid to a participant, including bonuses, overtime, commissions and amounts the participant elects to defer under the Terra Employees' Savings and Investment Plan. Covered earnings are limited by Section 401 (a)(17) of the Internal Revenue Code ("Code") to $150,000 in 1996. The above benefits are subject to the limitations of Section 415 of the Code, which, in 1996, provided for a maximum annual payment of approximately $120,000. Under

Terra's Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under Terra's Retirement Plan but for such limitations. "Compensation" under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan. Eligible compensation for Burton M. Joyce as of the end of the last calendar year is $918,115 and the estimated years of service for Mr. Joyce is 10.

     Certain named executive officers and certain other employees are entitled to the estimated annual retirement benefit under the Retirement Plan and Excess Benefit plan as set forth in the following table.

--------------------------------------------------------------------------------------
                                          Years of Credited Service
                        --------------------------------------------------------------
Remuneration               5         10         15         20         25         30
------------            -------   --------   --------   --------   --------   --------
 $  150,000             $10,847   $ 21,695   $ 32,542   $ 43,390   $ 54,237   $ 65,084
    250,000              18,597     37,195     55,792     74,390     92,987    111,584
    500,000              37,972     75,945    113,917    151,890    189,862    227,834
    750,000              57,347    114,695    172,042    229,390    286,737    344,084
  1,000,000              76,722    153,445    230,167    306,890    383,612    460,334
--------------------------------------------------------------------------------------

Eligible compensation for the following named executive officers as of the end of the last calendar year is: Mr. Hlobik: $286,166; Mr. Pero: $229,971; Mr.
Savage: $275,334; Mr. Shelton: $110,519; and Mr. Slockers: $218,532. The
estimated years of service for each such officer is as follows: Mr. Hlobik: 2, Mr. Pero: 10, Mr. Savage: 10, Mr. Shelton: 2 and Mr. Slockers: 10.

Eligible compensation for each of the named executive officers includes the salary paid in 1996 to each of the named executive officers plus the bonus paid in 1996 to such executive officers for service to the Corporation and its subsidiaries in 1995. Amounts reported in the table entitled "Summary Compensation Table" for 1996 include the salary paid to each of the named executive officers in 1996 plus the bonus paid to such executive officers in 1997 for service to the Corporation and its subsidiaries in 1996.

EMPLOYEE CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Stock awards granted after October 1996 to the named executive officers automatically vest or become exercisable in the event of any of the following changes in control of Terra Industries (the "Corporation"): (i) any person or group of persons (other than Minorco and its affiliates) acquires beneficial ownership of the outstanding securities in an amount having, or convertible into securities having, 25% or more of the ordinary voting power for the election of directors of the Corporation, provided that this 25% beneficial ownership trigger shall apply only when Minorco and its affiliates no longer own 50% or more of the voting shares of the Corporation; (ii) during a period of not more than 24 months, a majority of the Board of Directors of the Corporation ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors; (iii) all or substantially all of the individuals and entities who were the beneficial owners of the Corporation's outstanding securities entitled to vote do not own more than 60% of such securities in substantially the same proportions following a shareholder approved reorganization, merger, or consolidation; or (iv) shareholder approval of either (A) a complete liquidation or dissolution of the Corporation or (B) a sale or other disposition of all or substantially all of the assets of the Corporation, or a transaction having a similar effect.

     Stock awards granted prior to November 1996 automatically vest or become exercisable beginning on the day that any such officer's employment with the Corporation is terminated involuntarily or such officer's responsibilities or compensation are substantially reduced, if such termination or reduction occurs within twelve months of the date on which any person or group of persons acting in concert (other than Minorco and its affiliates) acquires beneficial ownership of the outstanding securities of the Corporation in an amount having, or convertible into securities having, 50% or more of the ordinary voting power for the election of directors of the Corporation.

BOARD OF DIRECTORS COMPENSATION

     Independent directors of TNC receive an annual retainer fee of $15,000 for their directorship, plus a fee of $1,000 for each TNC board meeting attended and each Audit Committee meeting attended. No other director of TNC receives any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

  Since the merger of AMCI into Terra, TNC has not had a compensation committee and executive officer compensation decisions with respect to TNC have been made by Terra and, in the case of those TNC executive officers who are key employees of Terra, by the Personnel Committee of the Board of Directors of Terra, none of the members of which are employees of Terra or its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The entire general partner interest in both TNCLP and the Operating Partnership is owned by TNC and certain limited partner interests in TNCLP are owned by TNC, 5100 East Skelly Drive, Suite 800, Tulsa, Oklahoma 74135. All the outstanding capital stock of TNC is owned by Terra Capital, Inc., an indirect, wholly-owned subsidiary of Terra. The stock of TNC is pledged as security under the Credit Agreement. See "Financing arrangements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Terra Capital, Inc. also owns 974,900 SPUs of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

  The capital stock of Terra is owned, as of December 31, 1996, in part as follows: 49.5% by Taurus International S.A. and 7.2% by Taurus Investments S.A. Each of Taurus International S.A. and Taurus Investments S.A. is a company incorporated under the laws of Luxembourg as a societe anonyme and is wholly owned by Minorco. Minorco is a company incorporated under the laws of Luxembourg as a societe anonyme and is an international natural resources company with operations in gold, base metals, industrial minerals, paper and packaging and agribusiness. Minorco's address is 9 rue Sainte Zithe, L-2763 Luxembourg City, Grand Duchy of Luxembourg. The capital stock of Minorco is owned in part as follows: approximately 45.8%, directly or through subsidiaries, by Anglo American Corporation of South Africa Limited ("Anglo American"), a publicly held mining and finance company, and approximately 22.6%, directly or through subsidiaries, by De Beers Centenary AG ("Centenary"), a publicly held Swiss diamond mining and investment company. Approximately 38.5% of the capital stock of Anglo American is owned, directly or through subsidiaries, by De Beers Consolidated Mines Limited ("De Beers"), a publicly held diamond mining and investment company. Approximately 29.4% of the capital stock of Centenary and approximately 32.5% of the capital stock of De Beers is owned, directly or through subsidiaries, by Anglo American. De Beers owns approximately 9.5% of Centenary.

  Mr. Nicholas F. Oppenheimer, Deputy Chairman and a director of Anglo American, Centenary and De Beers, and a director of Minorco, and Mr. Henry R. Slack, a director of Terra, Chief Executive, President and a director of Minorco and a director of Anglo American, have indirect partial interests in approximately 7% of the outstanding shares of Minorco and approximately 8% of the outstanding shares of Anglo American. Also, Mr. Basil T.A. Hone, a director of Terra, beneficially owns 3,000 Minorco Ordinary Shares, and 1,000 Anglo American Ordinary Shares, each constituting less than one percent of the outstanding shares of the respective issuers. Mr. Edward G. Beimfohr, Mr. David E. Fisher , Mr. Anthony W. Lea and Mr. William R. Loomis, Jr. are directors of Terra and Minorco. Mr. Fisher is also a director of Taurus International S.A. and Taurus Investments S.A. Mr. Lea is also a director of Anglo American and Taurus Investments S.A.

  Set forth on the following page is certain information concerning the beneficial ownership, as of December 31, 1996, of the TNCLP SPUs and the Terra Industries Common Shares, by each person known to TNC to be a beneficial owner of more than 5% of the TNCLP SPUs, by each director of TNC, by each of the Named Executive Officers of TNC, and by all directors and executive officers of TNC as a group.


                                                                                  NUMBER OF TERRA
                                               NUMBER OF      PERCENT OF           COMMON SHARES        PERCENT OF
                 NAME                          UNITS /1/         CLASS         BENEFICIALLY OWNED /1/     CLASS
                 ----                          ---------      -----------      ----------------------   ----------

     Terra Nitrogen Corporation /2//           6,000,000           44%                       --           --
       5100 East Skelly Drive
       Tulsa, Oklahoma  74135
     Terra Capital, Inc.  /2//                   974,900            7%                       --           --
       600 Fourth Street
       Sioux City, Iowa 51101
     Michael L. Bennett                               --           --                    66,704            *
     Thomas Buck                                      --           --                        --           --
     Lawrence S. Hlobik                               --           --                    56,010            *
     Burton M. Joyce                                  --           --                   794,665 /3         *
     Francis G. Meyer                                 --           --                   102,268 /3/        *
     Charles J. Pero                                 750            *                     5,660            *
     W. Mark Rosenbury                                --           --                   148,450 /3/        *
     Steven A. Savage                              4,000            *                    25,561            *
     Scott C. Shelton                                 --           --                     8,337            *
     Erik L. Slockers                              1,800            *                    10,742            *
     Robert W. Todd                                   --           --                        --           --
     All directors and executive officers
       as a group (16 persons)                     6,550            *                 1,382,617 /3/        *
     -------------------------

*Represents less than 1% of class.

/1/ Each has sole voting and investment power of all the securities indicated. The number of Terra Common Shares shown also reflect the ownership of certain restricted Common Shares subject to certain performance related vesting conditions and Common Shares under Terra's Employees' Savings and Investment Plan as of December 31, 1996.

/2/ Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly owned subsidiary of Terra Industries Inc. Terra Nitrogen Corporation also owns 5,172,414 Common Units. See "Status of Units at end of Preference Period" in Items 1 and 2.

/3/ The number of Terra Industries Common Shares shown as beneficially owned by Messrs. Joyce, Meyer, Rosenbury and by all directors and executive officers as a group, include 575,000, 21,700, 61,000 and 657,700 Common Shares, respectively, as to which such person or group had the right to acquire beneficial ownership pursuant to the exercise, on or before April 30, 1997, of employee stock options. No other individual listed held any employee stock options that are exercisable on or before April 30, 1997.

ITEM 13.  Certain Relationships and Related Transactions

    The General Partner does not receive a management fee or similar compensation in connection with its management of the Partnership. Pursuant to TNCLP's limited partnership agreement and the Operating Partnership's limited partnership agreement, the General Partner receives:

     (i) distributions in respect of its 2% General Partner interest on a combined basis in TNCLP and the Operating Partnership (See "Market for Registrant's Units and Related Unitholders Matters");

     (ii) distributions in respect of its ownership of limited partner interests of TNCLP;

     (iii) incentive distributions payable to the General Partner out of TNCLP's Available Cash (as defined) in the event quarterly distributions exceed specified target levels; and

     (iv) reimbursement for all direct and indirect costs and expenses incurred on behalf of the Partnership, all general and administrative expenses incurred by the General Partner or its affiliates for or on behalf of the Partnership and all other expenses necessary or appropriate to the conduct of the business of, and reasonably allocable to, the Partnership.

  Such reimbursement includes the costs of compensation and employee benefit plans properly allocable to the Partnership. Because certain of the plans are incentive based, the maximum amount to be reimbursed by the Partnership under such plans cannot be determined in advance. For the years ended December 31, 1996,

1995 and 1994, the General Partner was entitled to reimbursement in the amount of $25.9 million, $29.1 million and $36.6 million (including $3.7 million for 1994 of compensation expense related to the 1993 AMCI MEP), respectively, for the direct and indirect costs and expenses related to the business activities of the Partnership.

    Effective January 1,1995, TNC and Terra entered into an administrative services agreement whereby TNC provides certain general and administrative services for certain Terra affiliates. Certain costs and expenses incurred by TNC for providing such services are charged (based on cost) to such affiliates, including the Partnership. Such expenses charged to the Partnership were $7.9 million and $12.4 million for 1996 and 1995, respectively.

    Beaumont Methanol, Limited Partnership ("BMLP") formerly a subsidiary of AMCI and now a subsidiary of Terra, and TNC, were parties to an administrative services agreement that was terminated effective January 1, 1995, pursuant to which TNC provided (based on cost) all administrative support services required by BMLP. BMLP paid TNC a total of $612,000 for such services for the year ended December 31, 1994.

    Effective January 1, 1995, under a general and administrative services agreement between TNC and Terra, certain management and other services, including, advertising, accounting, legal, human resources, insurance and risk management, safety and environmental, and corporate relations are provided by Terra or certain of its affiliates (other than TNC) and charged to either TNC or the Partnership, as appropriate. Expenses under this agreement charged to the Partnership were $5.1 million and $3.7 million for the years ended December 31, 1996 and 1995, respectively. No such expenses were charged to the Partnership for the period October 20, 1994 to December 31, 1994.

    Certain Terra supply terminals and transportation equipment are generally available for use by the Partnership and affiliates of TNC. TNC pays the costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system. TNC charges the Partnership or Terra based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for the years ended December 31, 1996 and 1995 were $20.5 million and $21.0 million, respectively.

    The Partnership sells product to affiliates of the General Partner at market prices and terms. During the years ended December 31,1996 and 1995 and the period October 20,1994 through December 31,1994, the Partnership sold $41.4 million, $26.5 million and $7.3 million, respectively, of nitrogen fertilizer products to affiliates of the General Partner at market prices and terms. Accounts receivable from Terra were $201,000 and $347,000 at December 31, 1996 and 1995, respectively.

    The Partnership has a demand deposit with a Terra subsidiary that represents excess Partnership cash deposited with such affiliate. The deposit is due on demand and bears interest based on the Cost Rate under the Accounts Receivable Sale Agreement (6.28% at December 31, 1996). Interest income recorded by the Partnership on this deposit was $5.1 million for 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as a part of this annual report:

     (1) Financial Statements and (2) Financial Statement Schedules: See Index to Financial Statements on page F-1 for financial statements and financial statement schedules filed as part of this annual report.

     (3)  The exhibits listed below are filed as part of this annual report.

           #3.1   --        Agreement of Limited Partnership of TNCLP.
            3.2   --        Certificate of Limited Partnership of TNCLP.
           #4.1   --        Deposit Agreement among TNCLP, the Depositary and Unitholders.
           #4.2   --        Form of Depositary Receipt for SPUs (included as Exhibit A to the Deposit
                            Agreement filed as Exhibit 4.1 hereto).
           #4.3   --        Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit
                            Agreement filed as Exhibit 4.1 hereto).
           #4.4   --        Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto).
            4.5   --        Certificate of Limited Partnership of the Operating Partnership.
          #10.1   --        Agreement of Limited Partnership of the Operating Partnership.
         **10.2   --        Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas
                            Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission
                            Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited
                            Partnership.
         **10.3   --        Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas
                            Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission
                            Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited
                            Partnership.
           10.4   --        Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company.
         **10.5   --        Transportation Service Agreement dated as of September 1, 1988, among ARKLA Energy
                            Resources, Arkansas Louisiana Gas Company and Agrico Chemical Company, as
                            supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.
           10.6   --        Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia
                            Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated
                            January 22, 1991.
           10.7   --        Omitted.
           10.8   --        Car Service Contract dated as of March 2, 1990, between General American
                            Transportation Corporation and TNC, and Consent to Assignment dated February 22,
                            1990.
           10.9   --        Lease Agreement dated as of December 22, 1988, between PLM Investment Management,
                            Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23,
                            1990, and Assignment and Assumption effective as of March 1, 1990.
          10.10   --        Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented.
          10.11   --        Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The
                            Williams Companies, Inc., as supplemented.
          10.12   --        Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and
                            Agrico Chemical Company, as supplemented.
          10.13   --        Lease dated February 1, 1972, between Continental Oil Company and Agrico Chemical
                            Company, as supplemented.

         10.40  --  General and Administrative Services Agreement Regarding
                    Services by Terra Industries Inc. filed as Exhibit 10.11 to
                    Terra Industries Inc. Form 10-Q for the quarter ended March
                    31, 1995 (file no. 1-8520), is incorporated herein by reference.

         10.41  --  General and Administrative Services Agreement Regarding
                    Services by Terra Nitrogen Corporation filed as Exhibit
                    10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

         10.42  --  Amended and Restated Credit Agreement, dated as of December
                    14, 1995, among Terra Capital, Inc., the Partnership, certain guarantors, the issuing banks and the lenders named therein and Citibank, as agent, without exhibits or schedules, filed as Exhibit 4.3 to the Terra Industries Inc.
                    Form 10-K for the year ended December 31, 1995 (file no. 1-
                    8520) is incorporated herein by reference.

         10.43  --  Demand Deposit Agreement, dated as of November 30, 1995, among Terra Nitrogen, Limited Partnership and Terra Capital,
                    Inc. filed as Exhibit 10.43 to TNCLP's Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

         10.44  --  1992 Stock Incentive Plan of Terra Industries filed as
                    Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

         10.45  --  Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to
                    Terra Industries' Form 10-K for the year ended December 31,
                    1992 (file no. 1-8520), is incorporated herein by reference.

         10.46  --  Form of Incentive Stock Option Agreement of Terra Industries
                    under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December
                    31, 1992 (file no. 1-8520), is incorporated herein by reference.

         10.47  --  Form of Nonqualified Stock Incentive Agreement of Terra
                    Industries under its 1992 Stock Incentive Plan, filed as
                    Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

         10.48  --  Terra Industries Inc. Supplemental Deferred Compensation
                    Plan effective as of December 20, 1993, filed as Exhibit
                    10.1.9 to Terra Industries' Form 10-K for the year ended
                    December 31, 1993 (file no. 1-8520), is incorporated herein by reference.

         10.49  --  Amendment No. 1 to the Terra Industries Inc. Supplemental
                    Deferred Compensation Plan, filed as Exhibit 10.1.15 to
                    Terra Industries' Form 10-Q for the quarter ended September
                    30, 1995 (file no. 1-8520), is incorporated herein by reference.

         10.50  --  Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31,
                    1992 (file no. 1-8520), is incorporated herein by reference.

         10.51  --  1996 Incentive Award Program for Officers and Key Executives
                    of Terra Industries, filed as Exhibit 10.1.12 to Terra
                    Industries' Form 10-K for the year ended December 31, 1995
                    (file no. 1-8520), is incorporated herein by reference.

         10.52  --  Consent and Amendment No. 1 dated as of June 4, 1996 to
                    Amended and Restated Credit Agreement, filed as Exhibit 4.4 to the Terra Industries Inc. Form 10-Q for the period ended
                    June 30, 1996 (file no. 1-8520), is incorporated herein by reference.

         10.53  --  Consent and Amendment No. 2 dated as of July 31, 1996 to
                    Amended and Restated Credit Agreement, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the period ended
                    September 30, 1996 (file no. 1-8520), is incorporated herein by reference.

         10.54  --  Receivables and Purchase Agreement dated as of August 20,
                    1996 among Terra Funding Corporation, Terra Capital, Inc.
                    Certain Financial Institutions and Bank of America National
                    Trust and Savings Association, filed as Exhibit 10.12 to the Terra Industries Inc. Form 10-Q for the period ended
                    September 30, 1996 (File No. 1-8520), is incorporated herein by reference.

         10.55  --  Purchase and Sale Agreement dated as of August 20, 1996 among Terra International, Inc., Terra Nitrogen, Limited
                    Partnership, Beaumont Methanol, Limited Partnership, filed as Exhibit 10.13 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.

         10.56  --  Consent, Waiver and Amendment No. 3 dated as of November 22,
                    1996 to the 1995 Credit Agreement, filed as Exhibit 4.6 to the Terra Industries Inc. Form 10-K for the year ended
                    December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

         10.57  --  1997 Incentive Award Program for Officers and Key Employees
                    of Terra Industries, filed as Exhibit 10.1.10 to the Terra
                    Industries Inc. Form 10-K for the year ended December 31,
                    1996 (File No. 1-8520), is incorporated herein by reference.

         10.58  --  Revised Form of Performance Share Award of Terra Industries
                    under its 1992 Stock Incentive Plan, filed as Exhibit
                    10.1.11 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

         10.59  --  Revised Form of Incentive Stock Option Agreement of Terra
                    Industries under its 1992 Stock Incentive Plan, filed as
                    Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

         10.60  --  Revised Form of Nonqualified Stock Option Agreement of Terra
                    Industries under its 1992 Stock Incentive Plan, filed as
                    Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

         10.61  --  1997 Stock Incentive Plan of Terra Industries, filed as
                    Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

         10.62  --  Amended Demand Deposit Agreement, dated as of August 20,
                    1996, among Terra Nitrogen Limited Partnership and Terra
                    Capital, Inc. filed herewith.

     **  Confidential treatment has been granted for portions of the exhibit.
     # Filed under the identical exhibit numbers in TNCLP's Form 10-K (file No. 1-10877) for the year ended December 31, 1991 and incorporated herein by reference.

         Except as otherwise noted above, all exhibits listed above were previously filed under the identical exhibit number in TNCLP's Registration Statement No. 33-43007 and are incorporated herein by reference.

     EXECUTIVE COMPENSATION PLANS AND OTHER ARRANGEMENTS

             1  --  1992 Stock Incentive Plan of Terra Industries filed as
                    Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992.

             2  --  Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to
                    Terra Industries' Form 10-K for the year ended December 31,
                    1992.

             3  --  Form of Incentive Stock Option Agreement of Terra Industries
                    under its 1992 Stock Incentive Plan filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December
                    31, 1992.

             4  --  Form of Nonqualified Stock Incentive Agreement of Terra
                    Industries under its 1992 Stock Incentive Plan filed as
                    Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992.

             5  --  Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31,
                    1992.

             6  --  Terra Industries Supplemental Deferred Compensation Plan
                    effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December
                    31, 1993.

           7  --  Amendment No. 1 to the Terra Industries Supplemental Deferred
                  Compensation Plan, filed as Exhibit 10.1.15 to Terra
                  Industries' Form 10-Q for the quarter ended September 30,
                  1995.

           8 -- 1995 Incentive Award Program for Officers and Key Executives of Terra Industries filed as exhibit 10.1.14 to Terra
                  Industries' Form 10-K for the year ended December 31, 1994.

           9 -- 1996 Incentive Award Program for Officers and Key Executives of Terra Industries filed as exhibit 10.1.12 to Terra
                  Industries' Form 10-K for the year ended December 31, 1995.

          10  --  Consent, Waiver and Amendment No. 3 dated as of November 22,
                  1996 to the 1995 Credit Agreement, filed as Exhibit 4.6 to the Terra Industries Inc. Form 10-K for the year ended December
                  31, 1996 (File No. 1-8520), is incorporated herein by reference.

          11  --  1997 Incentive Award Program for Officers and Key Employees of
                  Terra Industries, filed as Exhibit 10.1.10 to the Terra
                  Industries Inc. Form 10-K for the year ended December 31, 1996
                  (File No. 1-8520), is incorporated herein by reference.

          12 -- Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.11 to the Terra Industries Inc. Form 10-K for the year ended
                  December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

          13  --  Revised Form of Incentive Stock Option Agreement of Terra
                  Industries under its 1992 Stock Incentive Plan, filed as
                  Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

          14  --  Revised Form of Nonqualified Stock Option Agreement of Terra
                  Industries under its 1992 Stock Incentive Plan, filed as
                  Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

          15  --  1997 Stock Incentive Plan of Terra Industries, filed as
                  Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.


(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Terra Nitrogen  Company, L.P.

                                    By:  Terra Nitrogen Corporation,
                                         as General Partner


                                             /s/ Erik L. Slockers
                                    By:__________________________________
                                                 Erik L. Slockers
                                           Vice President and Controller
                                           (Principal Accounting Officer)

Dated:  March 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 5, 1997 and in the capacities indicated.

     Signature                                            Title
     ---------                                            -----

  /s/ Lawrence S. Hlobik                          Chairman of the Board of Directors
 -----------------------------------              and President
     (Lawrence S. Hlobik)

  /s/ Michael L. Bennett                          Director of Terra Nitrogen Corporation
------------------------------------
     (Michael L. Bennett)

     /s/ Thomas Buck                              Director of Terra Nitrogen Corporation
------------------------------------
        (Thomas Buck)

   /s/ Francis G. Meyer                           Director of Terra Nitrogen Corporation
------------------------------------
      (Francis G. Meyer)

  /s/ W. Mark Rosenbury                           Director of Terra Nitrogen Corporation
------------------------------------
     (W. Mark Rosenbury)

    /s/ Robert W. Todd                            Director of Terra Nitrogen Corporation
------------------------------------
       (Robert W. Todd)

                         INDEX TO FINANCIAL STATEMENTS

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                        OF TERRA NITROGEN COMPANY, L.P.

                                                                                                       PAGE
                                                                                                       ----

Independent Auditors' Reports.......................................................................    F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995........................................    F-4
Consolidated Statements of Income for the Years ended December 31, 1996, 1995 and 1994..............    F-5
Consolidated Statements of Partners' Capital for the Years ended December 31, 1996, 1995 and 1994...    F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994..........    F-7
Notes to Consolidated Financial Statements..........................................................    F-8


  All financial statement schedules are omitted because they are either not required, not applicable or the information is shown in the financial statements or in the notes to financial statements.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Terra Nitrogen Company, L.P. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                     Deloitte & Touche LLP

Tulsa, Oklahoma
February 3, 1997

                        REPORT OF INDEPENDENT AUDITORS



THE PARTNERS
TERRA NITROGEN COMPANY, L.P.

We have audited the accompanying consolidated statements of income, partners' capital, and cash flows of Terra Nitrogen Company, L.P. for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1994, of Terra Nitrogen Company, L.P., in conformity with generally accepted accounting principles.


                               ERNST & YOUNG LLP


Tulsa, Oklahoma
January 13, 1995

                          TERRA NITROGEN COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                        1996       1995
                                                      --------   --------
                                                         (In Thousands)
ASSETS
Current assets:
 Cash and cash equivalents: (Note 2)
   Cash and cash equivalents                          $    712   $  3,643
   Demand deposit with affiliate                        46,050     67,847
                                                      --------   --------
                                                        46,762     71,490
 Receivables:
   Trade  net of allowance for doubtful accounts
     of $0 and $300 at December 31, 1996 and
     1995, respectively (Notes 4 & 5)                    1,726     27,294
   Other                                                 9,328      1,132
 Inventory - finished products                          15,209     12,201
 Inventory - materials and supplies                     14,489      7,035
 Distribution reserve fund (Note 3)                     18,480         --
 Prepaid expenses and other assets                       2,353      6,001
                                                      --------   --------
     Total current assets                              108,347    125,153

Property, plant and equipment, net (Note 6)            172,771    177,358

Distribution reserve fund (Note 3)                          --     18,480
Other assets                                            25,550     17,132
                                                      --------   --------
     Total assets                                     $306,668   $338,123
                                                      ========   ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable                                     $ 25,159   $ 22,080
 Payable to affiliates                                  17,144      1,655
 Accrued liabilities                                     9,427      5,753
 Customer prepayments                                    5,936     15,517
 Current portion of capital lease obligations            1,162      1,504
                                                      --------   --------
     Total current liabilities                          58,828     46,509

Capital lease obligations (Note 7)                       3,036      4,198

Other long-term obligations                              1,060      1,060

Partners' capital:
 Limited partners' interests:
   Senior preference unitholders                       207,483    226,285
   Common unitholder                                    30,636     37,768
 General partner's interest                              5,625     22,303
                                                      --------   --------
     Total partners' capital                           243,744    286,356
                                                      --------   --------
     Total liabilities and partners' capital          $306,668   $338,123
                                                      ========   ========

See notes to consolidated financial statements.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          YEARS ENDED DECEMBER 31,
                                                      1996           1995           1994
                                                    --------       --------       --------
                                                   (In Thousands, Except Per Unit Amounts)

Revenues                                            $362,730       $373,325       $300,269
Other income                                             408            650          2,565
                                                    --------       --------       --------
Total revenues                                       363,138        373,975        302,834

Cost of goods sold                                   177,502        187,615        193,541
                                                    --------       --------       --------
Gross profit                                         185,636        186,360        109,293

Operating expenses                                    13,035         16,840         20,000
                                                    --------       --------       --------
                                                     172,601        169,520         89,293

Interest expense                                      (1,210)        (1,748)        (3,575)
Interest income                                        6,242          4,696          2,038
                                                    --------       --------       --------
Income before extraordinary expense                  177,633        172,468         87,756
Extraordinary expense - loss on early
 retirement of debt (Note 7)                              --             --         (1,211)
                                                    --------       --------       --------
Net income                                          $177,633       $172,468       $ 86,545
                                                    ========       ========       ========
Net income allocable to limited
 partners' interest                                 $119,458       $123,220       $ 84,822
                                                    ========       ========       ========

Earnings per limited partner unit (Note 2):
 Income before extraordinary expense                $   6.35       $   6.55       $   4.57
 Extraordinary expense                                    --             --          (0.06)
                                                    --------       --------       --------
 Net income                                         $   6.35       $   6.55       $   4.51
                                                    ========       ========       ========



See notes to consolidated financial statements.

                          TERRA NITROGEN COMPANY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                   LIMITED PARTNERS' INTERESTS
                                          ------------------------------------------
                                            SENIOR            JUNIOR                      GENERAL      TOTAL
                                          PREFERENCE        PREFERENCE      COMMON       PARTNER'S    PARTNERS'
                                          UNITHOLDERS       UNITHOLDER    UNITHOLDER     INTEREST      CAPITAL
                                          -----------       ----------    ----------     ---------    ---------
                                                                         (In Thousands)
Partners' capital at
    December 31, 1993                        $156,352         $ 23,285     $ 20,073      $   1,293     $201,003
Net income                                     34,438           27,058       23,326          1,723       86,545
Distributions                                 (20,160)         (15,840)     (13,655)        (1,014)     (50,669)
                                             --------         --------     --------      ---------     --------

Partners' capital at
    December 31, 1994                         170,630           34,503       29,744          2,002      236,879
Net income                                     50,027           39,307       33,886         49,248      172,468
Distributions                                 (38,182)         (30,000)     (25,862)       (28,947)    (122,991)
Conversion of Junior Preference
    Units to Senior Preference Units           43,810          (43,810)          --             --           --
                                             --------         --------     --------      ---------     --------

Partners' capital at
    December 31, 1995                         226,285               --       37,768         22,303      286,356
Net income                                     86,607               --       32,851         58,175      177,633
Distributions                                (105,409)              --      (39,983)       (74,853)    (220,245)
                                             --------         --------     --------      ---------     --------

Partners' capital at
     December 31, 1996                       $207,483        $      --     $ 30,636      $   5,625     $243,744
                                             ========         ========     ========      =========     ========

  See notes to consolidated financial statements.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              1996           1995          1994
                                                           ----------     ----------     ---------
                                                                      (In Thousands)
 OPERATING ACTIVITIES
  Net income                                                $ 177,633      $ 172,468      $ 86,545
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                              11,432         11,000        15,679
     Amortization and write-off of deferred charges                40             36         1,893
     Changes in operating assets and liabilities:
      Receivables                                              17,372           (365)       (8,543)
      Inventory                                               (10,462)        10,793        (2,425)
      Prepaid expenses and other current assets                 3,648           (771)       (2,506)
      Accounts payable                                          3,079          1,467        (7,981)
      Payable to affiliates                                    12,575         (3,902)          676
      Accrued liabilities and customer  prepayments            (2,993)        11,181         5,630
      Other                                                    (6,213)       (10,978)        5,836
                                                            ---------      ---------      --------
       Net cash provided by operating activities              206,111        190,929        94,804

 INVESTING ACTIVITIES
  Capital expenditures                                         (9,090)        (8,312)       (8,908)
                                                            ---------      ---------      --------
       Net cash used in investing activities                   (9,090)        (8,312)       (8,908)

 FINANCING ACTIVITIES
  Borrowings under revolving line of credit                        --             --         2,500
  Repayments of revolving line of credit                           --             --       (11,500)
  Proceeds from issuance of long-term debt                         --             --        38,885
  Repayment of long-term debt                                  (1,504)       (36,748)      (35,995)
  Partnership distributions paid                             (220,245)      (122,991)      (50,669)
                                                            ---------      ---------      --------
       Net cash used in financing activities                 (221,749)      (159,739)      (56,779)
                                                            ---------      ---------      --------

  Net increase (decrease) in cash and cash equivalents        (24,728)        22,878        29,117

  Cash and cash equivalents at  beginning of year              71,490         48,612        19,495
                                                            ---------      ---------      --------

  Cash and cash equivalents at end of year                  $  46,762      $  71,490      $ 48,612
                                                            =========      =========      ========

  See notes to consolidated financial statements.

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Terra Nitrogen Company, L.P. ("TNCLP" or the "Partnership"), is a Delaware limited partnership which owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the "Operating Partnership"). The Operating Partnership was organized by Terra Nitrogen Corporation ("TNC"), the General Partner, to succeed to and acquire the nitrogen fertilizer business of TNC. TNC, as the General Partner, conducts, directs, manages and exercises full control over all business and affairs of the Partnership. TNC owns a 2% combined general partner interest in both the Partnership and Operating Partnership. TNC has agreed not to voluntarily withdraw as the General Partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2002.

    On October 20, 1994, Terra Industries Inc. ("Terra"), a Maryland corporation, acquired Agricultural Minerals and Chemicals Inc. ("AMCI"), the former parent of TNC, pursuant to a merger agreement (the "Merger Agreement"). Although the General Partner continues to control the Partnership, the General Partner is now an indirect, wholly owned subsidiary of Terra.

    Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. On December 31, 1996, the limited partner interests consisted of 13,636,364 Senior Preference Units ("SPUs") and 5,172,414 Common Units. Terra and its subsidiaries owned 6,974,900 SPUs and all the Common Units on December 31, 1996, and the balance of SPUs were publicly held.

    Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, the Preference Period for TNCLP ended on December 31, 1996 and holders of SPUs can elect, by March 31, 1997, to convert to Common Units. (See Note 3 "Agreement of Limited Partnership".)

2.  SIGNIFICANT ACCOUNTING POLICIES

    GENERAL - The Partnership is in the business of manufacturing, distributing and selling fertilizer products, including ammonia, urea and urea ammonium nitrate solution ("UAN"), which are principally used by farmers to improve the yield and quality of their crops. The Partnership sells products primarily throughout the United States on a wholesale basis. The Partnership's customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Expected credit losses have been provided for in the financial statements.

    BASIS OF PRESENTATION - The consolidated financial statements reflect the combined assets, liabilities and operations of the Partnership and the Operating Partnership. The Partnership has adopted a December 31 year-end for tax and financial reporting purposes. Income is allocated to the General Partner and classes of limited partnership units in accordance with the provisions of the TNCLP Agreement of Limited Partnership which provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year. (See "Net Income Per Limited Partner Unit".)

    RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

    ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

    CASH AND CASH EQUIVALENTS - TNCLP considers liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra. The deposit is due on demand and bears interest based on the Cost Rate under the Accounts Receivable Sale Agreement (6.28% at December 31, 1996). Interest income recorded by TNCLP on this deposit was $5.1 million for 1996.

    INVENTORY - Finished product inventories are stated at the lower of average cost or market. Cost includes labor, materials, depreciation and other production costs. Materials and supplies inventories are stated at the lower of average cost or market.

    PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, generally 3 to 20 years, principally on the straight-line basis. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to income as incurred. When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts, and the resulting gain or loss is reflected in income.

    The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" during 1996. There have been no events or changes in the Partnership's business environment which would indicate that the carrying amount of its property, plant and equipment may not be recoverable through future cash flows generated by such assets.

    HEDGING TRANSACTIONS - The Partnership enters into both physical and financial contracts to manage the cost of natural gas, the primary raw material used in production of nitrogen fertilizers. The financial contracts, referred to collectively as forward positions, include both exchange and over-the-counter options and swap transactions. Contract settlement dates are scheduled to coincide with the dates of natural gas purchases. Realized gains and losses from forward positions and premiums paid for option contracts are deferred and either credited or charged to production cost in the month in which the underlying natural gas is purchased.

    PLANT TURNAROUND AND CATALYST REPLACEMENT COSTS - Costs related to the periodic scheduled maintenance of production facilities (plant turnarounds) are capitalized when incurred and amortized on a straight-line basis, generally over one or two years, until the next scheduled turnaround. Included in other non-current assets at December 31, 1996 and 1995 is $23.3 million and $15.1 million, respectively, of unamortized plant turnaround and catalyst replacement costs.

    INCOME TAXES - The Partnership is not subject to income taxes and the income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership. The reported amount of assets and liabilities of the Partnership exceeded the tax basis of the assets and liabilities by approximately $159 million and $155 million at December 31, 1996 and 1995, respectively.

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   NET INCOME PER LIMITED PARTNER UNIT - Net income per limited partner unit is computed by dividing net income, less an approximate 33%, 29% and 2% share allocable to the General Partner for the years ended December 31, 1996, 1995, and 1994, respectively, by 18,808,778 limited partner units for each of the years ended December 31, 1996, 1995 and 1994.

   The net income allocated to the General Partner increased to 33% for the year ended December 31, 1996 due to the increase in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels that are significantly above the Minimum Quarterly Distribution ("MQD") of $.605 per unit. Available Cash for 1996 increased $39.9 million over 1995 due primarily to the reduction in 1995 Available Cash as a result of the repayment of the Partnership's $35 million term loan; an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility (See Note 5 "Accounts Receivable Securitization") entered into during the third quarter of 1996 and higher net income in 1996.

   ENVIRONMENTAL LIABILITIES - In the normal course of business, the Partnership monitors its operations and makes expenditures for environmental protection; in addition, the Partnership's operations are generally subject to the environmental standards and regulations of various regulatory agencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities are accrued based upon estimates of expected future costs without discounting to present value the estimated costs to be paid in the future, and without consideration of possible recoveries from third parties. No environmental liabilities were accrued at either December 31, 1996 or 1995. While current and future environmental laws and regulations will potentially subject the Partnership to corrective costs and expenses, management is not currently aware of any such matters which it considers to be of a material nature.

   NEW ACCOUNTING STANDARDS - In June 1996, The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which establishes accounting and reporting standards for such transfers. The Partnership will adopt SFAS No. 125 effective January 1, 1997. Management does not expect that there will be a material impact on the Partnership's consolidated financial position or results of operations.

3. AGREEMENT OF LIMITED PARTNERSHIP

   The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of Available Cash, as defined, unless Available Cash is required to fund the Reserve Amount as described below. During the period commencing December 4, 1991 and ending December 31, 1996 (the "Preference Period"), Senior Preference and Common Units participated equally in distributions after each class of Units received the MQD, subject to the General Partner's right to receive cash distributions. The General Partner receives a combined minimum 2% of total cash distributions and as an incentive, the General Partner's participation increases if cash distributions exceed specified target levels.

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   AGREEMENT OF LIMITED PARTNERSHIP (CONTINUED)

     The quarterly cash distributions paid to the Units and the General Partner in 1996 and 1995 were as follows:

                        Senior Preference Units       Junior Preference Units       Common Units        General Partner
                        ------------------------      ------------------------      --------------      ----------------
                           Total         $ Per           Total         $ Per        Total    $ Per       Total    $ Per
                        ------------   ---------      ------------   ---------      -------   -----     --------  -----
                          ($000s)        Unit           ($000s)        Unit         ($000s)   Unit      ($000s)   Unit
                        ------------   ---------      ------------   ---------      -------   -----     --------  -----
 1996:
   First Quarter           26,046         1.91              *            *            9,880    1.91      18,290    --
   Second Quarter          22,227         1.63              *            *            8,431    1.63      13,022    --
   Third Quarter           33,000         2.42              *            *           12,517    2.42      27,883    --
   Fourth Quarter          24,136         1.77              *            *            9,155    1.77      15,658    --

 1995:
   First Quarter            5,040          .66          3,960          .66            3,414     .66         253    --
   Second Quarter           8,706         1.14          6,840         1.14            5,897    1.14       3,795    --
   Third Quarter           13,211         1.73         10,380         1.73            8,948    1.73      14,904    --
   Fourth Quarter          11,225         1.47          8,820         1.47            7,603    1.47       9,995    --

* On December 31, 1995, the Junior Preference Units automatically became SPUs pursuant to the terms of the Limited Partnership Agreement of TNCLP.

During the Preference Period, distributions of Available Cash were subject to the rights of SPUs to receive $.605 per unit per quarter, plus any arrearages for minimum payments for prior quarters before any other distributions. After such amounts were paid, the Reserve Amount (as described below) was funded before distributions to Common Unitholders.

Pursuant to the terms of the TNCLP Agreement of Limited Partnership, as a result of the conversion of Junior Preference Units into SPUs on December 31, 1995, distributions on the converted Junior Preference Units have been made with, and not after, distributions on the other SPUs and payment of the MQD on the converted Junior Preference Units have also been supported by the Reserve Amount.

Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, the Preference Period for TNCLP ended on December 31, 1996. Until March 31, 1997 the holders of all SPUs have the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective as of December 31, 1996. Any Units which do not convert and remain SPUs will continue to be entitled to the MQD but will not participate with the Common Units in any additional distributions.

SPUs that fail to convert to Common Units may be redeemed at the option of the Partnership, exercised in the sole discretion of the General Partner, upon at least 30 but not more than 60 days' notice at a price of $21.50 per SPU. If after giving effect to an anticipated redemption, fewer than 1.0 million SPUs would be held by non-affiliates of the General Partner, the Partnership must redeem all such SPUs if it redeems any SPUs.

If at any time less than 25% of the issued and Outstanding Units of any class (Senior Preference or Common) are held by non-affiliates of the General Partner, the Partnership may call, or assign to the General Partner or its affiliates its right to acquire all such Outstanding Units held by non-affiliated persons. TNCLP shall give at least 30 but not more than 60 days notice of its decision to purchase the Outstanding Units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  AGREEMENT OF LIMITED PARTNERSHIP (CONITNUED)

    closing prices as of the date five days before the purchase is announced or
    (2) the highest price paid by the General Partner or any of its affiliates for any Unit within the 90 days preceding the date the purchase is announced.

    On January 27, 1997, the Partnership declared a distribution of $8.3 million ($.605 per unit) to holders of the SPUs as of February 7, 1997 payable on February 28, 1997. This distribution represents only the MQD for the quarter. The remainder of the Available Cash for the quarter ended December 31, 1996 will be paid April 30, 1997 to Common Unitholders of record as of April 18, 1997 (including those holders of SPUs that have converted to Common Units) and to the General Partner. Nonconverting SPU holders are not entitled to participate in cash distributions in excess of the MQD after the end of the Preference Period. Also on January 27, 1997, the Partnership declared distributions of $3.1 million to Common Unitholders ($.605 per unit), and $232,000 to the General Partner (equaling 2% of total distributions declared above, as required). There were no accumulated distribution arrearages for the Senior Preference or Common Units as of December 31, 1996.

    During 1992, the Partnership funded a reserve of $18.5 million to support MQDs on the SPUs (the "Reserve Amount") pursuant to the provisions of the Agreement of Limited Partnership of TNCLP. The Reserve Amount is equal to the lesser of $18.5 million or four MQDs on the SPUs and at December 31, 1996, was invested in U.S. Government backed securities with maturities primarily of 30 days from the date of purchase. After the Preference Period, the Reserve Amount will be maintained only to support distributions on any remaining nonconverted SPUs. The Reserve Amount will be maintained in the amount equal to four quarters of MQDs on all nonconverted SPUs. It is anticipated that any reduction in the Reserve Amount from its current level of $18.5 million will be available for cash distributions in May 1997.

4.  RELATED PARTY TRANSACTIONS

    GENERAL PARTNER - The Partnership has no employees. Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, TNC, as General Partner, is reimbursed for all direct and indirect expenses or payments it makes on behalf of the Partnership and for that portion of TNC's or its affiliates' administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership's business and reasonably allocable to the Partnership. In addition to such provisions, effective January 1, 1995, TNC and Terra entered into an administrative services agreement whereby TNC provides certain general and administrative services for certain Terra affiliates. Costs and expenses incurred by TNC for providing such services are charged to these affiliates, including the Partnership. For the years ended December 31, 1996, 1995 and 1994, expenses charged to the Partnership by TNC amounted to $25.9 million, $29.1 million and $36.6 million, including $21.1 million, $26.5 million and $31.5 million, respectively, for payroll and payroll-related expenses including pension costs.

    Effective January 1, 1995, under a general and administrative services agreement between TNC and Terra, certain services including accounting, legal, risk management, investor relations and certain employee benefit and other employee-related expenses are provided by Terra to TNC. The portion of these expenses allocated to TNC that relate to TNC's activities as General Partner are charged to the Partnership. Expenses under this agreement charged to the Partnership were $5.1 million and $3.7 million for the years ended December 31, 1996 and 1995, respectively. No such expenses were charged to the Partnership for the period October 20 to December 31, 1994.

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RELATED PARTY TRANSACTION (CONTINUED)

 Certain Terra supply terminals and transportation equipment are generally available for use by the Partnership and affiliates of TNC. TNC pays the costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system. TNC charges the Partnership or Terra based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for the years ended December 31, 1996 and 1995 were $20.5 million and $21.0 million, respectively.

 Prior to January 1, 1995, substantially all of TNC's employees were covered by the AMCI pension plan. Effective January 1, 1995, these employees became members of the Terra Industries, Inc. Employees' Retirement Plan (the "Terra Retirement Plan"), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for TNC employees. TNC recorded pension costs of $1.2 million and $1.4 million ($1.1 million and $1.1 million of which was charged to the Partnership) in 1996 and 1995, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. Contributions made by TNC to the Terra Retirement Plan for the years ended December 31, 1996 and 1995 were $0 and $198,000, respectively. Contributions made by TNC to the former AMCI pension plan were $1.4 million for the year ended December 31, 1994.

 Net periodic pension cost charged to the Partnership under the previous AMCI pension plan consists of the following:

                                                                 YEAR ENDED
                                                               DECEMBER 31, 1994
                                                               -----------------
                                                                 (In Thousands)
     Service cost                                                    $1,021
     Interest cost                                                      348
     Return on assets                                                  (264)
     Net amortization and deferrals                                      75
                                                                     ------
     Net periodic pension cost                                       $1,180
                                                                     ======

 The AMCI defined contribution plan was merged into a qualified savings plan of Terra as of December 31, 1994. The Terra plan allows employees who meet specified service requirements to contribute a percentage of their total compensation, up to a maximum defined by the plan. Each employee's contribution, up to a specified maximum, may be matched by TNC based on a specified percentage of employee contributions. Employee contributions vest immediately, while Terra's contributions vest over five years. Expenses associated with TNC's contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 1996 and 1995 were $759,000 and $658,000, respectively. Expenses charged to the Partnership for TNC's contribution to the AMCI defined contribution plan for the year ended December 31, 1994 were $689,000.

 Prior to 1995 TNC had incentive compensation plans covering substantially all of its employees. Incentive compensation was paid to employees under the plans based on specified levels of TNCLP's annual earnings before interest, taxes, depreciation and amortization. In 1995, the incentive compensation plan was amended to cover only certain key employees and is based on Terra Nitrogen Division (which consists of the Partnership and the Nitrogen Manufacturing business represented by Terra's plants located in Wood-

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RELATED PARTY TRANSACTIONS (CONTINUED)

   ward, Oklahoma; Port Neal, Iowa; and Courtright, Ontario) annual earnings before interest, taxes and minority interest. Expenses for the incentive compensation plans charged to the Partnership for the years ended December 31, 1996, 1995 and 1994 were $1.3 million, $2.5 million and $5.4 million, respectively.

   In 1993, AMCI adopted the 1993 AMCI Management Equity Plan ("MEP") which provided for among other things, the granting of options to purchase shares of AMCI common stock or the right to purchase restricted shares of AMCI common stock. Holders of the options participated in AMCI cash dividends. These dividends generally constituted compensation expense to AMCI and TNC, allocable to the Partnership under the TNCLP Agreement of Limited Partnership. Expenses for this plan and its predecessor charged to the Partnership were $3.7 million for the year ended December 31, 1994. In connection with the Merger Agreement, the MEP was terminated.

   The Partnership sold $41.4 million, $26.5 million and $7.3 million of nitrogen fertilizer products to Terra at market prices and terms during the years ended December 31, 1996 and 1995 and the period October 20 to December 31, 1994, respectively. Accounts receivable from Terra were $201,000 and $347,000 at December 31, 1996 and 1995, respectively.

   OTHER RELATED PARTY TRANSACTIONS - During the year ended December 31, 1994, the Partnership sold $34.9 million of nitrogen fertilizer products to Transammonia Inc. ("Transammonia"). Prior to the Merger Agreement, a key executive and principal owner of Transammonia was a general partner of two partnerships which owned common stock representing 7.4% of the common equity of AMCI. In addition, another executive of Transammonia served on the board of directors of TNC and AMCI.

5. ACCOUNTS RECEIVABLE SECURITIZATION

   On August 20, 1996, TNCLP and certain affiliates of the General Partner, through Terra Funding Corporation ("TFC"), an affiliate of the General Partner and a limited purpose corporation, entered into an agreement with a financial institution to sell an undivided interest in their accounts receivable. Undivided interests in new receivables may be sold as amounts are collected on previously sold amounts. TNCLP's receivables sold to TFC under this agreement are sold without recourse. The discount on TNCLP's portion of the accounts receivable sold in 1996 was $746,000 and is included in interest expense in the Consolidated Statements of Income. The amount of discount charged on accounts receivable sold is subject to adjustment, on a prospective basis, based on collection experience.

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows:

                                                            DECEMBER 31,
                                                           1996       1995
                                                         --------   --------
                                                           (In Thousands)
          ASSETS OWNED:
             Land and improvements                       $  5,261   $  5,257
             Plant and equipment                          245,916    241,589
             Terminals and transportation equipment         6,998      6,473
                                                         --------   --------
                                                          258,175    253,319
          ASSETS UNDER CAPITAL LEASE:
             Plant and equipment                            9,262      8,601

          Accumulated depreciation and amortization        94,666     84,562
                                                         --------   --------
                                                         $172,771   $177,358
                                                         ========   ========


7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Capital lease obligations are summarized as follows:

                                                           DECEMBER 31,
                                                          1996      1995
                                                         -------   -------
                                                          (In Thousands)

          Capitalized lease obligations                   $4,198    $5,702
          Less current maturities                          1,162     1,504
                                                          ------    ------
                                                          $3,036    $4,198
                                                          ======    ======

   In conjunction with the Merger Agreement, Terra and its subsidiaries entered into a credit agreement (the "Credit Agreement") with certain lenders and with Citibank, N.A. as agent. The Operating Partnership's former $85 million credit agreement consisting of a $35 million term loan and $50 million revolving credit facility, was retired and replaced by comparable facilities under the Credit Agreement. Deferred finance charges of $1.2 million associated with the former credit agreement were expensed as a result of the refinancing and are reported as extraordinary expense in the 1994 Consolidated Statement of Income. The Credit Agreement was amended and restated as of May 12, 1995, to reduce the revolving credit facility from $50 million to $25 million, thereby reducing certain commitment fees. In connection with such Credit Agreement amendments, the Partnership repaid its $35 million term loan in May 1995. The revolving credit facility expires December 31, 2000. At December 31, 1996, the Operating Partnership had $25 million of unused borrowing capacity under its revolving credit facility. The terms of the Credit Agreement provide that all outstanding amounts under the revolving credit facility must be repaid and not reborrowed for a period of 30 consecutive days in each year. Interest on the revolving credit facility is based on the prime commercial lending rate plus 0.25% or the Eurodollar rate plus 0.75% at the General Partner's option. The Operating Partnership incurs certain fees in connection with the borrow-

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CAPITAL LEASE OBLIGATIONS (CONTINUED)

   ings discussed above, including a commitment fee equal to 1/2 of 1% of the unused amount of the revolving credit facility.

   Loans under the Credit Agreement are guaranteed by Terra and certain subsidiaries, including the General Partner, and are secured by pledges of the stock of significant Terra subsidiaries, including the General Partner, and are secured by substantially all of the Operating Partnership's assets. The security interest granted in the Operating Partnership's assets secures only its revolving credit facility.

   The Credit Agreement contains restrictive covenants, including covenants requiring Terra to meet certain financial tests. All such covenants were complied with as of December 31, 1996.

   Interest paid by the Partnership was $471,000, $2.3 million and $2.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

8. LEASES AND COMMITMENTS

   The Operating Partnership leases certain land, buildings and equipment. Minimum rental commitments under capital and noncancelable operating leases are as follows:

                                            CAPITAL   OPERATING
                                            LEASES     LEASES      TOTAL
                                            -------   ---------   -------
                                                   (In Thousands)
     Year ending December 31:
       1997                                  $1,457     $ 3,458   $ 4,915
       1998                                   1,283       2,705     3,988
       1999                                   1,249       2,180     3,429
       2000                                     893       1,680     2,573
       2001                                       -         782       782
       Later years                                -         640       640
                                             ------     -------   -------
     Total minimum lease payments             4,882      11,445    16,327
     Less amount representing interest          684           -       684
                                             ------     -------   -------
     Net minimum lease payments              $4,198     $11,445   $15,643
                                             ======     =======   =======

   Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 1999, and the Partnership has the option to renew the lease for two additional, consecutive terms of five years each.

   The above amounts include the leases for the ammonia and urea facilities at the Blytheville Plant. The lease term for the ammonia facility is scheduled to expire on November 30, 1999 and the Partnership has the option to extend the lease for twelve successive terms of five years each at the same rental rate. The urea facility lease is scheduled to expire November 1, 1999, and the Partnership has the option to renew the lease for four successive periods of five years each at a nominal annual rental. The Partnership has the right to purchase the ammonia and the urea facilities for a nominal price at the end of the respective lease terms (including any renewal terms).

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LEASES AND COMMITMENTS (CONTINUED)

   Rent expense under noncancelable operating leases amounted to approximately $6.5 million, $7.6 million and $7.0 million, including contingent rentals of $1.8 million, $1.9 million, and $1.5 million, based primarily on terminal throughput, for the years ended December 31, 1996, 1995 and 1994, respectively.

   The Partnership has certain commitments with respect to the transportation of minimum quantities of ammonia, urea and UAN. The aggregate amount of required payments under these commitments are: 1997 - $6.2 million; 1998 - $890,000; 1999 - $850,000; 2000 - $850,000; 2001 - $0; 2002 and after - $3.8 million.

9. HEDGING

   Natural gas supplies to fulfill production requirements at the Operating Partnership's production facilities are purchased at market prices. Natural gas market prices, as with other commodities, are volatile and the Operating Partnership uses swap agreements and purchased options to effectively maintain fixed prices for a portion of its natural gas requirements. The settlement dates for such financial instruments are scheduled to coincide with gas purchases during such future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. The contracts' physical prices are frequently based on the Henry Hub, Louisiana price. Natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from the Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

   The Partnership also engages in swap agreements, which are agreements with third parties to exchange cash based on a designated price, which price is referenced to natural gas market prices or appropriate NYMEX futures contract prices. Option contracts are also used and represent agreements giving the holder of the contract the right to either own or sell a futures or swap contract at a designated price. Option contracts require initial premium payments ranging from 2% to 5% of contract value.

   The Partnership has also entered into basis swaps. Such contracts require payments to or from the Partnership for the amount, if any, that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. As of December 31, 1996 and 1995, MMbtu's under such contracts totalled 6.5 million and 2.1 million, respectively.

   The following summarizes open natural gas contracts at December 31, 1996 and 1995:

                          1996                     1995
                  ----------------------   -----------------------
                  CONTRACT   UNREALIZED    CONTRACT    UNREALIZED
                   MMbtu     GAIN (LOSS)    MMbtu      GAIN (LOSS)
                  --------   -----------   --------   ------------
                      (In Thousands)           (In Thousands)
     Swaps         82,880      $19,559      85,115        $7,016
     Options        2,540          397       3,185           365
                   ------      -------      ------        ------
                   85,420      $19,956      88,300        $7,381
                   ======      =======      ======        ======

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  HEDGING (CONTINUED)

    Annual production requirements are approximately 56 million MMbtus of natural gas. Contracts were in place at December 31, 1996 to cover 74% of 1997 natural gas requirements, 61% for 1998 and 22% for 1999.

    Gains and losses, including unamortized premiums paid for option contracts, on settlement of these contracts and agreements are credited or charged to production cost in the month in which the underlying natural gas is purchased. The Operating Partnership is exposed to favorable or unfavorable market risk associated with outstanding natural gas positions as a result of increases or decreases in natural gas prices in relation to the underlying NYMEX contract prices. Realized gains of $7.6 million on closed contracts relating to January 1997 have been deferred at December 31, 1996.

    During 1996, natural gas forward pricing activities reduced the Partnership's natural gas costs by $37.1 million compared with spot market natural gas prices. During 1995, natural gas forward pricing activities increased cost by $18.2 million compared with spot market prices.

10. OTHER FINANCIAL INFORMATION

    AVAILABLE-FOR-SALE SECURITIES - At December 31, 1996, the Partnership had invested $18.5 million in U.S. government backed securities, which are included in the distribution reserve fund. These securities generally mature within 30 days from their date of purchase and had a market value which approximated their carrying value of $18.5 million at December 31, 1996.

    FAIR VALUES OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments:

         CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

         DISTRIBUTION RESERVE FUND - The carrying amount reported in the balance sheet for the distribution reserve fund approximates its fair value.

         CAPITAL LEASE OBLIGATIONS - The carrying amounts of the Partnership's borrowings under capital lease obligations approximate fair value.

         OFF-BALANCE-SHEET INSTRUMENTS - Fair values for the Partnership's natural gas swaps and options are based on contract prices in effect at December 31, 1996 and December 31, 1995. The unrealized gain (loss) on these contracts is disclosed in Note 9.

    CONCENTRATION OF CREDIT RISK - The Partnership is subject to credit risk through trade receivables and short-term investments. Although a substantial portion of its debtors' ability to pay is dependent upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and its geographic dispersion. Credit risk related to trade receivables has also been minimized as a result of the accounts receivable securitization agreement entered into during 1996. Short-term cash investments are placed with well capitalized, high quality financial institutions and in short duration corporate and government debt securities funds.

                         TERRA NITROGEN COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. OTHER FINANCIAL INFORMATION (CONTINUED)

    MAJOR CUSTOMERS - For the year ended December 31, 1996, sales to Terra totalled $41.4 million, or 11.4%, of the Partnership's sales. None of the Partnership's customers represented more than 10% of the Partnership's sales for the year ended December 31, 1995. For the year ended December 31, 1994, sales to an international trader and marketer of various commodities totalled $34.9 million, or 11.6% of the Partnership's sales.