Form 10-Q
period 1997-03-31
TERRA NITROGEN CO L P /DE
filed 1997-05-14
CIK 879575

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

     For the quarter ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to __________________

     Commission file number 1-10877

                                 TERRA NITROGEN COMPANY, L.P.
                    (Exact name of registrant as specified in its charter)

                 Delaware                               73-1389684
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


                 Terra Centre
        PO Box 6000, 600 Fourth Street
                Sioux City, Iowa                         51102-6000
    (Address of principal executive office)              (Zip Code)


                        Registrant's telephone number:
                                (712) 277-1340


                       5100 East Skelly Drive, Suite 800
                             Tulsa, Oklahoma  74135
                 (Former Address, If Changed Since Last Report)


     At the close of business on May 2, 1997, there were 307,202 Senior Preference Units outstanding and 18,501,576 Common Units outstanding.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes      No
                                          ----      ----

================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TERRA NITROGEN COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                         March 31,     December 31,     March 31,
                                                           1997            1996           1996
                                                        -----------    ------------    -----------
                                                        (Unaudited)                    (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                          $ 61,371        $ 46,762       $ 72,106
      Accounts receivable                                     581          11,054         23,429
      Inventory - finished products                        30,849          15,209         18,357
      Inventory - materials and supplies                   17,511          14,489         10,121
      Distribution reserve fund                                 -          18,480              -
      Prepaid expenses                                      2,723           2,353          5,458
                                                         --------        --------       --------
   Total current assets                                   113,035         108,347        129,471

   Net property, plant and equipment                      171,378         172,771        175,844

   Distribution reserve fund                                    -               -         18,480
   Other assets                                            19,387          25,550         13,256
                                                         --------        --------       --------

   Total assets                                          $303,800        $306,668       $337,051
                                                         ========        ========       ========

Liabilities and partners' capital

   Current liabilities:
      Accounts payable and accrued liabilities           $ 52,378        $ 51,730       $ 19,431
      Customer prepayments                                 11,335           5,936         25,990
      Current portion of capital lease obligations          1,036           1,162          1,525
                                                         --------        --------       --------
   Total current liabilities                               64,749          58,828         46,946

   Capital lease obligations                                2,869           3,036          3,905
   Other long-term obligations                              1,060           1,060          1,060
   Partners' capital                                      235,122         243,744        285,140
                                                         --------        --------       --------

   Total liabilities and partners' capital               $303,800        $306,668       $337,051
                                                         ========        ========       ========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In Thousands, Except Per Unit Amounts)


                                            Three Months Ended
                                                 March 31,
                                         -------------------------
                                            1997           1996
                                         ----------     ----------
Revenues                                  $74,045        $89,304
Other income                                  134            144
                                          -------        -------
Total revenues                             74,179         89,448

Cost of goods sold                         42,509         35,242
                                          -------        -------

Gross profit                               31,670         54,206
Operating expenses                          2,970          3,035
                                          -------        -------

Operating income                           28,700         51,171

Interest expense                             (434)          (126)
Interest income                             1,526          1,953
                                          -------        -------

Net income                                $29,792        $52,998
                                          =======        =======

Net income allocable to
  limited partners' interest              $27,175        $37,198
                                          =======        =======

Net income per limited
  partnership unit                        $  1.44        $  1.98
                                          =======        =======

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1997        1996
                                                    --------    --------
Operating activities:

  Net income                                        $ 29,792    $ 52,998
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      2,948       2,796
    Amortization of deferred finance fees                -             9
    Changes in operating assets and liabilities:
     Receivables                                      10,473       4,997
     Inventories                                     (18,662)     (6,394)
     Prepaid expenses                                   (370)        542
     Accounts payable, accrued liabilities and
      customer prepayments                           (20,756)        416
     Other                                             6,237       1,342
                                                    --------    --------
Net cash provided by operating activities              9,662      56,706

Net cash used in investing activities:

  Capital expenditures                                (1,628)     (1,603)

Financing activities:

  Distribution reserve fund                           18,480         -
  Repayment of capital lease obligations                (293)       (272)
  Partnership distributions                          (11,612)    (54,215)
                                                    --------    --------
Net cash provided by (used in) financing activities    6,575     (54,487)
                                                    --------    --------

Net increase in cash and cash equivalents             14,609         616
Cash and cash equivalents at beginning of period      46,762      71,490
                                                    --------    --------
Cash and cash equivalents at end of period          $ 61,371    $ 72,106
                                                    ========    ========


See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.

            Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. ("TNCLP") Annual Report on Form 10-K for the year ended December 31, 1996. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"), are referred to herein, collectively, as the "Partnership".

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

     Net income per limited partnership unit is computed by dividing net income, less a 9% and 30% share allocable to the General Partner for the three months ended March 31, 1997 and 1996, respectively, by 18,808,778 limited partner units. The net income allocated to the General Partner decreased to 9% during the three months ended March 31, 1997 due to the reduction in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. Available Cash for the three months ended March 31, 1997 decreased $22.8 million from the three months ended March 31, 1996 due primarily to lower net income in 1997.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement). In addition, a Reserve Amount equal to $18.5 million was previously funded to support distributions on the Senior Preference Units ("SPUs"). Since the SPUs are being redeemed (see "Redemption of SPUs" below), the Reserve Amount is no longer required to be maintained.

     The quarterly cash distributions paid to the Units and to the General Partner applicable to 1997 and 1996 were as follows:

                     Senior Preference Units         Common Units            General Partner
                     ------------------------  ------------------------  ------------------------
                     Total (000s)  $ Per Unit  Total (000s)  $ Per Unit  Total (000s)  $ Per Unit
                     ------------  ----------  ------------  ----------  ------------  ----------
1997:
   First Quarter         $ 8,250        $.605       $3,129        $.605      $   232       -


1996:
   First Quarter          26,046         1.91        9,880         1.91       18,290       -
   Second Quarter         22,227         1.63        8,948         1.73       14,904       -
   Third Quarter          33,000         2.42        7,603         1.47        9,995       -
   Fourth Quarter         24,136         1.77        9,879         1.91       18,290       -

     The distribution paid in the first quarter 1997 represented an amount equal to the minimum quarterly distribution ("MQD") for the quarter. Distributions of $16.6 million ($.895 per Unit) and $10.2 million were paid to the Common Unitholders and the General Partner, respectively, on April 30, 1997, representing the remainder of the Available Cash for the quarter ended December 31, 1996. Nonconverting SPU holders are not entitled to participate in cash distributions in excess of the MQD after December 31, 1996.

3.   Cash and cash equivalents

     The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc., the parent of the General Partner. The deposit is due on demand and at March 31, 1997 the interest rate was 6.3%. The amount of the demand deposit included in cash and cash equivalents was $42.3 million at March 31, 1997.

4.   Conversion of SPUs

     Pursuant to the provisions of the Agreement of Limited Partnership of TNCLP, the Preference Period for TNCLP ended on December 31, 1996. For a 90-day period commencing on December 31, 1996, the holders of all SPUs had the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective as of the Senior Conversion Date, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice was not received during such 90-day period remained SPUs. Those units that remained SPUs and did not convert into Common Units are entitled to the MQD, but do not participate with the Common Units in any additional distributions.

     As of March 31, 1997 (the end of the Conversion Period) holders of 13,329,162 SPUs elected to convert their units to Common Units and 307,202 units remained SPUs. The Common Units began trading on the New York Stock Exchange on April 1, 1997 under the symbol TNH.

5.   Redemption of SPUs

     On March 21, 1997, the Partnership announced that on May 27, 1997, it would redeem, pursuant to the terms of the Partnership Agreement, all SPUs that did not convert to Common Units. The redemption price is $21.50 per unit. On May 27, 1997, the SPUs will receive the MQD of $.605 per unit for the quarter ended March 31, 1997, in addition to the redemption price. The SPUs are trading on the New York Stock Exchange under the symbol TNH PRCL until redeemed.

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

     The settlement dates for such financial instruments are scheduled to coincide with gas purchases during future periods. These instruments are based on a designated price, which is referenced to market natural gas prices or appropriate NYMEX futures contract prices. The Partnership frequently uses prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas; however, natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     As of March 31, 1997, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1997 and 1998, consistent with its policy mentioned above. Unrealized gains from forward pricing positions totaled $9.7 million and $22.5 million as of March 31, 1997 and 1996, respectively.

     For the three months ended March 31, 1997, natural gas hedging activities produced cost savings of $9.4 million compared with savings of $12.6 million for the 1996 period.

7.   Hedging

     During the first quarter of 1997, the Partnership recorded hedging gains or losses based on a pooled resources concept with Terra Capital, Inc. During 1997, hedging gains and losses were allocated to each manufacturing plant based on budgeted gas usage for such plant. Prior to 1997, hedging gains and losses were specifically identified with a particular plant based on contractual arrangements for that plant. The impact of this change in accounting for hedging gains and losses did not have a material impact on the consolidated financial position or results of operations for the quarter ended March 31, 1997.

8.   New accounting standards

     In June 1996, The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which establishes accounting and reporting standards for such transfers. The Partnership adopted SFAS No. 125 effective January 1, 1997 and there was no material impact on the Partnership's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1997, compared with the three months ended March 31, 1996

Volumes and prices for the three month periods ended March 31, 1997 and 1996 were as follows:

                    1997                     1996
           ----------------------   ----------------------
             Sales       Average      Sales       Average
            Volumes    Unit Price    Volumes    Unit Price
           (000 tons)    ($/ton)    (000 tons)    ($/ton)
           ----------------------   ----------------------

Ammonia         85          207          71          194
UAN            407           90         552           97
Urea           114          173         107          208


     Revenues for the quarter ended March 31, 1997 declined $15.3 million, or 17%, compared with the quarter ended March 31, 1996 primarily due to lower UAN sales volumes. UAN sales volumes decreased 26% from the 1996 quarter due to carryover stocks at the dealer level and from wet weather in the South and Southwest. In addition, urea and UAN sales prices were down 17% and 6%, respectively, while ammonia sales prices improved 6% from the prior year quarter.

     Cost of goods sold as a percentage of revenues increased to 57% for the 1997 quarter from 39% in the 1996 period as a result of significantly higher natural gas costs. Cold weather during the 1997 period caused the Partnership's natural gas costs to increase 90% over the prior year quarter. The Partnership's forward pricing activities produced $3.2 million more in cost savings during the 1996 period compared with the 1997 quarter.

     Interest expense increased $308,000 over the comparable 1996 period primarily due to the discount on accounts receivable sold under the accounts receivable securitization facility entered into during the third quarter of 1996.

     Interest income decreased $427,000, or 22%, compared with the 1996 period due to lower levels of cash and short term investments.

     Capital resources and liquidity

     Net cash provided by operating activities for the first three months of 1997 was $9.7 million, a decrease of $47.0 million compared with the same period in 1996, principally due to lower net income and higher working capital requirements. Working capital requirements increased due to higher inventory levels as a result of lower sales volumes. Working capital was further affected by lower trade accounts payable and customer prepayments during 1997. In addition, the inclusion of the Reserve Amount in cash and cash equivalents at March 31, 1997 had a favorable impact on cash provided by financing activities during the 1997 period.

     The Partnership's principal needs for funds are for support of its working capital, distributions to Partners, redemption of nonconverting SPUs and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities. At March 31, 1997, the Operating Partnership also had $25 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners, redeem the nonconverting SPUs and fund the Partnership's capital expenditures for at least the next twelve months.

     Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Available Cash for the three months ended March 31, 1997 decreased $22.8 million compared with the three months ended March 31, 1996 due primarily to lower net income in 1997. On April 22, 1997, the General Partner announced a cash distribution of $18.9 million ($1.02 per Unit) to holders of the Common Units of record as of May 5, 1997, payable on May 27, 1997, based on Available Cash for the quarter ended March 31, 1997. A cash distribution of $1.8 million to the General Partner was also declared. There were no accumulated distribution arrearages for any Units as of March 31, 1997. The last quarterly cash distribution of $.605 per SPU, representing the MQD, will be paid as part of the May 27, 1997 redemption of the SPUs.

     The Available Cash for the first quarter of 1997 includes $18.5 million from the elimination of the Reserve Amount required to support four quarters of the MQD on the SPUs. The Reserve Amount is no longer required after the redemption of the SPUs.

     On April 3, 1997, the General Partner announced a cash distribution of $16.6 million ($.895 per Unit) to holders of the Common Units of record as of April 18, 1997, paid on April 30, 1997. A cash distribution of $10.2 million to the General Partner was also declared. This distribution was the remainder of the cash distribution announced in January, representing the balance of Available Cash for the fourth quarter of 1996. SPUs that did not convert to Common Units are not entitled to participate in distributions in excess of the MQD after December 31, 1996.

     Accounts receivable declined $10.5 million from the December 31, 1996 balance due to accruals at December 31, 1996 for income on gas hedges received in January compared with no such accruals at March 31, 1997. Accounts receivable declined $22.8 million from the March 31, 1996 balance primarily due to the accounts receivable securitization facility entered into in the third quarter of 1996.

     Finished products inventory increased $15.6 million and $12.5 million from the December 31, 1996 and March 31, 1996 balances, respectively, primarily due to lower than anticipated UAN sales volumes during the first quarter of 1997.

     Customer prepayments increased $5.4 million from the December 31, 1996 balance due to fewer customers participating in the prepay program at the end of 1996. Certain customers prepay for product during the fall and winter months to take advantage of favorable pricing conditions. The customers then take delivery of the product as needed during the spring planting season. Customer prepayments increased during the first quarter of 1997 in anticipation of spring planting; however, the 1997 balance was $14.7 million lower than the March 31, 1996 balance due to a higher level of carryover stocks at the dealer level at the beginning of 1997 compared with the beginning of 1996.

Capital expenditures

     Capital expenditures totaled $1.6 million for the first three months of 1997. In the remainder of 1997, the Partnership plans to spend approximately $14.1 million. Plans for 1997 include urea storage and loading improvements at the Blytheville plant and environmental control and ammonia efficiency improvements at the Verdigris plant.

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

                          Part II.  Other Information

Item 2.  Changes in Securities

     Pursuant to the provisions of the Agreement of Limited Partnership of TNCLP and the Conversion Statement dated December 31, 1996, 13,329,162 SPUs recently converted to Common Units on a one-for-one basis. The Common Units were registered under the Securities Exchange Act of 1934 pursuant to a Form 8-A dated March 24, 1997. Depositary receipts evidencing such Common Units were issued subsequent to the March 31, 1997 expiration of the 90 day conversion period. A copy of the Conversion Statement is filed as exhibit 99.1 to this report and the description of, among other things, the rights of holders of SPUs and Common Units after the December 31, 1996 "Senior Conversion Date" and expiration of the "Preference Period" is incorporated herein by reference.

Item 5.  Other Information

     Dennis B. Longmire, Chairman and Chief Executive Officer of Darling International, Inc., was named a director of Terra Nitrogen Corporation in April 1997.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.63 Amendment No. 4 dated as of March 13, 1997 to the 1995 Credit Agreement, filed as Exhibit 4.7 to the Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1997 (File No. 1-
                 8520), is incorporated herein by reference.

          27     Financial Data Schedule. (EDGAR only)

          99.1   Conversion Statement dated December 31, 1996.

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

                                         TERRA NITROGEN COMPANY, L.P.

                                     By: TERRA NITROGEN CORPORATION
                                         as General Partner


                                     By: /s/ Erik L. Slockers
                                         ------------------------------
                                         Erik L. Slockers
                                         Vice President, Controller
                                         (Principal Accounting Officer)



Date: May 14, 1997