Form 10-Q
period 1997-06-30
TERRA NITROGEN CO L P /DE
filed 1997-08-12
CIK 879575

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

     For the quarter ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

  At the close of business on August 4, 1997, there were 18,501,576 Common Units outstanding.



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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TERRA NITROGEN COMPANY, L. P.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                     June 30,      December 31,     June 30,
                                                       1997            1996           1996
                                                    -----------    ------------    -----------
                                                    (Unaudited)                    (Unaudited)
Assets
    Current assets:
        Cash and cash equivalents                    $ 74,396        $ 46,762        $ 80,096
        Accounts receivable                             1,291          11,054          26,421
        Inventory - finished products                  24,039          15,209          14,901
        Inventory - materials and supplies             17,485          14,489          10,143
        Distribution reserve fund                         -            18,480             -
        Prepaid expenses                                1,890           2,353           4,532
                                                     --------        --------        --------
    Total current assets                              119,101         108,347         136,093

    Net property, plant and equipment                 169,873         172,771         172,967

    Distribution reserve fund                             -               -            18,480
    Other assets                                       17,007          25,550          11,764
                                                     --------        --------        --------

    Total assets                                     $305,981        $306,668        $339,304
                                                     ========        ========        ========

Liabilities and partners' capital

    Current liabilities:
        Accounts payable and accrued liabilities     $ 42,792        $ 51,730        $ 33,065
        Customer prepayments                              821           5,936           3,885
        Current portion of long-term debt and
          capital lease obligations                     1,047           1,162           1,407
                                                     --------        --------        --------
    Total current liabilities                          44,660          58,828          38,357

    Long-term debt and capital lease obligations        9,700           3,036           3,747
    Other long-term obligations                         1,060           1,060           1,059
    Partners' capital                                 250,561         243,744         296,141
                                                     --------        --------        --------

    Total liabilities and partners' capital          $305,981        $306,668        $339,304
                                                     ========        ========        ========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In Thousands, Except Per Unit Amounts)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                      --------------------    --------------------
                                                        1997        1996        1997        1996
                                                      --------    --------    --------    --------
Revenues                                              $105,175    $106,198    $179,220    $195,502
Other income                                               426          40         560         184
                                                      --------    --------    --------    --------
Total revenues                                         105,601     106,238     179,780     195,686
Cost of goods sold                                      60,254      49,681     102,763      84,923
                                                      --------    --------    --------    --------
Gross profit                                            45,347      56,557      77,017     110,763
Operating expenses                                       3,232       3,322       6,202       6,357
                                                      --------    --------    --------    --------
Operating income                                        42,115      53,235      70,815     104,406
Interest expense                                          (584)       (120)     (1,018)      (246)
Interest income                                          1,406       1,567       2,932       3,520
                                                      --------    --------    --------    --------
Net income                                            $ 42,937    $ 54,682    $ 72,729    $107,680
                                                      ========    ========    ========    ========
Net income allocable to limited partners' interest    $ 22,911    $ 32,861    $ 50,086    $ 70,059
                                                      ========    ========    ========    ========
Net income per limited partnership unit               $   1.24    $   1.74    $   2.68    $   3.72
                                                      ========    ========    ========    ========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   1997        1996
                                                                 --------    --------
Operating activities:
    Net income                                                   $ 72,729    $107,680
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                               5,898       5,643
        Amortization of deferred finance fees                         -            19
        Changes in operating assets and liabilities:
            Receivables                                             9,763       2,005
            Inventories                                           (11,826)     (2,961)
            Prepaid expenses                                          463       1,469
            Accounts payable, accrued liabilities and
              customer prepayments                                (14,053)     (8,055)
            Other                                                   8,625       3,932
                                                                 --------    --------
Net cash provided by operating activities                          71,599     109,732

Net cash used in investing activities:
    Capital expenditures                                           (3,081)     (2,682)

Financing activities:
    Distribution reserve fund                                      18,480         -
    Borrowings under revolving credit agreement                     7,000         -
    Repayment of long-term debt and capital lease obligations        (451)       (548)
    Redemption of Senior Preference Units                          (6,605)        -
    Partnership distributions                                     (59,308)    (97,896)
                                                                 --------    --------
Net cash provided by (used in) financing activities               (40,884)    (98,444)
                                                                 --------    --------
Net increase in cash and cash equivalents                          27,634       8,606
Cash and cash equivalents at beginning of period                   46,762      71,490
                                                                 --------    --------
Cash and cash equivalents at end of period                       $ 74,396    $ 80,096
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

     Net income per limited partnership unit is computed by dividing net income, less a 31% and 35% share allocable to the General Partner for the six months ended June 30, 1997 and 1996, respectively, by 18,501,576 and 18,808,778 limited partner units for the 1997 and 1996 periods, respectively. The net income allocated to the General Partner decreased to 31% during the six months ended June 30, 1997 due to the reduction in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. Available Cash for the six months ended June 30, 1997 decreased $25.5 million from the six months ended June 30, 1996 due primarily to lower net income in 1997.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement). The Reserve Amount of $18.5 million was distributed out of Available Cash on May 27, 1997 to holders of the Common Units. Since the SPUs were redeemed on May 27, 1997 (see "Redemption of SPUs" below), the Reserve Amount is no longer required to be maintained.

     The quarterly cash distributions paid to the Units and to the General Partner applicable to 1997 and 1996 were as follows:


                                Senior Preference Units            Common Units              General Partner
                               -------------------------     ------------------------    ------------------------
                                Total (000s)  $ Per Unit     Total (000s)  $ Per Unit    Total (000s)  $ Per Unit
                               -------------  ----------     ------------  ----------    ------------  ----------
1997:
   First Quarter                  $   186        $.605          $27,789       $1.50         $10,440        --
   Second Quarter                     186         .605           18,872        1.02           1,835        --


1996:
   First Quarter                   26,046         1.91            9,880        1.91          18,290        --
   Second Quarter                  22,227         1.63            8,431        1.63          13.022        --
   Third Quarter                   33,000         2.42           12,517        2.42          27,883        --
   Fourth Quarter                  24,136         1.77            9,155        1.77          15,658        --

     The distributions paid in the first and second quarters of 1997 to the holders of the SPUs represented an amount equal to the minimum quarterly distribution ("MQD") for each quarter. Nonconverting SPU holders were not entitled to participate in cash distributions in excess of the MQD after December 31, 1996.

3.   Cash and cash equivalents

     The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc., the parent of the General Partner. The deposit is due on demand and at June 30, 1997 the interest rate was 6.5%. The amount of the demand deposit included in cash and cash equivalents was $73.8 million at June 30, 1997.

4.   Conversion of SPUs

     Pursuant to the provisions of the Agreement of Limited Partnership of TNCLP, the Preference Period for TNCLP ended on December 31, 1996. For a 90-day period commencing on December 31, 1996, the holders of all SPUs had the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective as of the Senior Conversion Date, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice was not received during such 90-day period remained SPUs. Those units that remained SPUs were entitled to the MQD, but did not participate with the Common Units in any additional distributions after December 31, 1996.

     As of March 31, 1997 (the end of the Conversion Period) holders of 13,329,162 SPUs converted their units to Common Units and 307,202 units remained SPUs. The Common Units began trading on the New York Stock Exchange on April 1, 1997 under the symbol TNH.

5.   Redemption of SPUs

     Pursuant to the provisions of the Agreement of Limited Partnership, on May 27, 1997, the Partnership redeemed all SPUs that did not convert to Common Units. The redemption price was $21.50 per unit. On May 27, 1997, the SPUs received the MQD of $.605 per unit for the quarter ended March 31, 1997, in addition to the redemption price. The SPUs traded on the New York Stock Exchange under the symbol TNH PRCL from April 1, 1997 until May 27, 1997.

     The Partnership funded the redemption of the SPUs with borrowings under its revolving credit agreement. The Partnership has classified this borrowing as long-term debt since the Partnership has the ability under its credit agreement, and the intent, to maintain this obligation for longer than one year.

6.   Natural gas costs

     The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of approximately 40-80% of its natural gas requirements for the upcoming 12 months and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques in an attempt to gain some protection against natural gas price increases on the spot market. Consequently, if natural gas prices were to increase in a future period, the Partnership may benefit from these forward pricing techniques; however, if natural gas prices were to decline, the Partnership may incur costs above the spot market price as a result of such policies.

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

     As of June 30, 1997, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1997 and 1998, consistent with its policy mentioned above. Unrealized gains from forward pricing positions totaled $13.3 million and $37.5 million as of June 30, 1997 and 1996, respectively.

     For the first half of 1997, natural gas hedging activities produced cost savings of $11.1 million compared with savings of $22.8 million for the 1996 period.

7.   Hedging

     During 1997, the Partnership recorded hedging gains or losses based on a pooled resources concept with Terra Capital, Inc. During 1997, hedging gains and losses were allocated to each manufacturing plant based on budgeted gas usage for such plant. Prior to 1997, hedging gains and losses were specifically identified with a particular plant based on contractual arrangements for that plant. The impact of this change in accounting for hedging gains and losses did not have a material impact on the consolidated financial position or results of operations for the quarter or six months ended June 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended June 30, 1997, compared with the three months ended June 30, 1996

Volumes and prices for the three month periods ended June 30, 1997 and 1996 were as follows:

                              1997                        1996
                    ------------------------    ------------------------
                      Sales        Average        Sales        Average
                     Volumes      Unit Price     Volumes      Unit Price
                    (000 tons)     ($/ton)      (000 tons)     ($/ton)
                    ----------    ----------    ----------    ----------
        Ammonia        169           189           136           192
        UAN            556            94           595           103
        Urea           134           156           112           169

     Revenues for the quarter ended June 30, 1997 were virtually unchanged from the comparable 1996 quarter as lower sales prices were offset by higher ammonia and urea sales volumes. Prices for all products were down between 2% and 8% compared with the prior year quarter, while ammonia and urea sales volumes increased 24% and 20%, respectively. Wet weather in the first quarter of 1997 shifted some sales, particularly of ammonia, into the second quarter. Favorable weather and increased planted acres of corn led to higher sales volumes of ammonia and urea during the second quarter of 1997.

     Cost of goods sold as a percentage of revenues increased to 57% for the 1997 quarter from 47% in the 1996 period as a result of higher natural gas costs and lower product prices. The Partnership's natural gas costs increased 34% over the prior year quarter. The Partnership's natural gas forward pricing activities produced $8.5 million more in cost savings during the 1996 period compared with the 1997 quarter.

     Interest expense increased $464,000 over the comparable 1996 period primarily due to the discount on accounts receivable sold under the accounts receivable securitization facility entered into during the third quarter of 1996. The Partnership also borrowed $7 million under its revolver during the second quarter of 1997 to finance the redemption of the SPUs versus no borrowings in the 1996 period.

     Interest income decreased $161,000, or 10%, compared with the 1996 period due to lower levels of cash and short term investments.

Six months ended June 30, 1997, compared with the six months ended June 30, 1996

Volumes and prices for the six month periods ended June 30, 1997 and 1996 were as follows:

                                           1997                                            1996
                             --------------------------------            ----------------------------------------
                                  Sales            Average                    Sales                 Average
                                 Volumes         Unit Price                  Volumes               Unit Price
                               (000 tons)          ($/ton)                 (000 tons)               ($/ton)
                             --------------     -------------            ---------------       -----------------

Ammonia                            254               195                        207                   193
UAN                                963                93                      1,146                   100
Urea                               248               164                        219                   188

     Revenues for the six months ended June 30, 1997 declined $15.9 million, or 8%, compared with the same period in 1996 primarily due to lower sales prices and lower UAN sales volumes. UAN and urea sales prices declined 7% and 13%, respectively, compared with the 1996 period while ammonia prices were virtually unchanged. UAN sales volumes decreased 16% in 1997 compared with the first six months of 1996 while ammonia and urea sales volumes increased 23% and 13%, respectively. Wet weather in the South and Southwest and carryover stocks at the dealer level reduced UAN sales volumes and prices during 1997. Weather conditions during 1997 were more conducive to ammonia application compared with 1996. Additionally, increased planted acres of corn contributed to higher sales volumes for ammonia and urea.

     Cost of goods sold as a percentage of revenues increased to 57% in 1997 from 43% in 1996 primarily as a result of a 28% increase in natural gas costs during 1997. In addition, the Partnership's natural gas forward pricing activities produced $11.7 million more in cost savings during 1996 compared with 1997.

     Interest expense increased $772,000 for the six months ended June 30, 1997 compared with the same period in 1996 primarily due to the discount on accounts receivable sold under the accounts receivable securitization facility entered into during the third quarter of 1996. The Partnership also borrowed $7 million under its revolver during the second quarter of 1997 to finance the redemption of the SPUs versus no borrowings during 1996.

     Interest income declined $588,000, or 17%, compared with the 1996 period due to lower levels of cash and short term investments.

     Capital resources and liquidity

     Net cash provided by operating activities for the first six months of 1997 was $71.6 million, a decrease of $38.1 million compared with the same period in 1996, principally due to lower net income and higher working capital requirements. Working capital requirements increased primarily due to higher UAN inventory levels as a result of lower UAN sales.

     The Partnership's principal needs for funds are for support of its working capital, distributions to Partners, and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities and, to the extent permitted thereunder, from funds available under
the Operating Partnership's revolving credit facility.   During the second
quarter of 1997, the Partnership borrowed $7 million under its revolving credit facility to fund the redemption of the SPUs. At June 30, 1997, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

     Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Available Cash for the six months ended June 30, 1997 decreased $25.5 million compared with the six months ended June 30, 1996 due to lower net income in 1997 partially offset by the elimination of the Reserve Amount during 1997. On July 22, 1997, the General Partner announced a cash distribution of $44.0 million ($2.38 per Unit) to holders of the Common Units of record as of August 4, 1997, payable on August 29, 1997, based on Available Cash for the quarter ended June 30, 1997. A cash distribution of $26.7 million to the General Partner was also declared. The last quarterly cash distribution of $.605 per SPU, representing the MQD, was paid as part of the May 27, 1997 redemption of the SPUs. During the first six months of 1997, the Partnership paid $59.3 million in distributions to its Partners.

     The Available Cash for the first quarter of 1997 included $18.5 million from the elimination of the Reserve Amount required to support four quarters of the MQD on the SPUs. The Reserve Amount is no longer required after the redemption of the SPUs.

     A cash distribution of $16.6 million ($.895 per Unit) to holders of the Common Units of record as of April 18, 1997 was paid on April 30, 1997. A cash distribution of $10.2 million to the General Partner was also paid. This distribution was the remainder of the cash distribution announced in January, representing the balance of Available Cash for the fourth quarter of 1996. SPUs that did not convert to Common Units were not entitled to participate in distributions in excess of the MQD after December 31, 1996.

     Accounts receivable declined $9.8 million from the December 31, 1996 balance due to accruals at December 31, 1996 for income on gas hedges received in January compared with no such accruals at June 30, 1997. Accounts receivable declined $25.1 million from the June 30, 1996 balance primarily due to the accounts receivable securitization facility entered into in the third quarter of 1996.

     Finished products inventory increased $8.8 million and $9.1 million from the December 31, 1996 and June 30, 1996 balances, respectively, primarily due to lower than anticipated UAN sales volumes during 1997.

     Accounts payable and accrued liabilities declined $8.9 million from the December 31, 1996 balance primarily due to lower natural gas costs at June 30, 1997 compared with the end of 1996.

     Accounts payable and accrued liabilities increased $9.7 million from the June 30, 1996 balance primarily due to higher natural gas costs at June 30, 1997 and due to the timing of cash transfers between the Partnership and its affiliates.

Capital expenditures

     Capital expenditures totaled $3.1 million for the first six months of 1997. In the remainder of 1997, the Partnership plans to spend approximately $10 million. Plans for 1997 include urea storage and loading improvements at the Blytheville plant and environmental control and ammonia efficiency improvements at the Verdigris plant.

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

     Based on its current knowledge, the Partnership does not expect capital expenditures relating to environmental matters to have a material adverse effect on its results of operations, financial condition, capital resources, liquidity or cash flow. Nor does the Partnership expect that any further material capital expenditures will be required to comply with existing environmental regulations. Based on such regulations, the Partnership does not believe that it will be required to make any material environmental remediation expenditures in the foreseeable future.

                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 10.64 Amendment No. 5 dated as of May 27, 1997 to the 1995 Credit Agreement, filed as Exhibit 4.8 to the Terra Industries Inc. Registration Statement on Form S-3 (No. 333-31769), is incorporated herein by reference.

                 27     Financial Data Schedule. (EDGAR Only)

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

                                         TERRA NITROGEN COMPANY, L.P.

                                     By: TERRA NITROGEN CORPORATION
                                         as General Partner


                                     By: /s/ Erik L. Slockers
                                         ---------------------------
                                         Erik L. Slockers
                                         Vice President, Controller
                                         (Principal Accounting Officer)



Date:  August 12, 1997