Form 10-Q
period 1997-09-30
TERRA NITROGEN CO L P /DE
filed 1997-11-12
CIK 879575

================================================================================

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      __________________________________


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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




     At the close of business on November 4, 1997, there were 18,501,576 Common Units outstanding.


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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TERRA NITROGEN COMPANY, L. P.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                  September 30,   December 31,    September 30,
                                                      1997            1996            1996
                                                  ------------    -----------     ------------
                                                  (Unaudited)                     (Unaudited)
Assets
 Current assets:
   Cash and cash equivalents                         $   8,120      $  46,762       $  54,546
   Accounts receivable                                   8,028         11,054           8,546
   Inventory - finished products                        26,603         15,209          12,007
   Inventory - materials and supplies                   13,294         14,489          17,078
   Distribution reserve fund                               -           18,480             -
   Prepaid expenses                                      2,409          2,353           3,643
                                                     ---------      ---------       ---------
 Total current assets                                   58,454        108,347          95,820

 Net property, plant and equipment                     170,986        172,771         172,827

 Distribution reserve fund                                 -            -              18,480
 Other assets                                           18,515         25,550          14,285
                                                     ---------      ---------       ---------

 Total assets                                        $ 247,955      $ 306,668       $ 301,412
                                                     =========      =========       =========

Liabilities and partners' capital

 Current liabilities:
   Accounts payable and accrued liabilities          $  37,445      $  51,730       $  34,396
   Customer prepayments                                    304          5,936           2,462
   Current portion of long-term debt and
     capital lease obligations                           1,059          1,162           1,285
                                                     ---------      ---------       ---------
 Total current liabilities                              38,808         58,828          38,143

 Long-term debt and capital lease obligations            9,527          3,036           3,585
 Other long-term obligations                             1,060          1,060           1,060
 Partners' capital                                     198,560        243,744         258,624
                                                     ---------      ---------       ---------

 Total liabilities and partners' capital             $ 247,955      $ 306,668       $ 301,412
                                                     =========      =========       =========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In Thousands, Except Per Unit Amounts)


                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                             -----------------------     -----------------------
                               1997          1996          1997          1996
                             ---------     ---------     ---------     ---------
Revenues                     $ 76,732      $ 81,961      $255,952      $277,463
Other income                      388           296           948           480
                             ---------     ---------     ---------     ---------
Total revenues                 77,120        82,257       256,900       277,943

Cost of goods sold             54,993        44,572       157,756       129,495
                             ---------     ---------     ---------     ---------

Gross profit                   22,127        37,685        99,144       148,448
Operating expenses              3,192         2,799         9,394         9,156
                             ---------     ---------     ---------     ---------

Operating income               18,935        34,886        89,750       139,292

Interest expense                 (553)         (465)       (1,571)         (711)
Interest income                   337         1,462         3,269         4,982
                             ---------     ---------     ---------     ---------

Net income                   $ 18,719      $ 35,883      $ 91,448      $143,563
                             =========     =========     =========     =========

Net income allocable to
  limited partners' interest $ 14,394      $ 24,595      $ 64,480      $ 94,654
                             =========     =========     =========     =========

Net income per limited
  partnership unit           $   0.78      $   1.31      $   3.46         $5.03
                             =========     =========     =========     =========


See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)



                                                                     Nine Months Ended
                                                                       September 30,
                                                           ------------------------------------
                                                               1997                    1996
                                                           ------------            ------------
Operating activities:

  Net income                                                $    91,448             $   143,563
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 8,862                   8,526
    Amortization of deferred finance fees                             -                      29
    Changes in operating assets and liabilities:
     Receivables                                                  3,026                  19,880
     Inventories                                                (10,199)                 (1,512)
     Prepaid expenses                                               (56)                  2,358
     Accounts payable, accrued liabilities and
      customer prepayments                                      (19,917)                (13,637)
     Other                                                        7,116                   1,748
                                                           ------------            ------------
Net cash provided by operating activities                        80,280                 160,955

Net cash used in investing activities:

  Capital expenditures                                           (7,158)                 (5,771)

Financing activities:

  Proceeds from elimination of distribution reserve fund         18,480                       -
  Borrowings under revolving credit agreement                     7,000                       -
  Repayment of long-term debt and capital lease obligations        (612)                   (832)
  Redemption of Senior Preference Units                          (6,605)                      -
  Partnership distributions                                    (130,027)               (171,296)
                                                           ------------            ------------
Net cash used in financing activities                          (111,764)               (172,128)
                                                           ------------            ------------

Net decrease in cash and cash equivalents                       (38,642)                (16,944)
Cash and cash equivalents at beginning of period                 46,762                  71,490
                                                           ------------            ------------
Cash and cash equivalents at end of period                  $     8,120             $    54,546
                                                           ============            ============

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

     Net income per limited partnership unit is computed by dividing net income, less a 29% and 34% share allocable to the General Partner for the nine months ended September 30, 1997 and 1996, respectively, by 18,501,576 and 18,808,778 limited partner units for the 1997 and 1996 periods, respectively. The net income allocated to the General Partner decreased to 29% during the nine months ended September 30, 1997 due to the reduction in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. Available Cash for the nine months ended September 30, 1997 decreased $68.9 million from the nine months ended September 30, 1996 due primarily to lower net income in 1997 and to an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility entered into during the third quarter of 1996, partially offset by the elimination of the $18.5 million Reserve Amount during 1997 (see Note 2).

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement).

     The quarterly cash distributions paid to the Units and to the General Partner applicable to 1997 and 1996 were as follows:

                        Senior Preference Units        Common Units           General Partner
                        -----------------------    ---------------------    --------------------
                          Total          $ Per       Total        $ Per       Total       $ Per
                          (000s)         Unit        (000s)       Unit       (000s)       Unit
                        ----------      -------    ----------    -------    ---------    -------
1997:
  First Quarter             $186         $.605      $27,752       $1.50      $10,477       --
  Second Quarter             186          .605       18,872        1.02        1,835       --
  Third Quarter               --            --       44,034        2.38       26,686       --

1996:
  First Quarter           26,046          1.91        9,880        1.91       18,290       --
  Second Quarter          22,227          1.63        8,431        1.63       13,022       --
  Third Quarter           33,000          2.42       12,517        2.42       27,883       --
  Fourth Quarter          24,136          1.77        9,155        1.77       15,658       --


     The distributions paid in the first and second quarters of 1997 to the holders of the Senior Preference Units ("SPUs") represented an amount equal to the minimum quarterly distribution ("MQD") for each quarter. Nonconverting SPU holders were not entitled to participate in cash distributions in excess of the MQD after December 31, 1996.

     The Reserve Amount of $18.5 million was distributed out of Available Cash on May 27, 1997 to holders of the Common Units and to the General Partner. Since the SPUs were redeemed on May 27, 1997 (see "Redemption of SPUs" below), the Reserve Amount is no longer required to be maintained.

3.   Cash and cash equivalents

     The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc., the parent of the General Partner. The deposit is due on demand and at September 30, 1997 the interest rate was 6.4%. The amount of the demand deposit included in cash and cash equivalents was $8.0 million at September 30, 1997.

4.   Conversion of SPUs

     Pursuant to the provisions of the Agreement of Limited Partnership of TNCLP, the Preference Period for TNCLP ended on December 31, 1996. For a 90-day period commencing on December 31, 1996, the holders of all SPUs had the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective as of the Senior Conversion Date, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice was not received during the 90-day period remained SPUs. Those units that remained SPUs were entitled to the MQD until redeemed (see "Redemption of SPUs" below), but did not participate with the Common Units in any additional distributions after December 31, 1996.

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

6.   Natural gas costs

     The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of 40-80% of its natural gas requirements for the upcoming 12 months and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques in an attempt to gain some protection against natural gas price increases on the spot market. Consequently, if natural gas prices were to increase in a future period, the Partnership may benefit from these forward pricing techniques; however, if natural gas prices were to decline, the Partnership may incur costs above the spot market price as a result of such policies.

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

     As of September 30, 1997, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1997 and 1998, consistent with its policy mentioned above. Unrealized gains from forward pricing positions totaled $29.2 million and $11.3 million as of September 30, 1997 and 1996, respectively.

     For the nine months ended September 30, 1997, natural gas hedging activities produced cost savings compared with spot prices of $15.1 million compared with savings of $28.4 million for the 1996 period.

7.   Hedging

     During 1997, the Partnership recorded hedging gains or losses based on a pooled resources concept with Terra Capital, Inc. Under the pooled resources concept, hedging gains and losses are allocated to each manufacturing plant based on gas usage for such plant. Prior to 1997, hedging gains and losses were specifically identified with a particular plant based on contractual arrangements for that plant. This change in accounting for hedging gains and losses did not have a material impact on the consolidated financial position or results of operations for the quarter or nine months ended September 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 1997, compared with the three months ended September 30, 1996

Volumes and prices for the three-month periods ended September 30, 1997 and 1996 were as follows:

                     1997                        1996
           ------------------------    ------------------------
             Sales        Average        Sales        Average
            Volumes      Unit Price     Volumes      Unit Price
           (000 tons)     ($/ton)      (000 tons)     ($/ton)
           ----------    ----------    ----------    ----------

Ammonia       122           175           104           164
UAN           562            73           585            85
Urea          116           122            94           160


     Revenues for the quarter ended September 30, 1997 declined $5.1 million, or 6%, compared with the same quarter in 1996 as lower sales prices for nitrogen solutions (UAN) and urea were partially offset by higher sales volumes for urea and higher sales volumes and prices for ammonia. Last year substantial UAN sales carried over from the second to the third quarter due to a late planting season and, as a result, UAN sales prices remained relatively firm during that period. In addition, UAN sales prices in the 1997 period were down compared with the 1996 quarter due to higher inventories as a result of reduced dealer demand. Lower worldwide demand for urea during 1997, especially in China, caused urea pricing to decline 23% from prior-year levels. However, contrary to the industry, urea and ammonia sales volumes increased in 1997 as a result of a scheduled 1996 turnaround performed at the Blytheville Plant and reduced shipments for wheat pre-plant applications during the 1996 period.

     Cost of goods sold as a percentage of revenues increased to 71% for the 1997 quarter from 54% in the 1996 period as a result of higher natural gas costs and lower product prices. The Partnership's natural gas costs increased 18% over the prior-year quarter. The Partnership's natural gas forward pricing activities produced $4.0 million in cost savings during the 1997 period compared with $5.7 million in the 1996 quarter.

     Interest income decreased $1.1 million compared with the 1996 period due to lower levels of cash and short term investments and due to the elimination of the Reserve Amount as a result of the redemption of the SPUs during the second quarter of 1997 (see Note 2).

Nine months ended September 30, 1997, compared with the nine months ended September 30, 1996

Volumes and prices for the nine-month periods ended September 30, 1997 and 1996 were as follows:

                     1997                        1996
           ------------------------    ------------------------
             Sales        Average        Sales        Average
            Volumes      Unit Price     Volumes      Unit Price
           (000 tons)     ($/ton)      (000 tons)     ($/ton)
           ----------    ----------    ----------    ----------

Ammonia        375          189            311          183
UAN          1,525           85          1,731           95
Urea           364          150            312          180


     Revenues for the nine months ended September 30, 1997 declined $21.0 million, or 8%, compared with the same period in 1996 primarily due to lower UAN sales volumes and prices and lower urea sales prices partially offset by higher ammonia sales volumes. UAN sales volumes declined during 1997 as weather conditions were more conducive to ammonia application than to UAN application compared with the 1996 period. Wet weather in the South and Southwest and carryover stocks at the dealer level reduced UAN sales volumes and prices 12% and 10%, respectively, during 1997. Lower worldwide demand for urea, especially in China, caused urea prices to fall 16% from prior year levels. Ammonia sales prices were favorably impacted by tight market conditions as a result of favorable weather patterns, increased corn acres planted and more ammonia used in the manufacture of upgraded products. Urea and ammonia sales volumes increased during 1997 due in part to a scheduled turnaround performed at the Blytheville Plant during the third quarter of 1996.

     Cost of goods sold as a percentage of revenues increased to 61% in 1997 from 47% in 1996 primarily as a result of a 28% increase in natural gas costs during 1997 and due to lower product sales prices. In addition, the Partnership's natural gas forward pricing activities produced $15.1 million in cost savings during 1997 compared with $28.4 million during 1996.

     Interest expense increased $860,000 for the nine months ended September 30, 1997 compared with the same period in 1996 primarily due to the discount on accounts receivable sold under the accounts receivable securitization facility entered into during the third quarter of 1996 and to the borrowings under the revolving credit agreement used to fund the redemption of SPUs in May 1997.

     Interest income declined $1.7 million, or 34%, compared with the 1996 period due to lower levels of cash and short term investments and the elimination of the Reserve Amount along with the redemption of the SPUs.

Capital resources and liquidity

     Net cash provided by operating activities for the first nine months of 1997 was $80.3 million, a decrease of $80.7 million compared with the same period in 1996, principally due to lower net income and higher working capital requirements. Working capital requirements increased primarily due to higher UAN inventory levels as a result of lower UAN sales during 1997 while the 1996 period reflected the proceeds received from the accounts receivable securitization program entered into during the third quarter of 1996.

     The Partnership's principal needs for funds are for support of its working capital, distributions to Partners, and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities and, to the extent permitted thereunder, from funds available under
the Operating Partnership's revolving credit facility.   During the second
quarter of 1997, the Partnership borrowed $7 million under its revolving credit facility to fund the redemption of the SPUs. At September 30, 1997, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

     Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Available Cash for the nine months ended September 30, 1997 decreased $68.9 million compared with the nine months ended September 30, 1996 due primarily to lower net income in 1997 and to an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility entered into during the third quarter of 1996, partially offset by the elimination of the $18.5 million Reserve Amount during 1997. On October 21, 1997, the General Partner announced a cash distribution of $5.4 million ($0.29 per Unit) to holders of the Common Units of record as of November 3, 1997, payable on November 28, 1997, based on Available Cash for the quarter ended September 30, 1997. A cash distribution of $110,000 to the General Partner was also declared. During the first nine months of 1997, the Partnership paid $130.0 million in distributions to its Partners.

     Finished products inventory increased $11.4 million and $14.6 million from the December 31, 1996 and September 30, 1996 balances, respectively, primarily due to lower than anticipated UAN sales volumes during 1997.

     Accounts payable and accrued liabilities declined $14.3 million from the December 31, 1996 balance due to lower natural gas costs at September 30, 1997 compared with the end of 1996 and due to the timing of cash transfers between the Partnership and its affiliates.

Capital expenditures

     Capital expenditures totaled $7.2 million for the first nine months of 1997. In the remainder of 1997, the Partnership plans to spend approximately $5 million. Plans for 1997 include urea storage and loading improvements at the Blytheville plant and environmental control and ammonia efficiency improvements at the Verdigris plant.

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

                                         TERRA NITROGEN COMPANY, L.P.

                                     By: TERRA NITROGEN CORPORATION
                                         as General Partner


                                     By: /s/ Erik L. Slockers
                                         --------------------------------------
                                         Erik L. Slockers
                                         Vice President, Controller
                                         (Principal Accounting Officer)



Date:  November 12, 1997