Form 10-K
period 1997-12-31
TERRA NITROGEN CO L P /DE
filed 1998-03-26
CIK 879575

================================================================================
                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           -------------------------

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1997.

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from________________to__________________
        Commission file number 1-10877

                         Terra Nitrogen Company, L.P.

            (Exact name of registrant as specified in its charter)

             Delaware                                73-1389684
(State of other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)


             Terra Centre
   P.O. Box 6000, 600 Fourth Street
           Sioux City, Iowa                          51102-6000
(Address of principal executive office)              (Zip code)


                         Registrant's telephone number
                                (712) 277-1340

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             Name of Each Exchange on
         Title of Each Class                      Which Registered
         -------------------                      ----------------
            Common Units                      New York Stock Exchange
         Representing Limited
          Partner Interests
  Evidenced by Depositary Receipts

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Units held by nonaffiliates as of the close of business on February 27, 1998 was $178,642,617.

================================================================================

                               TABLE OF CONTENTS



                                    Part I                               Page
Items 1.
  and 2.     Business and Properties....................................   1
 Item 3.     Legal Proceedings..........................................   7
 Item 4.     Submission of Matters to a Vote of Unitholders.............   7


                                    Part II

 Item 5.     Market for Registrant's Units and Related Unitholder Matters  8
 Item 6.     Selected Financial Data.....................................  8
 Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................. 10
 Item 8.     Financial Statements and Supplementary Data................. 16
 Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................. 16


                                   Part III

Item 10.     Directors and Executive Officers of the Registrant.......... 17
Item 11.     Executive Compensation...................................... 19
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................ 22
Item 13.     Certain Relationships and Related Transactions.............. 24


                                   Part IV

Item 14.     Exhibits, Financial Statements Schedules and Reports on
               Form 8-K.................................................. 26
Signatures   ............................................................ 29

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

     Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 12,147,314 Common Units as of December 31, 1997 and the balance traded on the New York Stock Exchange under the symbol "TNH". The Common Units are referred to herein individually as a "Unit" and collectively as "Units". Prior to December 31, 1996, the limited partner interests consisted of 13,636,364 Senior Preference Units ("SPUs") and 5,172,414 Common Units. Terra and its subsidiaries owned 6,974,900 SPUs and all the Common Units on December 31, 1996. Pursuant to the provisions of the TNCLP limited partnership agreement, the Preference Period for TNCLP ended on December 31, 1996, and holders of SPUs had the right to elect by March 31, 1997 to convert their SPUs to Common Units. (See "Conversion of SPUs").

Partnership products

     The Partnership is one of the largest U.S. producers and distributors of nitrogen fertilizer products, which are principally used by farmers to improve the yield and quality of their crops. The Partnership's principal products include ammonia, urea and urea ammonium nitrate solution ("UAN"). The Partnership's product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although, to some extent, the various nitrogen fertilizer products are interchangeable, each has its own distinct characteristics which result in agronomic preferences among end users. Farmers determine which type of nitrogen fertilizer to apply depending on the crop, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

     The Partnership's sales mix for each of the years 1997, 1996 and 1995 was (based on tons sold):

                                 1997   1996   1995
                                 ----   ----   ----
                     Ammonia      15%    13%    15%
                     Urea         15%    13%    15%
                     UAN          70%    74%    70%
                                 ----   ----   ----
                                 100%   100%   100%

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

     Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per unit of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied during a shorter period of the growing season. Ammonia must be injected into the soil by specialized equipment, and soil conditions often limit its application.

     In addition, in certain areas, especially in lesser developed countries, dealers and farmers lack the equipment necessary to store, ship and apply ammonia and are required to use other forms of nitrogen fertilizer. Ammonia can be upgraded to produce solid or liquid fertilizers, like urea and UAN, which are easier to transport, store and apply than ammonia.

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

     The nitrogen content of UAN is typically 28% to 32%. As a liquid, UAN has many advantages over solid fertilizers and gaseous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously rather than in separate applications, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be sprayed on, injected into the soil, or applied through irrigation systems, throughout the growing season. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, is increasing in the United States, and the Partnership believes this trend, if continued, should increase UAN demand.

Marketing and distribution

     The Partnership sells its products primarily in the Central and Southern Plains and Cornbelt regions of the United States. The Partnership's two Plants are located on waterways near the major crop producing and consuming areas of the United States, where the Partnership has ready access to barge, truck and rail transportation at both Plants and an ammonia pipeline at the Verdigris Plant to transport product to its primary markets. As of December 31, 1997, the General Partner marketed the Partnership's products through a distribution and marketing organization of 63 persons, located in the field and at the Partnership's offices in Tulsa, Oklahoma. For further information on the combined organizations of the General Partner and its affiliates, see "Certain Relationships and Related Transactions".

     All of the Partnership's sales are at the wholesale level. The Partnership's customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, who, in turn, sell directly to farmers. Many dealers maintain storage capacity for year-round inventory as well as application equipment. The majority of the Partnership's sales of nitrogen fertilizer is made to dealers. For the year ended December 31, 1997, sales to Terra totalled $41.0 million, or 12.3% of the Partnership's sales. For a description of the Partnership's sales to affiliates of the General Partner, see "Certain Relationships and Related Transactions". No other customer accounted for greater than 10% of the Partnership's 1997 sales.

     The Partnership exports UAN through an export marketing association comprised of four domestic UAN producers.

     Transportation. The Partnership transports product primarily via barge and railcar. Additionally, the Partnership uses trucks to transport smaller quantities of product, and the Verdigris Plant distributes ammonia through a common carrier pipeline. In addition, various supply terminals and transportation equipment are generally available for the use and benefit of the Partnership and affiliates of the General Partner. The Partnership has access to significant storage capacity throughout the Midwestern U.S. through these supply terminals. See "Certain Relationships and Related Transactions".

Production facilities

     The following table illustrates the Partnership's gross production capacity and percentage of capacity utilized.

                                          Years Ended December 31,
                                          -------------------------
                                          1997      1996      1995
                                          -----     -----     -----
     Capacity (000s tons)
          Ammonia                         1,470     1,470     1,470
          Urea                              480       480       480
          UAN                             2,210     2,210     2,150
                                          -----     -----     -----
              Total                       4,160     4,160     4,100

     Capacity Utilization*                 105%      102%      102%

     * Capacity utilization is determined by dividing the gross tons of product produced by the tons of capacity at expected operating rates and onstream factors.

     Verdigris Plant. The Verdigris facility is located at the Port of Catoosa, in Rogers County, Oklahoma. On the Verdigris site are the Verdigris Plant and the Port Terminal. The Verdigris Plant is owned in fee by the Partnership, while the Port Terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest is scheduled to expire on April 30, 1999, and the Partnership has the option to renew the lease for two additional, consecutive terms of five years each. The Verdigris Plant consists of two ammonia plants, two nitric acid plants and two UAN solution plants. The Verdigris Plant produces primarily ammonia and UAN solution. In 1997, approximately 70 percent of its ammonia production was converted into UAN. In addition, the Verdigris Plant also contains carbon dioxide and argon recovery facilities. The Verdigris Plant's sale of by-product carbon dioxide and argon reduces the cost of production of nitrogen products. The Verdigris Plant transports its products by barge, truck, rail and pipeline.

     Blytheville Plant. The Blytheville Plant is located in Mississippi County, Arkansas, adjacent to the Mississippi River. The Blytheville Plant consists of an ammonia plant, a granular urea plant and a UAN solution plant. In 1997, approximately 66 percent of its ammonia was converted into granular urea and UAN. The ammonia facility at the Blytheville Plant is leased from the City of Blytheville at a nominal annual rental. The lease term is scheduled to expire on November 30, 1999, and the Partnership has the option to extend the lease for twelve successive terms of five years each at the same rental rate. The Partnership has the unconditional right to purchase the Plant for a nominal price at the end of the lease term (including any renewal term). The urea facility is also leased from the City of Blytheville. The lease is scheduled to expire on November 1, 1999, and the Partnership has the option to renew the lease for four successive periods of five years each at a nominal annual rental. The Partnership also has an option to purchase the property for a nominal price. The Blytheville Plant has access to a distribution system which includes rail, truck and barge transportation. This distribution network gives the Blytheville Plant the flexibility to serve the Eastern U.S. fertilizer markets.

     Terminal Facilities. The Partnership owns and operates four terminals used in the storage and distribution of product to customers. The Dublin Terminal, a UAN terminal owned by the Partnership in fee, is located in Henry and Wayne Counties, Indiana. The Blair Terminal, an ammonia and UAN terminal facility in which the Partnership holds a fee interest and a leasehold interest, is located in Washington County, Nebraska. The Pekin Terminal, a UAN terminal in which the Partnership holds a leasehold interest, is located in Tazewell County, Illinois. The Shattuc Terminal, a UAN terminal owned by the Partnership in fee, is located in Clinton County, Illinois. The leasehold portions of both the Blair Terminal and the Pekin Terminal properties are leased from Conoco Inc. under a capital lease. The lease is scheduled to terminate on November 30, 2000. The Partnership has an option to purchase these properties for a nominal price at the end of the lease term. In addition, as of December 31, 1997, the Partnership had access to leased space in 60 terminals located in numerous states.

Raw materials

     Natural gas is the primary raw material used in the production of ammonia and is also the primary fuel used in the Partnership's ammonia production processes. The Partnership purchases natural gas from unaffiliated sources. The purchase, transportation and forward pricing activities of natural gas account for a large majority of the Partnership's production costs, and represented 57% of total costs and expenses during 1997. A significant increase in the price of natural gas that is not recovered through an increase in nitrogen fertilizer prices would have a material adverse effect on the Partnership's profitability and cash flow. Annual gas usage in the Partnership's Plants is approximately 56 million MMbtus (million British Thermal Units). The Partnership has entered into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies.

     The Partnership's natural gas procurement policy is to effectively fix or cap the unit cost of 40% to 80% of its natural gas requirements for the upcoming 12 months and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques in an attempt to gain some protection against natural gas price increases on the spot market. Consequently, if natural gas prices were to increase in a future period the Partnership may benefit from these forward pricing techniques; however, if natural gas prices were to fall, the Partnership may incur costs above the spot market price as a result of such policies.

     The settlement dates for such financial instruments are scheduled to coincide with gas purchases during such future periods. These instruments reference physical natural gas prices or appropriate NYMEX futures contract prices. The contracts' physical prices are frequently based on the Henry Hub Louisiana price, which is the most common and financially liquid location of reference for financial derivatives related to natural gas; however, natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in price of physical gas. Therefore, the Partnership has entered into basis swaps to maintain fixed prices for the location basis differential. As of December 31, 1997, the Partnership had effectively fixed or capped the price of a portion of its natural gas requirements for 1998 and 1999 in line with its gas procurement policy mentioned above. Liquidation of these financial derivatives based on December 31, 1997 market prices would have resulted in a gain of $12.1 million.

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

     Blytheville Plant Supply. The Partnership has agreements for the transportation of natural gas to the Blytheville Plant. The primary term of the agreements expires on September 30, 1998; however, discussions are underway to extend or renew these agreements.

Seasonality and volatility

     Nitrogen fertilizer is a global commodity and generally has no proprietary distinction. The U.S. nitrogen fertilizer business is both seasonal and volatile due to a number of factors that affect U.S. and world supply and demand. Approximately 60% of all nitrogen fertilizer consumed in the United States is applied on acreage used for growing corn and wheat. Because of its dependence on the U.S. agricultural markets, the Partnership's business is seasonal to the extent that the Partnership typically realizes higher prices and accordingly more revenues on its products in the second quarter. The seasonality of the Partnership's business is the result of the U.S. agricultural growing season, which imposes the need to build inventories for the annual peak periods of fertilizer application and generally results in higher fertilizer prices during such peak periods. Prices for fertilizer typically peak in the spring, drop in the summer, increase in the fall (as depleted inventories are restored) through the spring. However in 1997, as discussed below, nitrogen fertilizer prices declined during the summer and continued to decline during the fall and winter as a result of increased production capacity in the industry.

     In recent years, additional UAN storage capacity has been built which allows the Partnership's customers to purchase more product during the fall and winter months. As a result, there has been a shift in Partnership UAN sales from the first and second quarters of the year to the third and fourth quarters. While the third and fourth quarter revenues now represent a higher percentage of the annual revenues, the second quarter continues to be the Partnership's strongest quarter producing the highest revenues and earnings.

     The Partnership's revenues are dependent on U.S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions (particularly during periods of high fertilizer application), current and projected grain stocks and prices, grain export prices and supports, and the U.S. government's agricultural policy. U.S. governmental policies were designed to regulate or influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices in order to mitigate price and grain inventory volatility. The enactment of the Federal Agriculture Improvement and Reform ("FAIR") Act during 1996 ended government acreage reduction and production control measures and allowed farmers more flexibility in planting. As a result, additional acres were brought into production during 1996 and this increase in acreage production, if sustained, could have a positive impact on the fertilizer industry over the next few years. However, during 1997, the impact of the increase in acreage production was mitigated by increased nitrogen fertilizer production capacity from new plants and expansion of existing plants by competitors (see "Competition").

     Nitrogen fertilizer producers experienced favorable market conditions in 1995 and 1996 which led to increased supply through the construction of new plants and expansion of existing facilities. Future nitrogen fertilizer prices will depend on, among other things, to what extent increased worldwide supply will be absorbed by increased demand.

Competition

     The nitrogen fertilizer industry is highly competitive. Competition takes place largely on the basis of price, reliability and deliverability. The relative cost and availability of natural gas, the efficiency of production facilities and the ability to transport finished goods to end users are important competitive factors. The Partnership's domestic competitors include large farm cooperatives, other independent fertilizer companies and subsidiaries or divisions of larger energy companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those of the Partnership. Some of the Partnership's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than is the Partnership. Countries with inexpensive sources of natural gas, particularly those in the former Soviet Union and the Middle East, can produce nitrogen fertilizers at a low cost. However, political instability and transportation costs can serve as deterrents to exporting nitrogen fertilizers to the U.S. Favorable market conditions in the mid-1990s have resulted in nitrogen fertilizer production capacity increases and additional capacity is starting up in 1998 and beyond. If increasing demand is insufficient to absorb new supplies generated by these facilities, profit margins could decline further in future periods.

Environmental matters

     The Partnership is subject to federal, state and local environmental, health and safety laws and regulations, particularly relating to air and water quality. In the course of its ordinary operations, the Partnership has and will generate wastes, which may fall within the definition of "hazardous substances" under federal or state laws. If such wastes have been disposed of at sites which are targeted for cleanup by federal or state regulatory authorities, the Partnership may be among those responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous state laws for all or part of the costs of such cleanup.

     The Partnership believes that the procedures currently in effect at all of its facilities for the production, handling and transportation of all materials are consistent with industry standards and in compliance with applicable environmental, health and safety laws in all material respects. In addition, in connection with the Asset Purchase Agreement dated February 7, 1990, between TNC and Freeport-McMoRan Resource Partners, Limited Partnership ("FMRP"), as amended, by which TNC purchased certain nitrogen fertilizer operations from FMRP (the "1990 TNC Acquisition"), FMRP agreed to provide TNC a limited indemnity (the "Freeport Indemnity") for certain environmental liabilities that are the subject of official notice from a court or governmental agency. The Freeport Indemnity encompasses all costs incurred in respect of all such liabilities associated with the off-site disposal of hazardous substances or other solid wastes generated by FMRP prior to the 1990 TNC Acquisition closing date, February 28, 1990.

     Certain state regulatory agencies have enacted requirements to provide secondary containment for bulk agricultural chemical storage facilities present at the Partnership's terminals. It is expected that other states will adopt similar requirements pursuant to federal mandate. The Partnership has commenced construction of these facilities at its terminals, and estimates that the future cost of complying with these regulations in 1998 and beyond will be approximately $800,000.

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

     The General Partner is responsible for the management of the Partnership. As of December 31, 1997, the General Partner had 368 employees. None of the General Partner's employees are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Conversion of SPUs

     Pursuant to the provisions of the Agreement of Limited Partnership of TNCLP, the Preference Period for TNCLP ended on December 31, 1996. For a 90-day period which ended on March 31, 1997, the holders of all SPUs had the right to elect to convert their SPUs into Common Units on a one-for-one basis, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice was not received during the 90-day period remained SPUs. Those units that remained SPUs were entitled to the Minimum Quarterly Distribution ("MQD") until redeemed (see "Redemption of SPUs") but did not participate with the Common Units in any additional distributions after December 31, 1996.

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

Limited Call Right

     If at any time less than 25% of the issued and Outstanding Units are held by non-affiliates of the General Partner, the Partnership may call, or assign to the General Partner or its affiliates its right to acquire all such Outstanding Units held by non-affiliated persons. TNCLP shall give at least 30 but not more than 60 days notice of its decision to purchase the Outstanding Units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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

Item 4.  Submission of Matters to a Vote of Unitholders

     Not Applicable.

                                    PART II

Item 5.  Market for Registrant's Units and Related Unitholder Matters

     Prior to April 1, 1997, the SPUs of TNCLP were listed and traded on the New York Stock Exchange under the symbol, TNH. After March 31, 1997, the Common Units traded under the symbol TNH and any non converted SPUs traded under the symbol TNHPRCL until redeemed effective May 27, 1997. The high and low sales prices of the Common Units (previously SPUs) for each quarterly period for 1997 and 1996, as reported on the New York Stock Exchange Composite Tape, were as follows:

                              1997                1996
                       ------------------   -----------------
          Quarter        High       Low      High       Low
          -------      --------   -------   -------   -------
          1st          $45 3/8    $35 1/2   $47 1/4   $35 3/4
          2nd           43 7/8     37 7/8    49 1/4    37
          3rd           42 3/8     32 1/4    46 1/2    37 1/2
          4th           38 3/16    23 1/4    45 3/4    41 1/2

     Based on information received from TNCLP's transfer and servicing agent, the number of registered unitholders as of February 6, 1998 is 809. TNC owned 11,172,414 Common Units as of February 6, 1998.

     The quarterly cash distributions paid to the Units and the General Partner in 1997 and 1996 were as follows:

                             Amount Per      Amount Per
                         Senior Preference     Common     Amount Distributed
                                Unit            Unit      to General Partner
                         -----------------   ----------   ------------------
     1997:
       First quarter           $.605*           $1.50         $10,476,778
       Second quarter           .605*            1.02           1,835,535
       Third quarter             --              2.38          26,686,249
       Fourth quarter            --               .29             109,543

     1996:
       First quarter            1.91             1.91          18,290,234
       Second quarter           1.63             1.63          13,022,192
       Third quarter            2.42             2.42          27,882,757
       Fourth quarter           1.77             1.77          15,658,463

     * The distributions paid in the first and second quarters of 1997 to the holders of the SPUs represented an amount equal to the MQD for each quarter. Nonconverting SPU holders were not entitled to participate in cash distributions in excess of the MQD after December 31, 1996.

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

Item 6.  Selected Financial Data

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The following table sets forth the Partnership's historical financial and operating data for each of the five years ended December 31, 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

               Selected Historical Financial and Operating Data


                                                      Year Ended December 31,
                             ----------------------------------------------------------------------
                                 1997          1996          1995          1994           1993
                             ------------  ------------  ------------  -------------  -------------
                           (Dollars in Thousands, except Income per Unit and Average Realized Prices)
Income Statement Data:
 Revenues..................     $333,959      $362,730      $373,325       $300,269       $259,782
 Other income.............         1,353           408           650          2,565            968
                                --------      --------      --------       --------       --------
   Total revenues..........      335,312       363,138       373,975        302,834        260,750
 Cost of goods sold........      219,486       177,502       187,615        193,541        190,192
                                --------      --------      --------       --------       --------
   Gross profit............      115,826       185,636       186,360        109,293         70,558
 Operating expenses........       12,147        13,035        16,840         20,000         17,645
                                --------      --------      --------       --------       --------
   Operating income........      103,679       172,601       169,520         89,293         52,913
 Interest expense..........       (2,201)       (1,210)       (1,748)        (3,575)        (4,015)
 Interest income...........        3,660         6,242         4,696          2,038            831
                                --------      --------      --------       --------       --------
   Income before income
    taxes and
    extraordinary expense..      105,138       177,633       172,468         87,756         49,729
 Income taxes..............           --            --            --             --             --
                                --------      --------      --------       --------       --------
 Income before
  extraordinary
  expense..................     $105,138      $177,633      $172,468       $ 87,756       $ 49,729
                                ========      ========      ========       ========       ========
 Income before
  extraordinary
  expense per limited
  partner unit.............     $   4.17      $   6.35      $   6.55       $   4.57       $   2.59
                                ========      ========      ========       ========       ========

Balance Sheet Data (at
 period end):
  Net property, plant and
   equipment................    $169,533      $172,771      $177,358       $179,028       $184,629
  Total assets..............     253,828       306,668       338,123        316,645        286,355
  Long-term debt and
   capital lease
   obligations, including
   current maturities.......      10,036         4,198         5,702         42,450         38,418
  Partners' capital.........     206,775       243,744       286,356        236,879        201,003
Operating Data:
  Production (000s tons):(a)
     Ammonia -- net of
      upgrades.............          487           397           427            535            422
     UAN...................        2,299         2,286         2,158          1,890          1,974
     Urea..................          496           447           453            424            451
                                --------      --------      --------       --------     ----------
        Total production...        3,282         3,130         3,038          2,849          2,847
  Sales Volume (000s tons):(a)
     Ammonia...............          475           394           451            541            453
     UAN...................        2,249         2,324         2,133          1,884          1,985
     Urea..................          496           419           455            418            460
                                --------      --------      --------       --------     ----------
        Total sales........        3,220         3,137         3,039          2,843          2,898
  Average realized prices
   ($/ton)
     Ammonia...............          183           186           199            174            115
     UAN...................           79            92            93             77             74
     Urea..................          139           179           187            147            132

--------------

(a) Sales volume differs from production due to the purchase and resale by the Partnership of ammonia, UAN and urea as well as changes in the quantities of inventory of each of the products of the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The supply and demand for nitrogen fertilizer are subject to changes in the economy and agricultural conditions that can significantly affect prices and the Partnership's profitability. See "Business and Properties -- Seasonality and volatility" in Items 1 and 2. Demand for nitrogen fertilizer comes primarily from the agricultural market with approximately 60% of all nitrogen fertilizer consumed in the United States being applied to acreage for corn and wheat.

  The U.S. is the primary market for the Partnership's products. Generally, U.S. nitrogen demand is dependent on unpredictable factors such as weather, agricultural policy, and planted acreage. While almost all the Partnership's sales are domestic, nitrogen fertilizer is a global commodity and thus, the worldwide relative balance of supply and demand for nitrogen fertilizers can impact Partnership sales.

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

  The enactment of the FAIR Act in 1996 ended government acreage reduction and production control measures and allowed farmers more flexibility in planting. As a result, additional acres were brought into production during 1996 and 1997 and this increase in acreage production has had a positive impact on the fertilizer industry over the past two years.

  The nitrogen industry experienced favorable market conditions from 1994 through 1996 due in part to increased foreign and domestic demand, the breakup of the Soviet Union and relatively few nitrogen capacity additions. This supply and demand balance led to substantial increases in nitrogen fertilizer prices and vastly improved the margins of the Partnership's business during that time period. Worldwide demand has been fueled by a growing population and improving economies in developing countries. As per capita income increased in some of these developing countries, meat consumption also increased. The animal feed for poultry, hogs and cattle comes from grain production. The increased grain production led to an increase in demand for fertilizer.

  The favorable market conditions for nitrogen producers in 1995 and 1996 led to the construction of new manufacturing plants and the expansion of existing plants. In addition, during 1997 worldwide demand for urea declined dramatically as a result of significantly lower purchases by China. Historically, China has been a major purchaser of urea, but the construction of several plants in China led to increased supplies and imports were banned beginning in early 1997. This import ban will continue until the Chinese inventories are reduced. The reduction in Chinese demand caused urea prices to drop significantly during 1997. As a result of lower urea prices during 1997, nitrogen producers began to sell higher priced ammonia rather than upgrading it to urea. Consequently, additional ammonia became available which negatively impacted market conditions for ammonia and caused prices to decline during the second half of 1997. As a result of increased worldwide nitrogen supply and changes in China's demand for imported nitrogen, market fundamentals deteriorated during 1997 causing the Partnership's margins to decline.

  New nitrogen fertilizer capacity will come on stream during 1998 and in the next few years primarily in Trinidad, Western Asia and China, along with lesser production increases in other areas. If demand from a growing worldwide population is insufficient to absorb supplies generated by these new facilities, profit margins could decline further in future periods.

  The Partnership's margins are also influenced by the cost of natural gas, the primary raw material in the production of nitrogen fertilizers. In 1997, natural gas costs accounted for 57% of the Partnership's total costs and expenses.


Results of operations


1997 compared with 1996
                                        1997                              1996
                           -------------------------------   -------------------------------
                           Sales Volumes   Avg. Unit Price   Sales Volumes   Avg. Unit Price
                            (000 tons)         ($/ton)        (000 tons)         ($/ton)
                           -------------   ---------------   -------------   ---------------
  Ammonia                            475               183             394               186
  UAN                              2,249                79           2,324                92
  Urea                               496               139             419               179

      Revenues for the year ended December 31, 1997 declined $27.8 million, or 8%, due to lower sales prices for all products and primarily for urea and UAN. Also contributing to the lower revenues were lower sales volumes for UAN partially offset by higher ammonia and urea sales volumes. Nitrogen prices fell during 1997 due to lower worldwide demand for urea, increased nitrogen production capacity and erratic weather patterns in the Partnership's markets.

     Urea sales prices declined 23% in 1997 compared with 1996 due to a significant reduction in China's purchases in the world markets. China has been a major purchaser of urea, but increased production in that country led to increased inventories and a ban on all urea imports until such inventories are reduced. This created excess supply in the world markets and led to significantly lower prices during 1997.

     Wet weather in the South and Southwest led to lower demand for UAN. As a result of increased UAN availability and lower alternate nitrogen prices, the Partnership's UAN prices declined 14% compared with 1996. In addition, spring weather conditions in the Midwest favored ammonia application over UAN application. Contributing to favorable ammonia market conditions during 1997 were increased corn acres and greater demand for ammonia in the manufacture of upgraded nitrogen fertilizer and industrial products.

     Cost of goods sold as a percentage of revenues increased to 65% for 1997 from 49% in 1996, due to lower sales prices and higher natural gas costs. The Partnership's natural gas costs increased 29% in 1997 compared with 1996. The Partnership's forward pricing activities produced $25.6 million in cost savings compared with spot market natural gas prices during 1997 compared with $37.1 million in 1996.

     Interest expense increased $1 million in 1997 due to the discount on accounts receivable sold under the accounts receivable securitization facility entered into during the third quarter of 1996 and to the borrowing under the revolving credit agreement used to fund the redemption of the Senior Preference Units in May 1997.

     Interest income declined $2.6 million during 1997 due to lower levels of cash and short term investments and the elimination of the Reserve Amount. As a result of the redemption of the SPUs on May 27, 1997, the Reserve Amount was no longer required to be maintained. The Reserve Amount of $18.5 million was distributed out of Available Cash on May 27, 1997 to holders of the Common Units and to the General Partner.

     The net income allocated to the General Partner decreased to 26% for the year ended December 31, 1997 due to the decrease in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels. Available Cash for 1997 decreased $82.3 million from 1996 due primarily to lower net income in 1997 partially offset by the elimination of the $18.5 million Reserve Amount, and to an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility entered into during the third quarter of 1996.


1996 compared with 1995


                                       1996                              1995
                           -------------------------------   -------------------------------
                           Sales Volumes   Avg. Unit Price   Sales Volumes   Avg. Unit Price
                            (000 tons)         ($/ton)        (000 tons)         ($/ton)
                           -------------   ---------------   -------------   ---------------
  Ammonia                            394               186             451               199
  UAN                              2,324                92           2,133                93
  Urea                               419               179             455               187

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

Seasonality

     The U.S. nitrogen fertilizer business is seasonal. Because of its dependence on the U.S. agricultural markets, the Partnership's business typically realizes greater volume and higher prices, and accordingly, more revenues for its products in the second quarter. The seasonality of the Partnership's business is the result of the U.S. agricultural growing season, which requires producers to build inventories for the annual peak periods of fertilizer application and generally results in higher fertilizer prices during such peak periods. Prices for fertilizer typically peak in the spring, drop in the summer, increase in the fall (as depleted inventories are restored) through the spring.

     In recent years, additional UAN fertilizer storage capacity has been built which allows the Partnership's customers to purchase more product during the fall and winter months. As a result, there has been a shift in Partnership UAN sales from the first and second quarters of the year to the third and fourth quarters. While the third and fourth quarter revenues now represent a higher percentage of the annual revenues, the second quarter continues to be the Partnership's strongest quarter producing the highest revenues and earnings.

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

     The settlement dates for such financial instruments are scheduled to coincide with gas purchases during future periods. These instruments are based on a designated price which is referenced to market natural gas prices or appropriate NYMEX futures contract prices. The Partnership frequently uses prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas; however, natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The Partnership uses basis swaps to maintain fixed prices for the location basis differential. As of December 31, 1997, the Partnership had effectively fixed or capped the price of a portion of its natural gas requirements for 1998 and 1999 in accordance with its gas procurement policy mentioned above. Liquidation of these financial derivatives based on December 31, 1997 market prices would have resulted in a gain of $12.1 million.

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

Capital resources and liquidity

     Net cash provided by operating activities for 1997 was $111.0 million, a decrease of $95.1 million from 1996, principally due to lower net income and higher working capital requirements. Working capital declined in 1997 due in part to lower natural gas costs at year end 1997 compared with year end 1996, and the 1996 period reflected the proceeds received from the accounts receivable securitization program entered into during the third quarter of 1996. The Partnership's principal needs for funds are for support of its working capital, distributions to partners and capital expenditures. The Partnership intends to fund such needs from net cash provided by operating activities, and, to the extent permitted thereunder, from funds available under the Operating Partnership's revolving credit facility. During the second quarter of 1997, the Partnership borrowed $7 million under its revolving credit facility to fund the redemption of the SPUs. At December 31,1997, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to partners, and fund the Partnership's capital expenditures during 1998.

     Quarterly distributions to the partners of TNCLP are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to all partners were $135.5 million in 1997. On January 26, 1998, the Partnership declared a distribution of $21.6 million ($1.17 per unit) to holders of the Common Units as of February 6, 1998 payable on February 27, 1998. Also on January 26, 1998, the

Partnership declared distributions of $3.4 million to the General Partner (equaling 13.7% of total distributions declared above, as required).

     Distributions on the Common Units are cumulative to the extent that, for any calendar quarter, if a distribution of at least $0.605 is not paid to the holders of the Common Units, the amount of the shortfall (plus any arrearages from prior quarters) will be paid out of Available Cash in subsequent quarters before any incentive distributions are paid to the General Partner. As of December 31, 1997, the accumulated distribution arrearage for the Common Units was $5.8 million ($0.315 per unit). This arrearage was satisfied in full in the February 1998 distribution.

     As a result of the conversion of SPUs to Common Units on March 31, 1997, and the subsequent redemption of any nonconverted SPUs on May 27,1997, the Reserve Amount was no longer required to be maintained. The Reserve Amount of $18.5 million was distributed out of Available Cash on May 27, 1997 to holders of the Common Units and to the General Partner.

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

Financial condition

     The demand deposit (which represents excess Partnership cash deposited with Terra) declined $14.8 million from the December 31, 1996 balance primarily due to lower cash generated from operations during 1997.

     Accounts receivable -Other and accrued liabilities at December 31, 1996 included $6.9 million due on closed gas contracts compared with $600,000 due on such contracts at December 31, 1997.

     Other assets declined $9.5 million from the December 31, 1996 balance due to the amortization of deferred turnaround costs during 1997. A scheduled turnaround was completed at the Blytheville Plant during the third quarter of 1996. Costs related to the periodic scheduled maintenance of production facilities (plant turnarounds) are capitalized when incurred and amortized on a straight-line basis, generally over one or two years, until the next scheduled turnaround.

     Accounts payable and payable to affiliates decreased $15.3 million from the December 31, 1996 balance primarily due to lower natural gas costs at the end of 1997 compared with the end of 1996 and due to the timing of cash transfers between the Partnership and its affiliates.

Financing arrangements

     The Partnership and certain affiliates of the General Partner are included under an amended credit agreement (the "Credit Agreement") entered into by the Operating Partnership and certain Terra subsidiaries with certain senior lenders and Citibank, N.A., as agent. The Operating Partnership's facilities under the Credit Agreement include a $25 million revolving credit facility. The revolving credit facility expires December 31, 2000. During the second quarter of 1997, the Partnership borrowed $7 million under its revolving credit facility to fund the redemption of the SPUs. At December 31, 1997, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility.

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

Capital expenditures

     Capital expenditures totalled $8.9 million, $9.1 million and $8.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Expenditures for these three years were primarily for equipment replacement, environmental controls, efficiency improvements and minor capacity expansions. In 1998, the Partnership plans to spend approximately $10 million for capital expenditures. Plans for 1998 include urea storage and loading improvements at the Blytheville plant and environmental control, equipment replacement and efficiency improvements at both plants. The Partnership believes that after 1998 capital spending will range between $6 million and $10 million per year in order to maintain current operating efficiencies. The actual amount of capital expenditures may be greater if the Partnership decides to expand nitrogen fertilizer capacity or increase the efficiency of its facilities.

Environmental matters

     The Partnership is subject to federal, state, and local environmental, health and safety laws and regulations, particularly relating to air and water quality. In the course of its ordinary operations, the Partnership has and will generate wastes which may fall within the definition of "hazardous substances" under federal or state laws. The Partnership's production facilities and storage locations require ongoing operating expenditures in order to remain in compliance with environmental regulations. Environmental operating costs in 1997, 1996, and 1995 were approximately $2.4 million, $2.3 million and $2.3 million, respectively. These operating costs consist largely of such items as electrical and chemical usage, waste disposal, laboratory analysis, fees for outside consultants and contractors, and salaries for environmental employees. Environmental capital expenditures in 1997, 1996, and 1995 were approximately $549,000, $1.4 million and $133,000, respectively.

     Based on its current knowledge, the Partnership does not expect capital expenditures relating to environmental matters to have a material adverse effect on its results of operations, financial condition, capital resources, liquidity or cash flow. In addition, the Partnership does not expect that any further material capital expenditures will be required to comply with existing environmental regulations. Based on such regulations, the Partnership does not believe that it will be required to make any material environmental remediation expenditures in the foreseeable future.

New accounting standards

     The Financial Accounting Standards Board has issued three new accounting standards which are applicable to the Partnership: SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 125 establishes accounting and reporting standards for certain assets and liabilities. The Partnership adopted SFAS No. 125 effective January 1, 1997, and there was no material impact on the Partnership's consolidated financial position or results of operations. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. While the Partnership has certain comprehensive income items, adopting these pronouncements will not materially change the Partnership's financial reporting and disclosures.

Year 2000 issue

     The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer applications could fail or create erroneous results on or before January 1, 2000. This issue affects virtually every company.

     The Partnership has assigned dedicated resources to address its year 2000 issues. A significant part, but not all, of the Partnership's computer environment has been assessed for Year 2000 issues and necessary remedial actions have been identified in these assessed areas. The impact of these remedial actions for areas where an assessment has already been completed is not expected to be material. Remedial actions taken to date have been completed at minimal cost.

     The Partnership has initiated an additional organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities. The Partnership is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the actions of many such third parties affect the operations of the Partnership.

     The Partnership anticipates that it will complete all assessment, remediation and testing efforts for Year 2000 issues in advance of January 1, 2000 with no material adverse consequences or significant costs to the Partnership. The costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Partnership or third parties could have a material adverse affect on the Partnership.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Partnership together with the report thereon of Deloitte & Touche LLP, independent auditors, appear on pages F-2 through F-18 of this report. See Index to Financial Statements on page F-1.

                      QUARTERLY FINANCIAL DATA (Unaudited)

  Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

             1997                           First    Second    Third   Fourth
                                           Quarter  Quarter   Quarter  Quarter
                                           -------  --------  -------  -------
Revenues.................................  $74,179  $105,601  $77,120  $78,412
Gross profit.............................   31,670    45,347   22,127   16,682
Net income...............................   29,792    42,937   18,719   13,690
Net income per limited partnership unit..     1.44      1.24      .78      .71

             1996                           First    Second    Third   Fourth
                                           Quarter  Quarter   Quarter  Quarter
                                           -------  --------  -------  -------
Revenues.................................  $89,448  $106,238  $82,257  $85,195
Gross profit.............................   54,206    56,557   37,685   37,188
Net income...............................   52,998    54,682   35,883   34,070
Net income per limited partnership unit..     1.98      1.74     1.31     1.32

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

Directors:                                  Age  Position with the General Partner (Position with Terra Industries Inc.)
Michael L. Bennett........................   44  Director (Executive Vice President and Chief Operating Officer,
                                                 Terra Industries Inc.)
Thomas Buck...............................   70  Director
Lawrence S. Hlobik........................   53  Chairman of the Board of Directors and President (Senior Vice President,
                                                 Terra Industries Inc.)
Dennis B. Longmire........................   53  Director
Francis G. Meyer..........................   46  Director (Senior Vice President and Chief Financial Officer, Terra Industries Inc.)
W. Mark Rosenbury.........................   50  Director (Vice President--European Operations, Terra Industries Inc. and
                                                 Managing Director--Terra Nitrogen UK)
Robert W. Todd............................   70  Director

Principal Operating Executive Officers of Terra Nitrogen Corporation:
Bryan D. Evans............................   42  Vice President--Marketing
Lawrence S. Hlobik........................   53  Chairman of the Board of Directors and President
Charles J. Pero...........................   49  Vice President--Human Resources
Steven A. Savage..........................   53  Senior Vice President--Manufacturing
Erik L. Slockers..........................   46  Vice President--Controller

Other Executive Officers of Terra Nitrogen Corporation (including Offices with Terra Industries Inc.):
Michael L. Bennett........................   44  Director (Executive Vice President and Chief Operating Officer,
                                                 Terra Industries Inc.)
Francis G. Meyer..........................   46  Director (Senior Vice President and Chief Financial Officer, Terra Industries Inc.)
W. Mark Rosenbury.........................   50  Director (Vice President--European Operations, Terra Industries Inc. and
                                                 Managing Director--Terra Nitrogen UK)
Burton M. Joyce...........................   56  (President and Chief Executive Officer, Terra Industries Inc.)
Paula C. Norton...........................   52  (Vice President--Corporate and Investor Relations, Terra Industries Inc.)
George H. Valentine.......................   49  Vice President and General Counsel (Senior Vice President, General Counsel
                                                 and Corporate Secretary, Terra Industries Inc.)

     The Audit Committee of the Board of Directors of TNC is comprised of Messrs. Buck, Longmire and Todd. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership.

     Mr. Bennett has been a director since March 1995. He has been Executive Vice President and Chief Operating Officer of Terra since February 1997 and was President of Terra Distribution Division from November 1995 to February 1997 and Senior Vice President of Terra from February 1995 to February 1997. He was Senior Vice President, Distribution of Terra International from October 1994 to February 1997. He was Vice President, Northern Division thereof from January 1992 to October 1994.

     Mr. Longmire has been a director since April 1997. He has been Chairman of the Board and Chief Executive Officer of Darling International, Inc. since 1994. He was Group Vice President of Central Soya Food from 1990 to 1993.

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

     Mr. Rosenbury has been a director since November 1994 and Vice President, European Operations of Terra and Managing Director--Terra Nitrogen UK since January 1998. He was Vice President, Business Development and Strategic Planning of Terra from November 1995 to January 1998. He was Chairman of the Board of Directors and President of TNC from November 1994 to February 1996. He was Executive Vice President of Terra from November 1993 to November 1995. He was Chief Operating Officer of Terra from November 1993 to November 1994. He was Vice President and Chief Financial Officer of Terra from August 1991 to November 1993.

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

     Mr. Slockers has been Vice President and Controller since September 1995. He was Vice President, Supply and Distribution from March 1993 to September 1995. He was Vice President, Marketing Administration of TNC from February 1990 to March 1993.

     Mr. Joyce has been President and Chief Executive Officer of Terra since May 1991.

     Ms. Norton has been Vice President, Corporate and Investor Relations of Terra since February 1995. She was Director, Corporate Relations of Terra from January 1993 to February 1995. She was Director, Corporate Communications of Universal Foods Corp. prior thereto.

     Mr. Valentine has been Vice President and General Counsel of TNC since December 1994 and Senior Vice President, General Counsel and Corporate Secretary of Terra since November 1995. He was Vice President, General Counsel and Corporate Secretary of Terra from November 1993 to November 1995. He was Assistant General Counsel of Household International, Inc. from February 1986 to November 1993.

     None of the executive officers or directors of TNC is related by blood, marriage or adoption to any other executive officer or director of TNC.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Executive officers and directors are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from the Partnership's executive officers and directors, all of the Partnership's officers, directors and greater than ten percent beneficial owners made all required filings, except for Mr. Charles Pero, an executive officer of the Partnership, who reported one transaction late on a subsequently filed Form 4.

Item 11. Executive Compensation

     TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership).

--------------------------------------------------------------------------------
                          SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                                                           -----------------------------------
                                             Annual Compensation                   Awards              Payouts
                                    ------------------------------------   --------------------------  -------
                                                                           Restricted    Securities
Name and Principal                                        Other Annual       Stock       Underlying      LTIP       All Other
Position with TNC            Year   Salary/1/  Bonus/2/  Compensation/3/    Awards/4/   Options(#)/5/  Payouts   Compensation/8/
-------------------------    ----   ---------  --------  ---------------   -----------  -------------  -------  ----------------
Lawrence S. Hlobik           1997    $225,346  $111,413        --          $     --         40,000        --         $ 9,673
  Chairman of the Board      1996     200,385   119,900        --           558,750/6/      30,000        --           8,807
  of Directors and           1995     143,180    85,781        --           191,250/7/          --        --          86,516
  President

Bryan D. Evans               1997     171,631    31,445        --                --         12,500        --           7,245
  Vice President,            1996/9/
  Marketing

Charles J. Pero              1997     139,273    27,187        --                --          9,700        --           5,501
  Vice President,            1996     134,873    36,900        --            29,250/6/       6,500        --           5,220
  Human Resources            1995     127,543    95,098        --                --             --        --           5,739

Steven A. Savage             1997     172,605    43,401        --                --         12,500        --           6,818
  Senior Vice                1996     167,411    50,800        --           134,550/6/      11,300        --           6,479
  President,                 1995     160,014   107,923        --           140,250/7/          --        --           6,930
  Manufacturing

Erik L. Slockers             1997     130,464    50,047        --                --          9,700        --           5,469
  Vice President and         1996     125,891    32,900        --            29,250/6/       6,000        --           5,100
  Controller                 1995     117,864    92,662        --                --             --        --           5,312
--------------------------------------------------------------------------------------------------------------------------------

/1/ "Salary" includes amounts deferred at the election of the named executive officer under the Terra Industries Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

/2/  "Bonus" includes amounts awarded under the Terra Industries Incentive
     Award Program for Key Executives. Except for Messrs. Hlobik and Evans, the amounts shown as bonuses for 1995 include payments pursuant to the TNC Profit Sharing Plan and the TNC Supplemental Profit Sharing Plan, which were computed on a fiscal year basis. The amounts of bonuses paid in 1995 were related to the fiscal years July 1, 1994 to June 30, 1995. Effective January 1, 1995, the TNC Supplemental Profit Sharing Plan was terminated and as a result, a pro rata payment was made for the period July 1, 1994 to December 31, 1994 in the first quarter of 1995. Effective June 30, 1995, the TNC Profit Sharing Plan was terminated. Approximately 40%, 40% and 45% of TNC salaries and bonuses for 1997, 1996 and 1995, respectively, included in the table were reimbursed to TNC by the Partnership.

/3/ While the named executive officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such person's salary and bonus.

/4/ The restricted stock awards relate to Common Shares of Terra Industries, not Terra Nitrogen Corporation or Terra Nitrogen Company, L.P. The number of restricted Common Shares ("Restricted Shares") of Terra held, and the value thereof (shown in parenthesis) at December 31, 1997 by each of the Named Executive Officers is: Lawrence S. Hlobik:

     55,000 ($718,438); Bryan D. Evans: 9,400 ($122,788); Charles J. Pero: 4,800
     ($62,700); Steven A. Savage: 22,200 ($289,988) and Erik L. Slockers: 4,800
     ($62,700). During the restricted period, a holder of Restricted Shares is entitled to all benefits incidental to ownership of the Common Shares, including voting the Common Shares and receiving such dividends as from time to time may be declared by the Board of Directors of Terra.

/5/ The option awards relate to Common Shares of Terra Industries, not Terra Nitrogen Corporation or Terra Nitrogen Company, L.P.

/6/ In November 1996, the Personnel Committee of Terra's Board of Directors approved the grant of 25,000, 9,400, 2,000, 9,200, and 2,000 Restricted Shares under its 1992 Stock Incentive Plan to each of Messrs. Hlobik, Evans, Pero, Savage, and Slockers, respectively. The closing per share price of the Common Shares on the New York Stock Exchange ("NYSE") on the date of award was $14.625. The restrictions lapse (i) if the executive remains employed by the Corporation until November 12, 2005 or (ii) with respect to 25%, 25% and 50% of these Restricted Shares if, prior to November 12, 2001, the 30 business day average closing price of the Common Shares on the NYSE is at least $20.50, $22.50 and $24.625 per share, respectively. The restrictions lapse earlier in the event of a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

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

/7/ On February 16, 1995, 15,000 and 11,000 Restricted Shares were granted to each of Messrs. Hlobik and Savage, respectively. The closing per share price of the Common Shares on the NYSE on the first trading day following the date of award was $12.75. The restrictions lapse with respect to 50%, 25% and 25% of these Restricted Shares if, prior to June 16, 2001, the 30 business day average closing price of the Common Shares on the NYSE is at least $16.25, $18.125 and $19.875 per share, respectively. The restrictions lapse earlier in the event of a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

/8/ "All Other Compensation" includes amounts contributed, allocated or accrued for the named executive officers under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan. The amounts reported for Messrs. Hlobik and Evans in 1995 and 1997, respectively, also include taxable relocation compensation.

/9/ Mr. Evans was hired during 1996 and his total annual compensation for 1996 was below the threshold for disclosure in this table.

Stock Options

     The following table contains information concerning the grant of options to purchase Terra Industries' Common Shares granted in 1997 under the Terra Industries' stock incentive plans to the named executive officers. No stock appreciation rights were granted under the plans during fiscal year 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------------
                                               Individual Grants                                 Potential Realizable Value at
                                                                                                     Assumed Annual Rates
                                                                                                  of Stock Price Appreciation
                                                                                                      for Option Term/2/
------------------------------------------------------------------------------------------------------------------------------
                                                  % of Total
                              Number of         Options Granted
                               Options           to Employees     Exercise or Base  Expiration
          Name           Granted in 1997/1/         in 1997       Price Per Share      Date             5%             10%
------------------------------------------------------------------------------------------------------------------------------
   Lawrence S. Hlobik          40,000                 4.6             $12.125        12/15/07        $305,014        $772,965
   Bryan D. Evans              12,500                 1.4              12.125        12/15/07          95,313         241,550
   Charles J. Pero              9,700                 1.1              12.125        12/15/07          73,963         187,443
   Steven A. Savage            12,500                 1.4              12.125        12/15/07          95,313         241,550
   Erik L. Slockers             9,700                 1.1              12.125        12/15/07          73,963         187,443
------------------------------------------------------------------------------------------------------------------------------

/1/ The Options vest in one-third increments on the business day following each of the first, second and third anniversary of the date of grant. The options are exercisable with respect to all of the Common Shares set forth above following a change in control. See "Employee Contracts and Termination of Employment and Change in Control Arrangements".

/2/ The amounts reflected in the table represent assumed rates of appreciation only. Actual gains, if any, on stock options exercised by the named executive officers depend on the future performance of the Terra Industries' Common Shares and overall market conditions, as well as continued employment.


Option Year-End Value Table

     The following table provides information concerning the number and value of unexercised options to purchase Terra Industries' Common Shares granted under the stock incentive plans of Terra Industries. None of the named executive officers exercised any stock options during 1997.

-----------------------------------------------------------------------------------------------
                                Number of Unexercised       Value of Unexercised in-the-Money
                            Options at December 31, 1997      Options at December 31, 1997/1/
                          ---------------------------------------------------------------------
         Name               Exercisable    Unexercisable       Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------
   Lawrence S. Hlobik          10,000          60,000              -0-            37,500
   Bryan D. Evans               3,800          20,100              -0-            11,719
   Charles J. Pero              2,166          14,034              -0-             9,094
   Steven A. Savage             3,766          20,034              -0-            11,719
   Erik L. Slockers             2,000          13,700              -0-             9,094
-----------------------------------------------------------------------------------------------

/1/ Based on the closing price on the New York Stock Exchange-Composite Transaction of Terra Industries' Common Shares on December 31, 1997 ($13.0625).


Pension Plan

     In connection with the Merger Agreement, the AMCI Pension Plan was merged into the Terra Industries Inc. Employees' Retirement Plan (the "Terra Retirement Plan") effective December 31, 1994. Vesting service and benefit service that were earned under the AMCI Pension Plan were credited under the terms of the Terra Retirement Plan.

     The following table shows, for certain employees retiring in 1997, the estimated annual retirement benefit payable on a straight life annuity basis under Terra's Retirement Plan and Terra's Excess Benefit Plan, on a non-contributory basis at various levels of accrued service and compensation.

-------------------------------------------------------------------------------
                                     Years of Credited Service
                      ---------------------------------------------------------
  Remuneration           5        10        15        20        25        30
  ------------        -------  --------  --------  --------  --------  --------
 $  150,000           $10,847  $ 21,695  $ 32,542  $ 43,390  $ 54,237  $ 65,084
    250,000            18,597    37,195    55,792    74,390    92,987   111,584
    500,000            37,972    75,945   113,917   151,890   189,862   227,834
    750,000            57,347   114,695   172,042   229,390   286,737   344,084
  1,000,000            76,722   153,445   230,167   306,890   383,612   460,334
-------------------------------------------------------------------------------

     "Compensation" under Terra's Retirement Plan includes all salaries and wages paid to a participant, including bonuses, overtime, commissions and amounts the participant elects to defer under the Terra Employees' Savings and Investment Plan. Covered earnings are limited by Section 401 (a)(17) of the Internal Revenue Code ("Code") to $160,000 in 1997. The above benefits are subject to the limitations of Section 415 of the Code, which, in 1997, provided for a maximum annual payment of approximately $125,000. Under Terra's Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under Terra's Retirement Plan but for such limitations. "Compensation" under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan.

     Eligible compensation for the following named executive officers as of the end of the last calendar year is: Mr. Hlobik: $345,246; Mr. Evans: $180,831; Mr.
Pero: $176,173; Mr. Savage: $223,405 and Mr. Slockers: $163,364. The estimated years of service for each such officer is as follows: Mr. Hlobik: 3, Mr. Evans:
2, Mr. Pero: 11, Mr. Savage: 11 and Mr. Slockers: 11.

     Eligible compensation for each of the named executive officers includes the salary paid in 1997 to each of the named executive officers plus the bonus paid in 1997 to such executive officers for service to the Corporation and its subsidiaries in 1996. Amounts reported in the table entitled "Summary Compensation Table" for 1997 include the salary paid to each of the named executive officers in 1997 plus the bonus paid to such executive officers in 1998 for service to the Corporation and its subsidiaries in 1997.


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


Compensation Committee Interlocks and Insider Participation

     Since the October, 1994 merger of AMCI into Terra, TNC has not had a compensation committee and executive officer compensation decisions with respect to TNC have been made by Terra and, in the case of those TNC executive officers who are key employees of Terra, by the Personnel Committee of the Board of Directors of Terra. None of the members of the Personnel Committee are employees of Terra or its subsidiaries.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The entire general partner interest in both TNCLP and the Operating Partnership is owned by TNC and certain limited partner interests in TNCLP are owned by TNC, 600 Fourth Street, Sioux City, Iowa 51101. All the outstanding capital stock of TNC is owned by Terra Capital, Inc., an indirect, wholly-owned subsidiary of Terra. The stock of TNC is pledged as security under the Credit Agreement. See "Financing arrangements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Terra Capital, Inc. also owned, as of December 31, 1997, 974,900 Common Units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

     The capital stock of Terra is owned, as of December 31, 1997, in part as follows: 51.4% by Taurus International S.A. and 5.3% by Taurus Investments S.A. Each of Taurus International S.A. and Taurus Investments S.A. is a company incorporated under the laws of Luxembourg as a societe anonyme and is wholly owned by Minorco. Minorco is a company incorporated under the laws of Luxembourg as a societe anonyme and is an international natural resources company with operations in gold, base metals, industrial minerals, paper and packaging and agribusiness. Minorco's address is 9 rue Sainte Zithe, L-2763 Luxembourg City, Grand Duchy of Luxembourg. The capital stock of Minorco is owned in part as follows: approximately 45.6%, directly or through subsidiaries, by Anglo American Corporation of South Africa Limited ("Anglo American"), a publicly held mining and finance company, and approximately 22.5%, directly or through subsidiaries, by De Beers Centenary AG ("Centenary"), a publicly held Swiss diamond mining and investment company. Approximately 38.5% of the capital stock of Anglo American is owned, directly or through subsidiaries, by De Beers Consolidated Mines Limited ("De Beers"), a publicly held diamond mining and investment company. Approximately 29.4% of the capital stock of Centenary and approximately 32.5% of the capital stock of De Beers is owned, directly or through subsidiaries, by Anglo American. De Beers owns approximately 9.5% of Centenary.

     Mr. Nicholas F. Oppenheimer, Deputy Chairman and a director of Anglo American, Chairman and a director of Centenary and De Beers, and a director of Minorco, and Mr. Henry R. Slack, a director of Terra, Chief Executive, President and a director of Minorco and a director of Anglo American, have indirect partial interests in approximately 7% of the outstanding shares of Minorco and approximately 8% of the outstanding shares of Anglo American. Mr. Edward G. Beimfohr, Mr. David E. Fisher, Mr. Anthony W. Lea and Mr. William R. Loomis, Jr. are directors of Terra and Minorco. Mr. Fisher is also a director of Taurus International S.A. and Taurus Investments S.A. Mr. Lea is also a director of Anglo American and Taurus Investments S.A.

     Set forth below is certain information concerning the beneficial ownership, as of December 31, 1997, of the TNCLP Common Units and the Terra Industries Common Shares, by each person known to TNC to be a beneficial owner of more than 5% of the TNCLP Common Units, by each director of TNC, by each of the Named Executive Officers of TNC, and by all directors and executive officers of TNC as a group.

                                                                         Number of Terra
                                             Number of   Percent of       Common Shares       Percent of
           Name                              Units/1/      Class     Beneficially Owned/1/      Class
           ----                             ----------  -----------  ----------------------  -----------

     Terra Nitrogen Corporation /2/         11,172,414       60%                --                --
       600 Fourth Street
       Sioux City, Iowa 51101
     Terra Capital, Inc. /2/                   974,900        5%                --                --
       600 Fourth Street
       Sioux City, Iowa 51101
     Michael L. Bennett                             --        --            78,535 /3/             *
     Thomas Buck                                    --        --                --                --
     Bryan D. Evans                                 --        --            13,802 /3/             *
     Lawrence S. Hlobik                             --        --            66,580 /3/             *
     Dennis B. Longmire                             --        --                --                --
     Francis G. Meyer                               --        --           113,019 /3/             *
     Charles J. Pero                                --        --             8,266 /3/             *
     W. Mark Rosenbury                              --        --           141,425 /3/             *
     Steven A. Savage                            4,000         *            29,572 /3/             *
     Erik L. Slockers                              300         *             8,052 /3/             *
     Robert W. Todd                                 --        --                --                --
     All directors and executive officers
       as a group (14 persons)                   4,300         *         1,395,291 /3/             *
----------

*Represents less than 1% of class.

/1/ Each has sole voting and investment power of all the securities indicated. The number of Terra Common Shares shown also reflect the ownership of certain restricted Common Shares subject to certain performance related vesting conditions and Common Shares under Terra Employees' Savings and Investment Plan as of December 31, 1997.

/2/ Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly owned subsidiary of Terra Industries Inc. Terra Nitrogen Corporation also owns all the general partner interests.

/3/ The number of Terra Industries Common Shares shown as beneficially owned by Messrs. Bennett, Evans, Hlobik, Meyer, Pero, Rosenbury, Savage, Slockers and by all directors and executive officers as a group, include 10,000, 3,800, 10,000, 27,700, 2,166, 43,333, 3,766, 2,000 and 685,431 Common
     Shares, respectively, as to which such person or group had the right to acquire beneficial ownership pursuant to the exercise, on or before May 5, 1998, of employee stock options. No other individual listed held any employee stock options that are exercisable on or before May 5, 1998.

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

     Such reimbursement includes the costs of compensation and employee benefit plans properly allocable to the Partnership. Because certain of the plans are incentive based, the maximum amount to be reimbursed by the Partnership under such plans cannot be determined in advance. For the years ended December 31, 1997, 1996 and 1995, the General Partner was entitled to reimbursement in the amount of $24.7 million, $25.9 million and $29.1 million respectively, for the direct and indirect costs and expenses related to the business activities of the Partnership.

     Effective January 1, 1995, TNC and Terra entered into an administrative services agreement whereby TNC provides certain general and administrative services for certain Terra affiliates. Certain costs and expenses incurred by TNC for providing such services are charged (based on cost) to such affiliates, including the Partnership. Such expenses charged to the Partnership were $7.2 million, $7.9 million and $12.4 million for 1997, 1996 and 1995, respectively.

     Effective January 1, 1995, under a general and administrative services agreement between TNC and Terra, certain management and other services, including, advertising, accounting, legal, human resources, insurance and risk management, safety and environmental, and corporate relations are provided by Terra or certain of its affiliates (other than TNC) and charged to either TNC or the Partnership, as appropriate. Expenses under this agreement charged to the Partnership were $5.0 million, $5.1 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Certain supply terminals and transportation equipment are generally available for use by the Partnership and affiliates of TNC. TNC pays the costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system. TNC charges the Partnership or Terra based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for the years ended December 31, 1997, 1996 and 1995 were $23.3 million, $20.5 million and $21.0 million, respectively.

     The Partnership sells product to affiliates of the General Partner at market prices and terms. During the years ended December 31, 1997, 1996 and 1995 the Partnership sold $41.0 million, $41.4 million and $26.5 million, respectively, of nitrogen fertilizer products to affiliates of the General Partner at market prices and terms. Accounts receivable from Terra were $314,000 and $201,000 at December 31, 1997 and 1996, respectively.

     The Partnership has a demand deposit with a Terra subsidiary that represents excess Partnership cash deposited with such affiliate. The deposit is due on demand and bears interest based on the Cost Rate under the Accounts Receivable Sale Agreement or the Eurodollar rate under the Credit Agreement, whichever is higher (6.5% and 6.3% at December 31, 1997 and 1996, respectively). Interest income recorded by the Partnership on this deposit was $3.5 million and $5.1 million for 1997 and 1996, respectively.

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

           #3.1    --Agreement of Limited Partnership of TNCLP.
            3.2    --Certificate of Limited Partnership of TNCLP.
           #4.1    --Deposit Agreement among TNCLP, the Depositary and
                     Unitholders.
           #4.2    --Form of Depositary Receipt for SPUs (included as Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto).
           #4.3    --Form of Depositary Receipt for Common Units (included as
                     Exhibit B to the Deposit Agreement filed as Exhibit 4.1
                     hereto).
           #4.4    --Form of Transfer Application (included in Exhibit A to the
                     Deposit Agreement filed as Exhibit 4.1 hereto).
            4.5    --Certificate of Limited Partnership of the Operating
                     Partnership.
          #10.1    --Agreement of Limited Partnership of the Operating
                     Partnership.
         **10.2    --Master Agreement dated October 11, 1989, among ONEOK Inc.,
                     Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak
                     Transmission Company, ONG Transmission Company, Agrico
                     Chemical Company and Freeport-McMoRan Resource Partners,
                     Limited Partnership.
         **10.3    --Lease Agreement dated October 11, 1989, among ONEOK Inc.,
                     Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak
                     Transmission Company, ONG Transmission Company, Agrico
                     Chemical Company and Freeport-McMoRan Resource Partners,
                     Limited Partnership.
           10.4    --Gas Service Agreement dated October 11, 1989, between
                     Oklahoma Natural Gas Company and Agrico Chemical Company.
         **10.5    --Transportation Service Agreement dated as of September 1,
                     1988, among ARKLA Energy Resources, Arkansas Louisiana Gas
                     Company and Agrico Chemical Company, as supplemented by
                     Letter Agreements dated September 2, 1988, and November 1,
                     1990, and Consent to Assignment dated March 9, 1990.
           10.6    --Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical
                     Company, and Consent to Assignment dated January 22, 1991.
           10.7    --Omitted.
           10.8    --Car Service Contract dated as of March 2, 1990, between
                     General American Transportation Corporation and TNC, and
                     Consent to Assignment dated February 22, 1990.
           10.9    --Lease Agreement dated as of December 22, 1988, between PLM
                     Investment Management, Inc. and Agrico Chemical Company,
                     and Consent to Assignment dated February 23, 1990, and
                     Assignment and Assumption effective as of March 1, 1990.
          10.10    --Lease and Agreement dated December 1, 1964, between City of
                     Blytheville, Arkansas, and Continental Oil Company, as
                     supplemented.
          10.11    --Lease dated November 1, 1975, between the City of
                     Blytheville, Arkansas, and The Williams Companies, Inc., as
                     supplemented.
          10.12    --Lease dated September 6, 1977, between Tulsa-Rogers County
                     Port Authority and Agrico Chemical Company, as
                     supplemented.
          10.13    --Lease dated February 1, 1972, between Continental Oil
                     Company and Agrico Chemical Company, as supplemented.


          10.40    --General and Administrative Services Agreement Regarding
                     Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.
          10.41    --General and Administrative Services Agreement Regarding
                     Services by Terra Nitrogen Corporation filed as Exhibit
                     10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.
          10.42    --Omitted.
          10.43    --Omitted.
          10.44    --1992 Stock Incentive Plan of Terra Industries filed as
                     Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.
          10.45    --Form of Restricted Stock Agreement of Terra Industries
                     under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.
          10.46    --Form of Incentive Stock Option Agreement of Terra
                     Industries under its 1992 Stock Incentive Plan, filed as
                     Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.
          10.47    --Form of Nonqualified Stock Incentive Agreement of Terra
                     Industries under its 1992 Stock Incentive Plan, filed as
                     Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.
          10.48    --Terra Industries Inc. Supplemental Deferred Compensation
                     Plan effective as of December 20, 1993, filed as Exhibit
                     10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993 (file no. 1-8520), is incorporated herein by reference.
          10.49    --Amendment No. 1 to the Terra Industries Inc. Supplemental
                     Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995 (file no. 1-8520), is incorporated herein by reference.
          10.50    --Excess Benefit Plan of Terra Industries, as amended
                     effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.
          10.51    --Omitted.
          10.52    --Omitted.
          10.53    --Omitted.
          10.54    --Receivables and Purchase Agreement dated as of August 20,
                     1996 among Terra Funding Corporation, Terra Capital, Inc. Certain Financial Institutions and Bank of America National Trust and Savings Association, filed as Exhibit 10.12 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.
          10.55    --Purchase and Sale Agreement dated as of August 20, 1996
                     among Terra International, Inc., Terra Nitrogen, Limited Partnership, Beaumont Methanol, Limited Partnership, filed as Exhibit 10.13 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.
          10.56    --Omitted.
          10.57    --1997 Incentive Award Program for Officers and Key Employees
                     of Terra Industries, filed as Exhibit 10.1.10 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.
          10.58    --Revised Form of Performance Share Award of Terra Industries
                     under its 1992 Stock Incentive Plan, filed as Exhibit
                     10.1.11 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.
          10.59    --Revised Form of Incentive Stock Option Agreement of Terra
                     Industries under its 1992 Stock Incentive Plan, filed as
                     Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

          10.60    --Revised Form of Nonqualified Stock Option Agreement of
                     Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.
          10.61    --1997 Stock Incentive Plan of Terra Industries, filed as
                     Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.
          10.62    --Amended Demand Deposit Agreement, dated as of August 20,
                     1996, among Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
          10.63    --Amended and Restated Credit Agreement dated December 31,
                     1997 among Terra Capital, Inc., Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. (without exhibits or schedules), filed as Exhibit 4 to Terra Industries Inc. Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
          10.64    --Form of Incentive Stock Option Agreement of Terra
                     Industries under its 1997 Stock Incentive Plan, filed as
                     Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1997 (File No. 1-8520), is incorporated herein by reference.
          10.65    --Form of Nonqualified Stock Option Agreement of Terra
                     Industries under its 1997 Stock Incentive Plan, filed as
                     Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1997 (File No. 1-8520), is incorporated herein by reference.
           99.1    --Conversion Statement dated December 31, 1996, filed as
                     Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.


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

     Executive Compensation Plans and Other Arrangements

          Exhibits 10.44 through 10.50 and 10.57 through 10.61 and 10.64 and
          10.65 are incorporated herein by reference.


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


                                    Terra Nitrogen Company, L.P.

                                    By:     Terra Nitrogen Corporation,
                                            as General Partner


                                    By:      /s/ Erik L. Slockers
                                        --------------------------------------
                                                 Erik L. Slockers
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Dated:  March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 16, 1998 and in the capacities indicated.

     Signature                                      Title
     ----------                                     -----

   /s/ Lawrence S. Hlobik                 Chairman of the Board of Directors
-------------------------------------     and President
  (Lawrence S. Hlobik)


   /s/ Michael L. Bennett                 Director of Terra Nitrogen Corporation
-------------------------------------
  (Michael L. Bennett)


   /s/ Thomas Buck                        Director of Terra Nitrogen Corporation
-------------------------------------
  (Thomas Buck)


   /s/ Dennis B. Longmire                 Director of Terra Nitrogen Corporation
-------------------------------------
  (Dennis B. Longmire)


   /s/ Francis G. Meyer                   Director of Terra Nitrogen Corporation
-------------------------------------
  (Francis G. Meyer)


   /s/ W. Mark Rosenbury                  Director of Terra Nitrogen Corporation
-------------------------------------
  (W. Mark Rosenbury)


   /s/ Robert W. Todd                     Director of Terra Nitrogen Corporation
-------------------------------------
  (Robert W. Todd)

                         INDEX TO FINANCIAL STATEMENTS

                Consolidated Financial Statements and Schedules
                        of Terra Nitrogen Company, L.P.

                                                                                                     Page
                                                                                                     ----

Independent Auditors' Report.......................................................................   F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................   F-3
Consolidated Statements of Income for the Years ended December 31, 1997, 1996 and 1995.............   F-4
Consolidated Statements of Partners' Capital for the Years ended December 31, 1997, 1996 and 1995..   F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995.........   F-6
Notes to Consolidated Financial Statements.........................................................   F-7


     All financial statement schedules are omitted because they are either not required, not applicable or the information is shown in the financial statements or in the notes to financial statements.

                         Independent Auditors' Report



To the Partners
Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Tulsa, Oklahoma
February 2, 1998

                          Terra Nitrogen Company, L.P.
                          Consolidated Balance Sheets

                                                             December 31,
                                                           1997       1996
                                                         --------   --------
                                                           (In Thousands)
Assets
Current assets:
 Cash and cash equivalents: (Note 2)
   Cash and cash equivalents                             $     60   $    712
   Demand deposit with affiliate                           31,208     46,050
                                                         --------   --------
                                                           31,268     46,762
 Receivables:
   Trade (Notes 4 & 5)                                      1,542      1,726
   Other                                                    2,465      9,328
 Inventory - finished products                             19,241     15,209
 Inventory - materials and supplies                        11,437     14,489
 Distribution reserve fund (Note 3)                             -     18,480
 Prepaid expenses and other current assets                  2,311      2,353
                                                         --------   --------
     Total current assets                                  68,264    108,347

Property, plant and equipment, net (Note 6)               169,533    172,771

Other assets                                               16,031     25,550
                                                         --------   --------
     Total assets                                        $253,828   $306,668
                                                         ========   ========


Liabilities and partners' capital
Current liabilities:
 Accounts payable                                        $ 14,869   $ 25,159
 Payable to affiliates                                      8,560     13,598
 Accrued liabilities                                        3,095      9,427
 Customer prepayments                                       4,746      5,936
 Current portion of capital lease obligations               1,070      1,162
                                                         --------   --------
     Total current liabilities                             32,340     55,282

Long-term debt and capital lease obligations (Note 7)       8,966      3,036

Long-term payable to affiliates (Note 4)                    4,687      3,546
Other long-term obligations                                 1,060      1,060

Partners' capital:
 Limited partners' interests:
   Senior preference unitholders                                -    207,483
   Common unitholders                                     212,665     30,636
 General partner's interest                                (5,890)     5,625
                                                         --------   --------
     Total partners' capital                              206,775    243,744
                                                         --------   --------
     Total liabilities and partners' capital             $253,828   $306,668
                                                         ========   ========

See notes to consolidated financial statements.

                         Terra Nitrogen Company, L.P.

                       Consolidated Statements of Income

                                                    Years ended December 31,
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                      (In Thousands, Except
                                                        Per Unit Amounts)

Revenues                                          $333,959  $362,730  $373,325
Other income                                         1,353       408       650
                                                  --------  --------  --------
Total revenues                                     335,312   363,138   373,975

Cost of goods sold                                 219,486   177,502   187,615
                                                  --------  --------  --------
Gross profit                                       115,826   185,636   186,360

Operating expenses                                  12,147    13,035    16,840
                                                  --------  --------  --------
                                                   103,679   172,601   169,520

Interest expense                                    (2,201)   (1,210)   (1,748)
Interest income                                      3,660     6,242     4,696
                                                  --------  --------  --------
Net income                                        $105,138  $177,633  $172,468
                                                  ========  ========  ========

Net income allocable to limited
 partners' interest                               $ 77,545  $119,458  $123,220
                                                  ========  ========  ========

Net income per limited partnership unit (Note 2)  $   4.17  $   6.35  $   6.55
                                                  ========  ========  ========

See notes to consolidated financial statements.

                         Terra Nitrogen Company, L.P.
                 Consolidated Statements of Partners' Capital

                                                 Limited Partners' Interests
                                          -----------------------------------------
                                             Senior         Junior                      General       Total
                                           Preference     Preference       Common      Partner's    Partners'
                                          Unitholders    Unitholders    Unitholders    Interest      Capital
                                          -----------    -----------    -----------    ---------    ---------
                                                            (In Thousands, except for Units)
Partners' capital at December 31, 1994     $ 170,630      $ 34,503        $ 29,744     $  2,002     $ 236,879
Net income                                    50,027        39,307          33,886       49,248       172,468
Distributions                                (38,182)      (30,000)        (25,862)     (28,947)     (122,991)
Conversion of Junior Preference Units
  to Senior Preference Units                  43,810       (43,810)              -            -             -
                                           ---------      --------        --------     --------     ---------

Partners' capital at December 31, 1995       226,285             -          37,768       22,303       286,356
Net income                                    86,607             -          32,851       58,175       177,633
Distributions                               (105,409)            -         (39,983)     (74,853)     (220,245)
                                           ---------      --------        --------     --------     ---------

Partners' capital at December 31, 1996       207,483             -          30,636        5,625       243,744
Net income                                       160             -          77,385       27,593       105,138
Distributions                                   (372)            -         (96,023)     (39,108)     (135,503)
Conversion of Senior Preference Units
  to Common Units                           (200,667)            -         200,667            -             -
Redemption of Senior Preference Units         (6,604)            -               -            -        (6,604)
                                           ---------      --------        --------     --------     ---------

Partners' capital at December 31, 1997     $       -      $      -        $212,665     $ (5,890)    $ 206,775
                                           =========      ========        ========     ========     =========

Limited partner units issued and
  outstanding at December 31, 1997                                      18,501,576
                                                                        ==========

See notes to consolidated financial statements.

                         Terra Nitrogen Company, L.P.
                     Consolidated Statements of Cash Flows


                                                                   Years ended December 31,
                                                               1997         1996          1995
                                                            ---------     ---------     ---------
                                                                        (In Thousands)
Operating activities
 Net income                                                 $ 105,138     $ 177,633     $ 172,468
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                               11,916        11,472        11,036
    Changes in operating assets and liabilities:
     Receivables                                                7,047        17,372          (365)
     Inventory                                                   (980)      (10,462)       10,793
     Prepaid expenses and other current assets                     42         3,648          (771)
     Accounts payable                                         (10,290)        3,079         1,467
     Payable to affiliates                                     (5,038)        9,029        (3,902)
     Accrued liabilities and customer prepayments              (7,522)       (2,993)       11,181
    Change in other assets                                      9,519        (8,418)       (7,080)
    Other                                                       1,170         5,751        (3,898)
                                                            ---------     ---------     ---------
      Net cash provided by operating activities               111,002       206,111       190,929

Investing activities
 Capital expenditures                                          (8,928)       (9,090)       (8,312)
 Proceeds from sale of property, plant and equipment              221            --            --
                                                            ---------     ---------     ---------
      Net cash used in investing activities                    (8,707)       (9,090)       (8,312)

Financing activities
 Redemption of Senior Preference Units                         (6,604)           --            --
 Borrowings under revolving line of credit                      7,000            --            --
 Repayment of long-term debt                                   (1,162)       (1,504)      (36,748)
 Proceeds from elimination of distribution reserve fund        18,480            --            --
 Partnership distributions paid                              (135,503)     (220,245)     (122,991)
                                                            ---------     ---------     ---------
      Net cash used in financing activities                  (117,789)     (221,749)     (159,739)
                                                            ---------     ---------     ---------
 Net increase (decrease) in cash and cash equivalents         (15,494)      (24,728)       22,878

 Cash and cash equivalents at beginning of year                46,762        71,490        48,612
                                                            ---------     ---------     ---------

 Cash and cash equivalents at end of year                   $  31,268     $  46,762     $  71,490
                                                            =========     =========     =========

See notes to consolidated financial statements.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements

1.   Organization

     Terra Nitrogen Company, L.P. ("TNCLP" or the "Partnership") is a Delaware limited partnership which owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the "Operating Partnership"). Terra Nitrogen Corporation ("TNC"), the General Partner, conducts, directs, manages and exercises full control over all business and affairs of the Partnership. TNC owns a 2% combined general partner interest in both the Partnership and Operating Partnership. TNC has agreed not to voluntarily withdraw as the General Partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2002.

     TNC is an indirect wholly owned subsidiary of Terra Industries Inc. ("Terra"), a Maryland corporation, a leading marketer and producer of nitrogen fertilizer, crop protection products, seed and services for ornamental and other growers. Terra also produces nitrogen products and methanol for industrial customers.

     Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 12,147,314 Common Units as of December 31, 1997 and the balance traded on the New York Stock Exchange under the symbol "TNH".

     Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, the Preference Period for TNCLP ended on December 31, 1996 and for a 90-day period holders of Senior Preference Units ("SPUs") had the right to elect to convert their SPUs into Common Units. (See Note 3 "Agreement of Limited Partnership".)

2.   Significant Accounting Policies

     General - The Partnership is in the business of manufacturing, distributing and selling fertilizer products, including ammonia, urea and urea ammonium nitrate solution ("UAN"), which are principally used by farmers to improve the yield and quality of their crops. The Partnership sells products primarily throughout the United States on a wholesale basis. The Partnership's customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Expected credit losses are provided for in the financial statements when deemed appropriate.

     Basis of Presentation - The consolidated financial statements reflect the combined assets, liabilities and operations of the Partnership and the Operating Partnership. The Partnership has adopted a December 31 year-end for tax and financial reporting purposes. Income is allocated to the General Partner and the Limited Partners in accordance with the provisions of the TNCLP Agreement of Limited Partnership which provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year. (See "Net Income Per Limited Partner Unit".)

     Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements

2.   Significant Accounting Policies (continued)

     Cash and Cash Equivalents - TNCLP considers liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc. The deposit is due on demand and bears interest based on the Cost Rate under the Accounts Receivable Sale Agreement or the Eurodollar rate under the credit agreement, whichever is higher (6.5% and 6.3% at December 31, 1997 and 1996, respectively). Interest income recorded by TNCLP on this deposit was $3.5 million and $5.1 million for 1997 and 1996, respectively.

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

     Plant Turnaround and Catalyst Replacement Costs - Costs related to the periodic scheduled maintenance of production facilities (plant turnarounds) are capitalized when incurred and amortized on a straight-line basis, generally over one or two years, until the next scheduled turnaround. Included in other non-current assets at December 31, 1997 and 1996 is $11.8 million and $23.3 million, respectively, of unamortized plant turnaround and catalyst replacement costs.

     Income Taxes - The Partnership is not subject to income taxes and the income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership. The reported amount of assets and liabilities of the Partnership exceeded the tax basis of the assets and liabilities by approximately $150 million and $159 million at December 31, 1997 and 1996, respectively.

     Net Income Per Limited Partner Unit - Net income per limited partner unit is computed by dividing net income, less an approximate 26%, 33% and 29% share allocable to the General Partner for the years ended December 31, 1997, 1996, and 1995, respectively, by 18,501,576 limited partner units for the year ended December 31, 1997 and by 18,808,778 limited partner units for each of the years ended December 31, 1996 and 1995.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

   The net income allocated to the General Partner decreased to 26% of total Partnership net income for the year ended December 31, 1997 due to the decrease in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. Available Cash for 1997 decreased $82.3 million from 1996 due primarily to lower net income in 1997 and to an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility (see Note 5) entered into during the third quarter of 1996, partially offset by the elimination of the $18.5 million Reserve Amount during 1997 (see Note 3).

   Environmental Liabilities - In the normal course of business, the Partnership monitors its operations and makes expenditures for environmental protection; in addition, the Partnership's operations are generally subject to the environmental standards and regulations of various regulatory agencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities are accrued based upon estimates of expected future costs without discounting to present value the estimated costs to be paid in the future, and without consideration of possible recoveries from third parties. No environmental liabilities were accrued at either December 31, 1997 or 1996. While current and future environmental laws and regulations will potentially subject the Partnership to corrective costs and expenses, management is not currently aware of any such matters which it considers to be of a material nature.

   New Accounting Standards - The Financial Accounting Standards Board has issued three new accounting standards which are applicable to the
   Partnership: SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 125 establishes accounting and reporting standards for certain assets and liabilities. The Partnership adopted SFAS No. 125 effective January 1, 1997, and there was no material impact on the Partnership's consolidated financial position or results of operations. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. While the Partnership has certain comprehensive income items, adopting these pronouncements will not materially change the Partnership's financial reporting and disclosures.

3. Agreement of Limited Partnership

   The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of Available Cash, as defined. The General Partner receives a combined minimum 2% of total cash distributions and as an incentive, the General Partner's participation increases if cash distributions exceed specified target levels.

   During the period December 4, 1991 through December 31, 1996 (the "Preference Period"), distributions of Available Cash were subject to the rights of SPUs to receive $.605 per unit per quarter, plus any arrearages for minimum payments for prior quarters before any distributions to Common Unitholders. During the Preference Period, SPUs and Common Units participated equally in distributions after each

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements


3. Agreement of Limited Partnership (continued)

   class of Units received the Minimum Quarterly Distribution ("MQD"), subject to the General Partner's right to receive cash distributions.

   The quarterly cash distributions paid to the Units and the General Partner in 1997 and 1996 were as follows:

                           Senior Preference Units         Common Units             General Partner
                           -----------------------         ------------             ---------------
                             Total         $ Per         Total        $ Per        Total        $ Per
                             -----         -----         -----        -----        -----        -----
                            ($000s)        Unit         ($000s)       Unit        ($000s)       Unit
                            -------        ----         -------       ----        -------       ----

   1997:
     First Quarter             186         .605*         27,752       1.50         10,477         --
     Second Quarter            186         .605*         18,871       1.02          1,836         --
     Third Quarter               -            -          44,034       2.38         26,686         --
     Fourth Quarter              -            -           5,366        .29            109         --

   1996:
     First Quarter          26,046         1.91           9,880       1.91         18,290         --
     Second Quarter         22,227         1.63           8,431       1.63         13,022         --
     Third Quarter          33,000         2.42          12,517       2.42         27,883         --
     Fourth Quarter         24,136         1.77           9,155       1.77         15,658         --

   * The distributions paid in the first and second quarters of 1997 to the holders of the SPUs represented an amount equal to the MQD for each quarter. Nonvconverting SPU holders were not entitled to participate in cash distributions in excess of the MQD after December 31, 1996.

   Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, the Preference Period for TNCLP ended on December 31, 1996. For a 90-day period which commenced on December 31, 1996, the holders of all SPUs had the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective as of December 31, 1996, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice was not received during the 90-day period remained SPUs. Those units that remained SPUs were entitled to the MQD until redeemed (see below), but did not participate with the Common Units in any additional distributions after December 31, 1996.

   As of March 31, 1997 (the end of the Conversion Period) holders of 13,329,162 SPUs converted their units to Common Units and 307,202 units remained SPUs. The Common Units began trading on the New York Stock Exchange on April 1, 1997 under the symbol TNH.

   Pursuant to the provisions of the Agreement of Limited Partnership, on May 27,1997, the Partnership redeemed all SPUs that did not convert to Common Units. The redemption price was $21.50 per unit. The SPUs received the MQD of $.605 per unit for the quarter ended March 31, 1997, in addition to the redemption price.

   As a result of the redemption of the SPUs on May 27, 1997, the Reserve Amount was no longer required to be maintained. The Reserve Amount of $18.5 million was distributed out of Available Cash on May 27, 1997 to holders of the Common Units and to the General Partner.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements


3. Agreement of Limited Partnership (continued)

   If at any time less than 25% of the issued and Outstanding Units are held by non-affiliates of the General Partner, the Partnership may call, or assign to the General Partner or its affiliates its right to acquire all such Outstanding Units held by non-affiliated persons. TNCLP shall give at least 30 but not more than 60 days notice of its decision to purchase the Outstanding Units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any Unit within the 90 days preceding the date the purchase is announced.

   On January 26, 1998, the Partnership declared a distribution of $21.6 million ($1.17 per unit, including $0.315 per unit in cumulative arrearages) to holders of Common Units as of February 6, 1998 payable on February 27, 1998. Also on January 26, 1998, the Partnership declared distributions of $3.4 million to the General Partner (equaling 13.7% of total distributions declared above, as required). Distributions on the Common Units are cumulative to the extent that, for any calendar quarter, if a distribution of at least $0.605 is not paid to the holders of the Common Units, the amount of the shortfall (plus any arrearages from prior quarters) will be paid out of Available Cash in subsequent quarters before any incentive distributions are paid to the General Partner. As of December 31, 1997, the accumulated distribution arrearage for the Common Units was $5.8 million ($0.315 per unit).

4. Related Party Transactions

   General Partner - The Partnership has no employees. Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, TNC, as General Partner, is reimbursed for all direct and indirect expenses or payments it makes on behalf of the Partnership and for that portion of TNC's or its affiliates' administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership's business and reasonably allocable to the Partnership. In addition to such provisions, effective January 1, 1995, TNC and Terra entered into an administrative services agreement whereby TNC provides certain general and administrative services for certain Terra affiliates. Costs and expenses incurred by TNC for providing such services are charged to these affiliates, including the Partnership. For the years ended December 31, 1997, 1996 and 1995, expenses charged to the Partnership by TNC amounted to $24.7 million, $25.9 million and $29.1 million, respectively, including $21.5 million, $21.1 million and $26.5 million, respectively, for payroll and payroll-related expenses including pension costs.

   Effective January 1, 1995, under a general and administrative services agreement between TNC and Terra, certain services including accounting, legal, risk management, investor relations and certain employee benefit and other employee-related expenses are provided by Terra to TNC. The portion of these expenses allocated to TNC that relate to TNC's activities as General Partner are charged to the Partnership. Expenses under this agreement charged to the Partnership were $5.0 million, $5.1 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

   Certain Terra supply terminals and transportation equipment are generally available for use by the Partnership and affiliates of TNC. TNC pays the costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system. TNC charges the Partnership or Terra based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for the years ended December 31, 1997, 1996 and 1995 were $23.3 million, $20.5 million and $21.0 million, respectively.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements


4. Related Party Transactions (continued)

   TNC's employees are members of the Terra Industries, Inc. Employees' Retirement Plan (the "Terra Retirement Plan"), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for TNC employees. TNC recorded pension costs of $1.2 million, $1.2 million and $1.4 million ($1.0 million, $1.1 million and $1.1 million of which was charged to the Partnership) in 1997, 1996 and 1995, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. Contributions made by TNC to the Terra Retirement Plan for the years ended December 31, 1997, 1996 and 1995 were $0, $0 and $198,000, respectively.

   Terra maintains a qualified savings plan which allows employees who meet specified service requirements to contribute a percentage of their total compensation, up to a maximum defined by the plan. Each employee's contribution, up to a specified maximum, may be matched by TNC based on a specified percentage of employee contributions. Employee contributions vest immediately, while Terra's contributions vest over five years. Expenses associated with TNC's contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 1997, 1996 and 1995 were $706,000, $759,000 and $658,000, respectively.

   TNC has an incentive compensation plan covering certain key employees which is based on Terra Nitrogen Division (which consists of the Partnership and the Nitrogen Manufacturing business represented by Terra's plants located in Woodward, Oklahoma; Port Neal, Iowa; and Courtright, Ontario) annual earnings before interest, taxes and minority interest. Expenses for the incentive compensation plan charged to the Partnership for the years ended December 31, 1997, 1996 and 1995 were $1.5 million, $1.3 million and $2.5 million, respectively.

   The Partnership sold $41.0 million, $41.4 million and $26.5 million of nitrogen fertilizer products to Terra at market prices and terms during the years ended December 31, 1997, 1996 and 1995, respectively. Accounts receivable from Terra were $314,000 and $201,000 at December 31, 1997 and 1996, respectively.

5. Accounts Receivable Securitization

   On August 20, 1996, TNCLP and certain affiliates of the General Partner, through Terra Funding Corporation ("TFC"), an affiliate of the General Partner and a limited purpose corporation, entered into an agreement with a financial institution to sell an undivided interest in their accounts receivable. Undivided interests in new receivables may be sold as amounts are collected on previously sold amounts. The discount on TNCLP's portion of the accounts receivable sold in 1997 and 1996 was $1.6 million and $746,000, respectively, and is included in interest expense in the Consolidated Statements of Income. TNCLP's receivables sold to TFC under this agreement are sold without recourse, however, the amount of discount charged on accounts receivable sold is subject to adjustment, on a prospective basis, based on collection experience.


                         Terra Nitrogen Company, L.P.
                  Notes to Consolidated Financial Statements

6. Property, Plant and Equipment

   Property, plant and equipment are summarized as follows:

                                                          December 31,
                                                         1997      1996
                                                       --------  --------
                                                         (In Thousands)
          Assets owned:
             Land and improvements                     $  5,592  $  5,261
             Plant and equipment                        253,636   245,916
             Terminals and transportation equipment       7,411     6,998
                                                       --------  --------
                                                        266,639   258,175
          Assets under capital lease:
             Plant and equipment                          9,262     9,262

          Accumulated depreciation and amortization     106,368    94,666
                                                       --------  --------
                                                       $169,533  $172,771
                                                       ========  ========


7. Long-Term Debt and Capital Lease Obligations

   Long-term debt and capital lease obligations are summarized as follows:

                                                          December 31,
                                                         1997      1996
                                                       --------  --------
                                                         (In Thousands)

          Revolver borrowings                          $ 7,000   $    -
          Capitalized lease obligations                  3,036     4,198
                                                       -------   -------
                                                        10,036     4,198
          Less current maturities                        1,070     1,162
                                                       -------   -------
                                                       $ 8,966   $ 3,036
                                                       =======   =======


   Terra and its subsidiaries maintain a credit agreement (the "Credit Agreement") with certain lenders and with Citibank, N.A., as agent. The Operating Partnership has a $25 million revolving credit facility under the Credit Agreement. The revolving credit facility expires December 31, 2000. At December 31, 1997, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility. The Partnership has classified the revolver borrowing as long-term debt since the Partnership has the ability under its Credit Agreement, and the intent, to maintain this obligation for longer than one year. Interest on the revolving credit facility is based on the prime commercial lending rate plus .375% or the Eurodollar rate plus 1.25% at the General Partner's option. At December 31, 1997, the interest rate on the revolving credit facility was 7.1875%. The Operating Partnership incurs certain fees in connection with the borrowings discussed above, including a commitment fee equal to .375% of the unused amount of the revolving credit facility.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements


7. Long-Term Debt and Capital Lease Obligations (continued)

   Loans under the Credit Agreement are guaranteed by Terra and certain subsidiaries, including the General Partner, and are secured by pledges of the stock of significant Terra subsidiaries, including the General Partner, and by substantially all of the Operating Partnership's assets. The security interest granted in the Operating Partnership's assets secures only the revolving credit facility.

   The Credit Agreement contains customary events of default, including those relating to failure to pay amounts due, misrepresentation, failure to perform covenants, bankruptcy or insolvency, litigation and unsatisfied judgments, violations of the Employee Retirement Income Security Act of 1974, as amended, and environmental laws and changes in control or ownership.

   The Credit Agreement contains convenants customary for financings of this type including limitations on capital expenditures, additional debt, liens, receivables sales, investments, changes in lines of business, transactions with affiliates and limitations on acquisitions. The Credit Agreement also includes convenants requiring Terra to meet certain financial tests. The Partnership is not required to meet such financial tests under the Credit Agreement. All such covenants were complied with as of December 31, 1997.

   Interest paid by the Partnership was $605,000, $471,000 and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

8. Leases and Commitments

   The Operating Partnership leases certain land, buildings and equipment. Minimum rental commitments under capital and noncancelable operating leases are as follows:

                                          Capital      Operating
                                          Leases    Leases     Total
                                          -------   -------   -------
                                                 (In Thousands)
     Year ending December 31:
       1998                                $1,283   $ 9,742   $11,025
       1999                                 1,249     7,847     9,096
       2000                                   893     7,014     7,907
       2001                                    --     6,213     6,213
       2002                                    --     4,366     4,366
       Later years                             --    12,480    12,480
                                           ------   -------   -------
     Total minimum lease payments           3,425    47,662    51,087
     Less amount representing interest        389        --       389
                                           ------   -------   -------
     Net minimum lease payments            $3,036   $47,662   $50,698
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

   Rent expense under noncancelable operating leases amounted to approximately $9.1 million, $6.5 million and $7.6 million, including contingent rentals of $1.9 million, $1.8 million and $1.9 million, based primarily on terminal throughput, for the years ended December 31, 1997, 1996 and 1995, respectively.

   The Partnership has certain commitments with respect to the transportation of minimum quantities of ammonia, urea and UAN. The transportation of such minimum quantities are expected to be attained in the normal course of the Partnership's business. The aggregate amount of required payments under these commitments are: 1998 - $6.9 million; 1999 - $8.2 million; 2000 - $8.4 million; 2001 - $2.5 million; 2002 - $2.5 million; 2003 and after - $7.4 million.

9. Derivative Financial Instruments

   During 1997, the Partnership recorded hedging gains and losses related to natural gas supply requirements based on a pooled resources concept with Terra. Under the pooled resources concept, hedging gains and losses are allocated to each manufacturing plant based on gas usage for such plant. Prior to 1997, hedging gains and losses were specifically identified with a particular plant based on contractual arrangements for that plant. The change in the allocation of hedging gains and losses did not have a material impact on the Partnership's consolidated financial position or results of operations for the year ended December 31, 1997.

   The Partnership is subject to risks undertaken by Terra in its policy of using derivative financial instruments to manage the risk associated with changes in natural gas supply prices. Derivative financial instruments have credit risk and market risk. To manage credit risk, Terra enters into derivative transactions only with counter-parties who are currently rated BBB or better as recognized by a national rating agency. Terra will not enter into transactions with counter-parties if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles.

   Terra classifies a derivative financial instrument as a hedge if all of the following conditions are met:

   1. The item to be hedged must expose the enterprise to price risk.
   2. It must be probable that the results of the hedge position substantially offset the effects of price changes on the hedged item (e.g., there is a high correlation between the hedge position and changes in market value of the hedged item).
   3. The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements


9. Derivative Financial Instruments (continued)

   A change in the market value of a derivative financial instrument is recognized as a gain or loss in the period of the change unless the instrument meets the criteria to qualify as a hedge. If the hedge criteria are met, the accounting for the derivative financial instrument is related to the accounting for the hedged item so that changes in the market value of the derivative financial instrument are recognized in income when the effects of related changes in the price of the hedged item are recognized.

   A change in the market value of a derivative financial instrument that is a hedge of a firm commitment is included in the measurement of the transaction that satisfies the commitment. The Partnership accounts for a change in the market value of a derivative financial instrument that hedges an anticipated transaction in the measurement of the subsequent transaction. If a derivative financial instrument that has been accounted for as a hedge is closed before the date of the anticipated transaction, the Partnership carries forward the accumulated change in value of the contract and includes it in the measurement of the related transaction.

   Natural gas supplies to fulfill production requirements at the Operating Partnership's production facilities are purchased at market prices. Natural gas market prices, as with other commodities, are volatile and futures contracts, swap agreements and purchased options are used to effectively maintain fixed prices for a portion of the Operating Partnership's natural gas production requirements and inventory. The settlement dates for such financial instruments are scheduled to coincide with gas purchases during such future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. The contracts' physical prices are frequently based on the Henry Hub, Louisiana price. Natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from the Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. Therefore, Terra has also entered into basis swaps to maintain fixed prices for the location basis differential.There are no initial cash requirements related to the basis swap agreements. Gains and losses on settlement of these contracts are credited or charged to cost of sales in the month in which the hedged transaction occurs. Cash flows related to natural gas basis swaps are reported as cash flows from operating activities. As of December 31, 1997 and 1996, MMbtu's under such contracts totalled 39.8 million and 6.5 million, respectively. The unrealized gain on basis swaps at December 31, 1997 was $30,000.

   Swap agreements are used to hedge natural gas prices, which are agreements with third parties to exchange cash based on a designated price, which price is referenced to natural gas market prices or appropriate NYMEX futures contract prices. Option contracts are also used and represent agreements giving the holder of the contract the right to either own or sell a futures or swap contract at a designated price. Option contracts require initial premium payments ranging from 2% to 5% of contract value and the futures contracts require maintenance of cash balances generally 10% to 20% of the contract value.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements


9. Derivative Financial Instruments (continued)

    The following summarizes open natural gas contracts allocated to the Partnership at December 31, 1997 and entered into by the Partnership at December 31,1996:

                         1997                     1996
                ----------------------  ------------------------
                Contract   Unrealized   Contract    Unrealized
                  MMbtu    Gain (Loss)   MMbtu      Gain (Loss)
                ---------  -----------  --------  --------------
                    (In Thousands)           (In Thousands)
     Futures       (223)     $    --         --       $    --
     Swaps       55,131       12,060     82,880        19,559
     Options         --           --      2,540           397
                 ------      -------     ------       -------
                 54,908      $12,060     85,420       $19,956
                 ======      =======     ======       =======

    The Partnership's annual production requirements are approximately 56 million MMbtus of natural gas. Contracts were in place at December 31, 1997 to cover 68% of 1998 natural gas requirements, 34% for 1999 and 5% for 2000. Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction occurs. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized gains of $600,000 on closed contracts relating to January 1998 were deferred by the Partnership at December 31, 1997. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

    During 1997 and 1996, natural gas forward pricing activities reduced the Partnership's natural gas costs by $25.6 million and $37.1 million, respectively, compared with spot market natural gas prices. During 1995, natural gas forward pricing activities increased the Partnership's cost by $18.2 million compared with spot market prices.

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

          Long-term debt and capital lease obligations - The carrying amounts of the Partnership's borrowings under long-term debt agreements and capital lease obligations approximate fair value.

                         Terra Nitrogen Company, L.P.

                  Notes to Consolidated Financial Statements


10. Other Financial Information (continued)

          Off-balance-sheet instruments - Fair values for the Partnership's natural gas swaps and options are based on contract prices in effect at December 31, 1997 and December 31, 1996. The unrealized gain (loss) on these contracts is disclosed in Note 9.

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

Major customers - For the years ended December 31, 1997 and 1996, sales to Terra totalled $41.0 million and $41.4 million, or 12.3% and 11.4%, respectively, of the Partnership's sales. None of the Partnership's customers represented more than 10% of the Partnership's sales for the year ended December 31, 1995.