Form 10-Q
period 1998-06-30
TERRA NITROGEN CO L P /DE
filed 1998-08-12
CIK 879575

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

     For the quarter ended June 30, 1998

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to
                                     -------    -------
      Commission file number 1-10877


                         TERRA NITROGEN COMPANY, L.P.
            (Exact name of registrant as specified in its charter)

              Delaware                                  73-1389684
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                Terra Centre
       PO Box 6000, 600 Fourth Street
              Sioux City, Iowa                                51102-6000
  (Address of principal executive office)                     (Zip Code)


                        Registrant's telephone number:
                                (712) 277-1340

     At the close of business on July 31, 1998, there were 18,501,576 Common Units outstanding.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X Yes    No
---

================================================================================

                         PART I. FINANCIAL INFORMATION
                         TERRA NITROGEN COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                                  June 30,  December 31,  June 30,
                                                    1998        1997        1997
                                                  --------  ------------  --------
ASSETS

  Current assets:
     Cash and cash equivalents                    $ 44,329  $     31,268  $ 74,396
     Accounts receivable                             3,097         4,007     1,291
     Inventory--finished products                    9,494        19,241    24,039
     Inventory--materials and supplies              15,392        11,437    17,485
     Prepaid expenses and other current assets       1,530         2,311     1,890
----------------------------------------------------------------------------------
  Total current assets                              73,842        68,264   119,101

  Net property, plant and equipment                168,904       169,533   169,873

  Other assets                                      15,179        16,031    17,007
----------------------------------------------------------------------------------

  Total assets                                    $257,925  $    253,828  $305,981
==================================================================================

LIABILITIES AND PARTNER'S CAPITAL

  Current liabilities:
     Accounts payable and accrued liabilities     $ 25,895  $     26,524  $ 38,690
     Customer prepayments                              360         4,746       821
     Current portion of long-term debt and
      capital lease obligations                      1,095         1,070     1,047
----------------------------------------------------------------------------------
  Total current liabilities                         27,350        32,340    40,558

  Long-term debt and capital lease obligations       8,588         8,966     9,700
  Long-term payable to affiliates                    5,262         4,687     4,102
  Other long-term obligations                        1,060         1,060     1,060
  Partner's capital                                215,665       206,775   250,561
----------------------------------------------------------------------------------

  Total liabilities and partner's capital         $257,925  $    253,828  $305,981
==================================================================================

See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                   1998       1997       1998       1997
                                 --------   --------   --------   --------
Revenues                         $100,522   $105,175   $149,021   $179,220
Other income                          309        426        726        560
--------------------------------------------------------------------------
Total revenues                    100,831    105,601    149,747    179,780
Cost of goods sold                 69,330     60,254    109,925    102,763
--------------------------------------------------------------------------
Gross profit                       31,501     45,347     39,822     77,017
Operating expenses                  3,069      3,232      5,512      6,202
--------------------------------------------------------------------------
Operating income                   28,432     42,115     34,310     70,815
Interest expense                     (734)      (584)    (1,225)    (1,018)
Interest income                       468      1,406        882      2,932
--------------------------------------------------------------------------
Net income                       $ 28,166   $ 42,937   $ 33,967   $ 72,729
==========================================================================
Net income allocable to
   limited partners' interest    $ 20,225   $ 22,911   $ 25,910   $ 50,086
==========================================================================
Net income per limited
   partnership unit              $   1.09   $   1.24   $   1.40   $   2.68
==========================================================================

See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     1998              1997
                                                                  ----------         ---------
Operating activities:
  Net income                                                       $  33,967         $  72,729
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     6,112             5,898
     Changes in operating assets and liabilities:
       Receivables                                                       910             9,763
       Inventories                                                     5,792           (11,826)
       Prepaid expenses                                                  781               463
       Accounts payable, accrued liabilities and
         customer prepayments                                         (5,015)          (14,053)
     Change in other assets                                              852             8,543
     Other                                                               577                82
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                             43,976            71,599
Net cash used in investing activities:
  Capital expenditures                                                (5,485)           (3,081)
Financing activities:
  Proceeds from elimination of distribution reserve fund                 ---            18,480
  Borrowings under revolving credit agreement                            ---             7,000
  Repayment of long-term debt and capital lease obligations             (352)             (451)
  Redemption of Senior Preference Units                                  ---            (6,605)
  Partnership distributions                                          (25,078)          (59,308)
----------------------------------------------------------------------------------------------
Net cash used in financing activities                                (25,430)          (40,884)
----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             13,061            27,634
Cash and cash equivalents at beginning of period                      31,268            46,762
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 44,329          $ 74,396
==============================================================================================

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

    Net income per limited partnership unit is computed by dividing net income, less a 24% and 31% share allocable to the General Partner for the six months ended June 30, 1998 and 1997, respectively, by 18,501,576 limited partner units. The net income allocated to the General Partner decreased to 24% during the six months ended June 30, 1998 due to the reduction in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income or loss is allocated to the Limited Partners and the General Partner based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. Available Cash for the six months ended June 30, 1998 decreased $49.9 million from the six months ended June 30, 1997 due primarily to lower net income in 1998. In addition, 1997 Available Cash included $18.5 million from the elimination of the Reserve Amount during 1997 (see Note 2).

2.  Distributions to Unitholders

    The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement).

   The quarterly cash distributions paid to the Units and to the General Partner applicable to 1998 and 1997 were as follows:

                                 Senior Preference Units           Common Units              General Partner
                                 ------------------------    ------------------------    ------------------------
                                 Total (000s)  $ Per Unit    Total (000s)  $ Per Unit    Total (000s)  $ Per Unit
                                 ------------  ----------    ------------  ----------    ------------  ----------
1998:
   First Quarter                   $   --        $   --         $21,647       $1.17         $ 3,431       $ --
   Second Quarter

1997:
   First Quarter                      186          .605          27,752        1.50          10,477         --
   Second Quarter                     186          .605          18,872        1.02           1,835         --
   Third Quarter                                                 44,034        2.38          26,686         --
   Fourth Quarter                                                 5,366         .29             109         --

   The distributions paid in the first and second quarters of 1997 to the holders of the Senior Preference Units ("SPUs") represented an amount equal to the minimum quarterly distribution ("MQD") for each quarter. Non-converting SPU holders were not entitled to participate in cash distributions in excess of the MQD after December 31, 1996.

   The Reserve Amount of $18.5 million (included in cash and cash equivalents at March 31, 1997) was distributed out of Available Cash on May 27, 1997 to holders of the Common Units and to the General Partner. Since the non-converted SPUs were redeemed on May 27, 1997, the Reserve Amount was no longer required to be maintained.

3. Cash and cash equivalents

   The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc., the parent of the General Partner. The deposit is due on demand and at June 30, 1998 the interest rate was 6.9%. The amount of the demand deposit included in cash and cash equivalents was $44.3 million at June 30, 1998.

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

   As of June 30, 1998, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1998 and 1999, consistent with its policy mentioned above. Unrealized gains from forward pricing positions totaled $19.0 million and $13.3 million as of June 30, 1998 and 1997, respectively.

   For the six months ended June 30, 1998 and 1997, natural gas hedging activities produced cost savings compared with spot prices of $5.1 million and $11.1 million, respectively.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

                Three months ended June 30, 1998, compared with
                       three months ended June 30, 1997


Volumes and prices for the three-month periods ended June 30, 1998 and 1997 were as follows:

                                     1998                                      1997
                         ----------------------------           -----------------------------------
                            Sales           Average                 Sales               Average
                           Volumes        Unit Price               Volumes            Unit Price
                          (000 tons)        ($/ton)              (000 tons)             ($/ton)
                         ------------     -----------           -------------       ---------------
Ammonia                      166              137                    169                  189
UAN                          942               64                    556                   94
Urea                         127              139                    134                  156

Revenues for the quarter ended June 30, 1998 declined $4.8 million, or 5%, compared with the same quarter in 1997 as lower nitrogen prices for all Partnership products were mostly offset by increased UAN sales volumes. Surplus worldwide nitrogen production continued to put pressure on prices during the 1998 quarter resulting in price reductions of 28%, 32% and 11% for ammonia, UAN and urea, respectively, compared with the 1997 quarter.

UAN sales volumes increased 69% compared with the prior year quarter primarily due to wet field conditions (which favor post-plant applications of UAN at the expense of pre-plant ammonia applications) in the Midwest and lower prices relative to other nitrogen products. Conversely, weather conditions during 1997 favored ammonia applications over UAN. Additionally during 1998, UAN sales volumes were also impacted by customer purchase decisions which were delayed from the first quarter to the second quarter.

Cost of goods sold as a percentage of revenues increased to 69% for the 1998 quarter from 57% in the 1997 period primarily due to the lower nitrogen selling prices as gas costs increased slightly during the 1998 quarter compared with the 1997 quarter. The Partnership's natural gas forward pricing activities produced $3.3 million in cost savings during the 1998 period compared with $1.7 million in the 1997 quarter.

Interest income decreased $938,000 compared with the 1997 period due to lower levels of cash and short term investments from lower earnings and due to the elimination of the Reserve Amount as a result of the redemption of the non-converted SPUs during the second quarter of 1997.

                 Six months ended June 30, 1998, compared with
                        six months ended June 30, 1997

Volumes and prices for the six-month periods ended June 30, 1998 and 1997 were as follows:

                                     1998                                      1997
                         ----------------------------           -----------------------------------
                            Sales           Average                 Sales               Average
                           Volumes        Unit Price               Volumes            Unit Price
                          (000 tons)        ($/ton)              (000 tons)             ($/ton)
                         ------------     -----------           -------------       ---------------
Ammonia                       229             138                    254                  195
UAN                         1,332              64                    963                   93
Urea                          265             123                    248                  164

Revenues for the six months ended June 30, 1998 declined $30.0 million, or 17%, compared with the 1997 period as lower nitrogen prices for all Partnership products were partially offset by increased UAN sales volumes. Surplus worldwide nitrogen production caused nitrogen prices to fall from prior year levels by 29%, 31% and 25% for ammonia, UAN and urea, respectively. Worldwide urea prices have declined due to a lack of purchases by China, a major purchaser of urea in the world markets. Increased urea production in China and other parts of the world have led to an oversupply of nitrogen and caused prices to decline from prior year levels.

UAN sales volumes increased 38% during the first six months of 1998 compared with the prior year primarily due to weather conditions during 1998 which were more conducive to UAN applications at the expense of ammonia applications. Conversely, weather conditions during the first six months of 1997 were better suited for ammonia applications which reduced the amount of post-plant UAN applications. During 1998 UAN sales volumes also benefited from lower UAN prices relative to other nitrogen prices.

Cost of goods sold as a percentage of revenues increased to 73% for the first six months of 1998 compared with 57% for the 1997 period primarily due to the lower nitrogen selling prices as gas costs decreased slightly during the six months ended June 30, 1998. The Partnership's natural gas forward pricing activities produced $5.1 million in cost savings during the 1998 period compared with $11.1 million for the six months ended June 30, 1997.

Interest income decreased $2.1 million compared with the 1997 period due to lower levels of cash and short term investments from lower earnings and due to the elimination of the Reserve Amount as a result of the redemption of the non-converted SPUs during the second quarter of 1997.

                        Capital Resources and Liquidity

Net cash provided by operating activities for the first six months of 1998 was $44.0 million, a decrease of $27.6 million compared with the 1997 period. The reduction in cash provided by operating activities was principally due to lower net income in 1998 partially offset by increased cash provided by working capital changes. The favorable working capital changes in 1998 resulted primarily from lower inventory levels due to the higher volume of UAN sales during the 1998 period. The 1997 period reflected an increased use of cash from working capital changes as a result of higher inventory levels and lower accounts payable and accrued liabilities due to lower gas prices at June 30, 1997 compared with December 31, 1996. The increased cash usage in 1997 was partially offset by lower accounts receivable due to accruals at December 31, 1996 for income on gas hedges received in January 1997 compared with no such accruals at June 30, 1997.

The Partnership's principal needs for funds are for support of its working capital, distributions to Partners, and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities and, to the extent permitted thereunder, from funds available under the Operating Partnership's revolving credit facility. At June 30, 1998, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions on the Common Units are cumulative to the extent that, for any calendar quarter, if a distribution of at least $.605 is not paid to the holders of the Common Units, the amount of the shortfall (plus any arrearages from prior quarters) will be paid out of Available Cash in subsequent quarters before any incentive distributions are paid to the General Partner. During the first six months of 1998, the Partnership paid $25.1 million in distributions to its Partners. As of June 30, 1998, the accumulated distribution arrearage for the Common Units was $11.2 million ($.605 per unit). This arrearage will be satisfied in full with the August 1998 distribution.

Available Cash for the six months ended June 30, 1998 was $41.7 million, a decrease of $49.9 million compared with the six months ended June 30, 1997 due primarily to lower net income in 1998 and to higher Available Cash in 1997 due to the elimination of the $18.5 million Reserve Amount.

Finished products inventory decreased $9.7 million and $14.5 million from the December 31, 1997 and the June 30, 1997 balances, respectively, primarily due to higher than anticipated UAN sales volumes during 1998.

Accounts payable and accrued liabilities declined $12.8 million from the June 30, 1997 balance principally due to the timing of cash transfers between the Partnership and its affiliates.

Customer prepayments declined $4.4 million from the December 31, 1997 balance. Certain customers prepay for product during the fall and winter months to take advantage of generally favorable pricing conditions. The customers then take delivery of the product as needed during the spring planting season.

                             Capital Expenditures

Capital expenditures totaled $5.5 million for the first six months of 1998. For the remainder of 1998, the Partnership plans to spend approximately $3 million. Plans for 1998 include urea storage and loading improvements at the Blytheville plant and environmental control, equipment replacement and efficiency improvements at both plants.


                                Year 2000 Issue

The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer programs could fail or create erroneous results on or before January 1, 2000. This issue affects virtually every company.

The Partnership has assigned dedicated resources to address its Year 2000 issues. Most, but not all, of the Partnership's management information systems environment have been assessed for Year 2000 issues and necessary remedial actions have been identified in these assessed areas. The impact of these remedial actions for areas where an assessment has already been completed is not expected to be material. Remedial actions taken to date have been completed at minimal cost.

The Partnership plans to complete in the first quarter of 1999 an organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities. The Partnership is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the actions or inactions of such third parties may materially affect the Partnership. General contingency planning efforts have been recently initiated for precautionary purposes.

The Partnership anticipates that it will complete all assessment, remediation, testing and contingency planning efforts for Year 2000 issues in the third quarter of 1999 with no material adverse consequences or material costs to the Partnership. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Partnership or third parties could have a material adverse affect on the Partnership.


                              Limited Call Right

If at any time not more than 25% of the Common Units are held by non-affiliates of the General Partner, either TNCLP, the General Partner of its affiliates may call all such outstanding units held by non-affiliated persons in accordance with the terms of the TNCLP partnership agreement. TNCLP is required to give at least 30 but not more than 60 days notice of its decision to purchase the outstanding Common Units. The purchase price per unit is required to be the greater of (1) the average of the previous twenty trading days closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within 90 days preceding the date the purchase is announced.

The General Partner and its affiliates own 69.0% of the Common Units as of July 31, 1998. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units may be purchased on the open market and through privately negotiated transactions by affiliates of the General Partner to bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

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



Date:  August 12, 1998