Form 10-Q
period 1998-09-30
TERRA NITROGEN CO L P /DE
filed 1998-11-13
CIK 879575

===============================================================================
                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       __________________________________


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _____

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

     At the close of business on October 30, 1998, there were 18,501,576 Common Units outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes     No
---     ---
===============================================================================

                         PART I. FINANCIAL INFORMATION
                         TERRA NITROGEN COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                  September 30,  December 31,  September 30,
                                                      1998           1997          1997
                                                  -------------  ------------  -------------
ASSETS
  Current assets:
     Cash and cash equivalents                         $     16      $ 31,268       $  8,120
     Accounts receivable                                  1,718         4,007          8,028
     Inventory -- finished products                      35,389        19,241         26,603
     Inventory -- materials and supplies                 16,253        11,437         13,294
     Prepaid expenses and other current assets            1,597         2,311          2,409
------------------------------------------------       --------      --------       --------
  Total current assets                                   54,973        68,264         58,454

  Net property, plant and equipment                     166,817       169,533        170,986

  Other assets                                           13,136        16,031         18,515
------------------------------------------------       --------      --------       --------

  Total assets                                         $234,926      $253,828       $247,955
================================================       ========      ========       ========

LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
     Short-term note payable                           $ 18,778      $    ---       $    ---
     Accounts payable and accrued liabilities          $ 21,321        26,524         37,445
     Customer prepayments                                    84         4,746            304
     Current portion of long-term debt and
      capital lease obligations                           1,105         1,070          1,059
------------------------------------------------       --------      --------       --------
  Total current liabilities                              41,288        32,340         38,808

  Long-term debt and capital lease obligations            8,439         8,966          9,527
  Long-term payable to affiliates                         5,521         4,687            ---
  Other long-term obligations                             1,060         1,060          1,060
  Partners' capital                                     178,618       206,775        198,560
------------------------------------------------       --------      --------       --------

  Total liabilities and partners' capital              $234,926      $253,828       $247,955
================================================       ========      ========       ========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                    1998       1997           1998       1997
                                   -------    -------       --------   --------
Revenues                           $33,306    $76,732       $182,327   $255,952
Other income                           303        388          1,029        948
-------------------------------------------------------------------------------
Total revenues                      33,609     77,120        183,356    256,900

Cost of goods sold                  26,851     54,993        136,776    157,756
-------------------------------------------------------------------------------

Gross profit                         6,758     22,127         46,580     99,144
Operating expenses                   2,124      3,192          7,636      9,394
-------------------------------------------------------------------------------

Operating income                     4,634     18,935         38,944     89,750

Interest expense                      (422)      (553)        (1,647)    (1,571)
Interest income                        460        337          1,342      3,269
-------------------------------------------------------------------------------

Net income                         $ 4,672    $18,719       $ 38,639   $ 91,448
===============================================================================

Net income allocable to
 limited partners' interest        $ 4,581    $14,394       $ 30,491   $ 64,480
===============================================================================

Net income per limited
 partnership unit                  $  0.25    $  0.78       $   1.65   $   3.46
===============================================================================

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1998        1997
                                                                     --------    ---------
Operating activities:

  Net income                                                         $ 38,639    $  91,448
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                       9,217        8,862
    Changes in operating assets and liabilities:
      Receivables                                                       2,289        3,026
      Inventories                                                     (20,964)     (10,199)
      Prepaid expenses                                                    714          (56)
      Accounts payable, accrued liabilities and
       customer prepayments                                            (9,865)     (19,917)
    Change in other assets                                              2,895          ---
    Other                                                                 837        7,116
------------------------------------------------------------------------------------------

Net cash provided by operating activities                              23,762       80,280

Net cash used in investing activities:

  Capital expenditures                                                 (6,503)      (7,158)

Financing activities:

  Proceeds from elimination of distribution reserve fund                  ---       18,480
  Borrowings under revolving credit agreement or from Affiliates       18,778        7,000
  Repayment of long-term debt and capital lease obligations              (493)        (612)
  Redemption of Senior Preference Units                                   ---       (6,605)
  Partnership distributions                                           (66,796)    (130,027)
------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (48,511)    (111,764)
------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             (31,252)     (38,642)
Cash and cash equivalents at beginning of period                       31,268       46,762
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $     16    $   8,120
==========================================================================================

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

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

     Net income per limited partnership unit is computed by dividing net income, less a 24% and 31% share allocable to the General Partner for the nine months ended September 30, 1998 and 1997, respectively, by 18,501,576 limited partner units. The net income allocated to the General Partner decreased to 24% during the nine months ended September 30, 1998 due to the reduction in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income or loss is allocated to the Limited Partners and the General Partner based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. Available Cash for the nine months ended September 30, 1998 decreased $8.1 million from the nine months ended September 30, 1997 due primarily to lower net income in 1998. In addition, 1997 Available Cash included $18.5 million from the elimination of the Reserve Amount during 1997 (see Note 2).

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement).

     The quarterly cash distributions paid to the Units and to the General Partner applicable to 1998 and 1997 were as follows:

                                 Senior Preference Units           Common Units              General Partner
                               ----------------------------------------------------------------------------------
                                 Total (000s)  $ Per Unit    Total (000s)  $ Per Unit    Total (000s)  $ Per Unit
                                 ------------  ----------    ------------  ----------    ------------  ----------

1998:
   First Quarter                      $   --       $   --        $21,647        $1.17        $ 3,431       $  --
   Second Quarter                         --           --             --           --             --          --
   Third Quarter                          --           --         31,822         1.72          9,895          --
1997:
   First Quarter                         186         .605         27,752         1.50         10,477          --
   Second Quarter                        186         .605         18,872         1.02          1,835          --
   Third Quarter                          --           --         44,034         2.38         26,686          --
   Fourth Quarter                         --           --          5,366          .29            109          --

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

3.   Cash and cash equivalents

     The Partnership has demand deposit and demand note with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. The balance is due on demand and at September 30, 1998 the interest rate was 7.1%. The amount of the demand note was $18.8 million at September 30, 1998.

4.   Natural gas costs

     The Partnership's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Partnership's production facilities are physically purchased from various suppliers which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

   The Partnership has entered into firm contract to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Partnership has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1998, 1999 and 2000, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Unrealized gains from forward pricing positions totaled $9.4 million and $29.2 million as of September 30, 1998 and 1997, respectively. The amount recognized by the Partnership will be dependent on prices in effect at the time of settlement.

   For the first nine months of 1998 and 1997, natural gas hedging activities produced cost savings of approximately $5.5 million and $15.1 million, respectively, compared with spot prices.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

             Three months ended September 30, 1998, compared with
                     three months ended September 30, 1997


Volumes and prices for the three-month periods ended September 30, 1998 and 1997 were as follows:

                                      1998                                       1997
                         ----------------------------           -----------------------------------
                             Sales          Average                 Sales               Average
                            Volumes        Unit Price              Volumes             Unit Price
                           (000 tons)       ($/ton)              (000 tons)             ($/ton)
                          ------------    -----------           -------------       ---------------

Ammonia                        83             128                    122                  175
UAN                           207              64                    562                   73
Urea                           77             121                    116                  122

Revenues for the quarter ended September 30, 1998 declined $43.5 million, or 56%, compared with the same quarter in 1997 due to lower nitrogen prices and volumes for all Partnership products. Surplus worldwide nitrogen production continued to put pressure on prices during the 1998 quarter resulting in price reductions of 27%, 12% and 1% for ammonia, UAN and urea, respectively, compared with the 1997 quarter. Volumes were less than the comparable quarter a year ago due to customers' decisions to delay purchases to fill storage and lower demand for winter wheat acres due to drought conditions and the impact of poor wheat prices.

Cost of goods sold as a percentage of revenues increased to 80% for the 1998 quarter from 71% in the 1997 period primarily due to the lower nitrogen selling prices as gas costs increased only slightly during the 1998 quarter compared with the 1997 quarter. The Partnership's natural gas forward pricing activities produced $.4 million in cost savings during the 1998 period compared with $4.0 million in the 1997 quarter.

Interest income increased $123,000 compared with the 1997 period due to lower average levels of cash and short-term investments in 1998.

              Nine months ended September 30, 1998, compared with
                     nine months ended September 30, 1997


Volumes and prices for the nine-month periods ended September 30, 1998 and 1997 were as follows:

                                 1998                             1997
                        -----------------------          -----------------------
                          Sales       Average              Sales       Average
                         Volumes     Unit Price           Volumes     Unit Price
                        (000 tons)    ($/ton)            (000 tons)    ($/ton)
                        ----------   ----------          ----------   ----------
Ammonia                     301         141                  375         189
UAN                       1,455          67                1,525          85
Urea                        339         124                  364         150

Revenues for the nine months ended September 30, 1998 declined $73.5 million, or 29%, compared with the 1997 period due to lower nitrogen prices and volumes for all Partnership products. Surplus worldwide nitrogen production caused nitrogen prices to fall from prior year levels by 25%, 21% and 17% for ammonia, UAN and urea, respectively. Worldwide urea prices have declined due to a lack of purchases by China, a major purchaser of urea in the world markets. Increased urea production in China and the addition of increased nitrogen production in other parts of the world have led to an oversupply of nitrogen and caused prices to decline from prior year levels.

Year-to-date sales volume decreases were primarily attributable to the third quarter customer delays in purchasing to fill storage and lower demand caused by drought conditions and lower crop prices.

Cost of goods sold as a percentage of revenues increased to 75% for the first nine months of 1998 compared with 61% for the 1997 period primarily due to the lower nitrogen selling prices as gas costs decreased only slightly during the nine months ended June 30, 1998. The Partnership's natural gas forward pricing activities produced $5.5 million in cost savings during the 1998 period compared with $15.1 million for the nine months ended September 30, 1997.

Interest income decreased $1.9 million compared with the 1997 period due to lower levels of cash and short-term investments from lower earnings and due to the elimination of the Reserve Amount as a result of the redemption of the non-converted SPUs during the second quarter of 1997.

                        Capital Resources and Liquidity


Net cash provided by operating activities for the first nine months of 1998 was $23.8 million, a decrease of $56.5 million compared with the 1997 period. The reduction in cash provided by operating activities was principally due to lower net income in 1998.

The Partnership's principal needs for funds are for support of its working capital, distributions to Partners, and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities and, to the extent permitted thereunder, from funds available under the Operating Partnership's revolving credit facility. Under certain circumstances an affiliate of the Partnership may advance funds to the Partnership under a demand note. At September 30, 1998, the Operating Partnership had $18.0 million of unused borrowing capacity under its revolving credit facility, and had $18.8 million outstanding under a demand note with an affiliate. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions on the Common Units are cumulative to the extent that, for any calendar quarter, if a distribution of at least $.605 is not paid to the holders of the Common Units, the amount of the shortfall (plus any arrearages from prior quarters) will be paid out of Available Cash in subsequent quarters before any incentive distributions are paid to the General Partner. During the first nine months of 1998, the Partnership paid $66.8 million in distributions to its Partners. As of September 30, 1998, there is no distribution arrearage for the Common Units.

On October 22, 1998, Terra Nitrogen Company, L.P. announced there would be no cash distribution for the quarter ended September 30, 1998 since there was no Available Cash for distribution for the quarter.

Finished products inventory increased $16.1 million and $8.8 million from the December 31, 1997 and the September 30, 1997 balances, respectively, primarily due to substantially lower than anticipated UAN sales volumes during the third quarter of 1998.

Accounts payable and accrued liabilities declined $16.1 million from the September 30, 1997 balance principally due to the timing of cash transfers between the Partnership and its affiliates.

Customer prepayments declined $4.7 million from the December 31, 1997 balance. Certain customers prepay for product during the fall and winter months to take advantage of generally favorable pricing conditions. The customers then take delivery of the product as needed during the spring planting season.

                             Capital Expenditures

Capital expenditures totaled $6.5 million for the first nine months of 1998. For the remainder of 1998, the Partnership plans to spend approximately $1 million. Plans for 1998 include urea storage and loading improvements at the Blytheville plant and environmental control, equipment replacement and efficiency improvements at both plants.

                                Year 2000 Issue


The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer programs could fail or produce erroneous results on or before January 1, 2000. This issue affects virtually every company.

The Partnership has assigned dedicated resources to address its Year 2000 issues. Most, but not all, of the Partnership's management information systems environment have been assessed for Year 2000 issues and some remedial actions have been identified in these assessed areas. The impact of remedial actions for areas where an assessment has already been completed is not expected to be material to the Partnership. Some of these actions have already been completed at minimal cost.

The Partnership plans to complete in the first quarter of 1999 an organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities. The Partnership is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the actions or inactions of such third parties may materially affect the Partnership. General contingency planning efforts have recently been initiated for precautionary purposes.

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

The General Partner and its affiliates own 69% of the Common Units as of October 31, 1998. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units may be purchased on the open market and through privately negotiated transactions by affiliates of the General Partner to bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

                          FORWARD LOOKING PRECAUTIONS
                          ---------------------------


Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to the following: general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Corporation's Securities and Exchange Commission filings, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

                          Part II. Other Information

Item 5. Other Matters

        On October 15, 1998 Minorco, the majority shareholder of Terra Industries, Inc., announced its intention to sell its stake in Terra Industries by early 1999. Terra Industries is the indirect parent of the General Partner and the indirect majority owner of approximately 70% of Terra Nitrogen Company, L.P.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

        10.68 Amendment No. 1 dated as of September 30, 1998 to the Amended and Restated Credit Agreement dated as of March 31, 1998 among Terra Capital, Inc.; Terra Nitrogen, L.P.; Nations Bank, N.A.; The Chase Manhattan Bank; and Citibank, N.A., filed as Exhibit 4.5 to Terra Industries Inc. Form 10-Q for the period ended September 30,1 998 (File No. 1-8520), is incorporated herein by reference.

        10.69 Demand Promissory Note dated August 26, 1998 from Terra Nitrogen, L.P., as Payor, to Terra Capital Inc.

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


                                                  TERRA NITROGEN COMPANY, L.P.

                                              By: TERRA NITROGEN CORPORATION
                                                  as General Partner


                                              By: /s/ Francis G. Meyer
                                                  ------------------------------
                                                  Vice President
                                                  (Principal Accounting Officer)


Date: November 12, 1998