Form 10-K
period 1998-12-31
TERRA NITROGEN CO L P /DE
filed 1999-03-25
CIK 879575

================================================================================


                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
     COMMISSION FILE NUMBER 1-10877
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________ to __________

                         TERRA NITROGEN COMPANY, L.P.
            (Exact name of registrant as specified in its charter)

               Delaware                                   73-1389684
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

              TERRA CENTRE                                 51102-6000
            600 FOURTH STREET                              (Zip Code)
            P. O. Box 6000
            SIOUX CITY, IOWA                             (712) 277-1340
  (Address of principal executive offices)       (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                         Name of each exchange
            Title of each class                           on which registered
            -------------------                           -------------------
Common Units Representing Limited Partner Interests     New York Stock Exchange
          Evidenced by Depositary Receipts

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the registrant's Common Units held by nonaffiliates as of the close of business on January 31, 1999 was $55,800,000.

================================================================================

                               TABLE OF CONTENTS

                                                  PART I
                                                  ------

                                                                                                    Page
Items 1 and 2.    Business and Properties......................................................      1

Item 3.           Legal Proceedings............................................................      6

Item 4.           Submission of Matters to a Vote of Unitholders...............................      6


                                                  PART II
                                                  -------

Item 5.           Market for Registrant's Units and Related Unitholder Matters.................      7

Item 6.           Selected Financial Data......................................................      7

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................      9

Item 8.           Financial Statements and Supplementary Data..................................     13

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.....................................................     14


                                                  PART III
                                                  --------

Item 10.          Directors and Executive Officers of the Registrant...........................     15

Item 11.          Executive Compensation.......................................................     16

Item 12.          Security Ownership of Certain Beneficial Owners and Management...............     20

Item 13.          Certain Relationships and Related Transactions...............................     21


                                                  PART IV
                                                  -------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     23

Signatures.....................................................................................     26

Index to Financial Statement Schedules, Reports and Consents...................................    F-1

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

  Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 12,779,814 Common Units as of December 31, 1998 and the balance are traded on the New York Stock Exchange under the symbol "TNH". The Common Units are referred to herein individually as a "Unit" and collectively as "Units".

PARTNERSHIP PRODUCTS

  The Partnership is one of the largest U.S. producers and distributors of nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The Partnership's principal products include ammonia, urea and urea ammonium nitrate solution ("UAN"). The Partnership's product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although, to some extent, the various nitrogen fertilizer products are interchangeable, each has its own distinct characteristics which result in agronomic preferences among end users. Farmers determine which type of nitrogen fertilizer to apply depending on the crop, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

  The Partnership's sales mix for each of the years 1998, 1997 and 1996 was (based on tons sold):

                            1998      1997     1996
                            ----      ----     ----
          Ammonia            15%       15%      13%
          Urea               15%       15%      13%
          UAN                 0%       70%      74%
                            ----      ----     ----
                            100%      100%     100%

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

  Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per unit of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied during a shorter period of the growing season. Ammonia must be injected into the soil by specialized equipment, and soil conditions limit its application.

  In addition, in certain areas, especially in lesser developed countries, dealers and farmers lack the equipment necessary to store, ship and apply ammonia and are required to use other forms of nitrogen fertilizer. Ammonia can be upgraded into solid or liquid fertilizers, like urea and UAN, which are easier to transport, store and apply than ammonia.

  Urea. The Partnership produces urea at the Blytheville Plant, by upgrading a portion of its ammonia production. Solid urea is produced by converting ammonia into liquid urea which is then dehydrated, turned into a solid and either prilled or granulated. Prilled materials are the most common form of solid urea. The granular form made by the Partnership may command a modest price premium in certain markets because the consistency in size of the granules (relative to prills) results in a more controllable spreading pattern and better blending characteristics.

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

  The nitrogen content of UAN is typically 28% to 32%. As a liquid, UAN has many advantages over solid fertilizers and gaseous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously rather than in separate applications, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be sprayed on, injected into the soil, or applied through irrigation systems, throughout the growing season. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, has increased in the United States over the past decade, and the Partnership believes this trend, if continued, should increase UAN demand.

MARKETING AND DISTRIBUTION

  The Partnership sells its products primarily in the Central and Southern Plains and Cornbelt regions of the United States. The Partnership's two Plants are located on waterways near the major crop producing and consuming areas of the United States, where the Partnership has ready access to barge, truck and rail transportation at both Plants and an ammonia pipeline at the Verdigris Plant to transport product to its primary markets. The Partnership's products are marketed and distributed through an organization that is based out of Sioux City, Iowa and provides combined services to the Partnership and Terra. For further information on the combined organizations of the General Partner and its affiliates, see "Certain Relationships and Related Transactions".

  All of the Partnership's sales are at the wholesale level. The Partnership's customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, who, in turn, sell directly to farmers. Many dealers maintain storage capacity for year-round inventory as well as application equipment. The majority of the Partnership's sales of nitrogen fertilizer is made to dealers. For the year ended December 31, 1998, sales to Terra totaled $26.3 million, or 10.5% of the Partnership's sales. For a description of the Partnership's sales to affiliates of the General Partner, see "Certain Relationships and Related Transactions". No other customer accounted for greater than 10% of the Partnership's 1998 sales.

  The Partnership occasionally exports UAN through an export marketing association comprised of four domestic UAN producers.

  Transportation. The Partnership transports product primarily via barge and railcar. Additionally, the Partnership uses trucks to transport smaller quantities of product, and the Verdigris Plant distributes ammonia through a common carrier pipeline. In addition, various supply terminals and transportation equipment are generally available for the use and benefit of the Partnership and affiliates of the General Partner. The Partnership has access to significant storage capacity throughout the Midwestern U.S. through these supply terminals and by its storing product in various retail service centers of Terra. See "Certain Relationships and Related Transactions."

PRODUCTION FACILITIES

  The following table illustrates the Partnership's gross production capacity and percentage of capacity utilized.

                                                Years Ended December 31,
                                                ------------------------
                                               1998       1997       1996
                                             --------   --------   --------
          Capacity (000s short tons)
               Ammonia                         1,470      1,470      1,470
               Urea                              480        480        480
               UAN                             2,210      2,210      2,210
                                               -----      -----      -----
          Total                                4,160      4,160      4,160

          Capacity Utilization*                  104%       105%       105%

          * Capacity utilization is determined by dividing the gross tons of product produced by the tons of capacity at expected operating rates and onstream factors.

  Verdigris Plant. The Verdigris facility is located at the Port of Catoosa, in Rogers County, Oklahoma. On the Verdigris site are the Verdigris Plant and the Port Terminal. The Verdigris Plant is owned in fee by the Partnership, while the Port Terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest is scheduled to expire on April 30, 2004, and the Partnership has the option to renew the lease for an additional term of five years. The Verdigris Plant consists of two ammonia plants, two nitric acid plants and two UAN solution plants. The Verdigris Plant produces primarily ammonia and UAN solution. In 1998, approximately 71% of its ammonia production was converted into UAN. In addition, the Verdigris Plant also contains carbon dioxide and argon recovery facilities. The Verdigris Plant's sale of by-product carbon dioxide and argon reduces the cost of production of nitrogen products. The Verdigris Plant transports its products by barge, truck, rail and pipeline. The Partnership's assets at the Verdigris Plant are subject to an encumbrance in favor of lenders.

  Blytheville Plant. The Blytheville Plant is located in Mississippi County, Arkansas, adjacent to the Mississippi River. The Blytheville Plant consists of an ammonia plant, a granular urea plant and a UAN solution plant. In 1998, approximately 65% of its ammonia was converted into granular urea and UAN. The ammonia facility at the Blytheville Plant is leased from the City of Blytheville at a nominal annual rental. The lease term is scheduled to expire on November 30, 2004, and the Partnership has the option to extend the lease for eleven successive terms of five years each at the same rental rate. The Partnership has the unconditional right to purchase the Plant for a nominal price at the end of the lease term (including any renewal term). The urea facility is also leased from the City of Blytheville. The lease is scheduled to expire on November 1, 2005, and the Partnership has the option to renew the lease for three successive periods of five years each at a nominal annual rental. The Partnership also has an option to purchase the property for a nominal price. The Blytheville Plant has access to a distribution system which includes rail, truck and barge transportation. This distribution network gives the Blytheville Plant the flexibility to serve the Eastern U.S. fertilizer markets. The Partnership's assets at the Blytheville Plant are subject to an encumbrance in favor of lenders.

  Terminal Facilities. The Partnership owns and operates four terminals used in the storage and distribution of product to customers. The Dublin Terminal, a UAN terminal owned by the Partnership in fee, is located in Henry and Wayne Counties, Indiana. The Blair Terminal, an ammonia and UAN terminal facility in which the Partnership holds a fee interest and a leasehold interest, is located in Washington County, Nebraska. The Pekin Terminal, a UAN terminal in which the Partnership holds a leasehold interest, is located in Tazewell County, Illinois. The Shattuc Terminal, a UAN terminal owned by the Partnership in fee, is located in Clinton County, Illinois. The leasehold portions of both the Blair Terminal and the Pekin Terminal properties are leased from Conoco Inc. under a capital lease. The lease is scheduled to terminate on November 30, 2000. The Partnership has an option to purchase these properties for a nominal price at the end of the lease term. In addition, as of December 31, 1998, the Partnership had access to leased space in 78 terminals located in numerous states.

RAW MATERIALS

  Natural gas is the primary raw material used in the production of ammonia and is also the primary fuel used in the Partnership's ammonia production processes. The Partnership purchases natural gas from unaffiliated sources. The purchase, transportation and forward pricing activities of natural gas account for a large majority of the Partnership's production costs, and represented 54% of total costs and expenses during 1998. A significant increase in the price of natural gas that is not recovered through an increase in nitrogen fertilizer prices would have a material adverse effect on the Partnership's profitability and cash flow. Annual gas usage in the Partnership's Plants is approximately 56 million MMbtus (million British Thermal Units). The Partnership has entered into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies.

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

  The settlement dates for such financial instruments are scheduled to coincide with gas purchases during such future periods. These instruments reference physical natural gas prices or appropriate NYMEX futures contract prices. The contracts' physical prices are frequently based on the Henry Hub Louisiana price, which is the most common and financially liquid location of reference for financial derivatives related to natural gas; however, natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in price of physical gas. Therefore, the Partnership has entered into basis swaps to maintain fixed prices for the location basis differential. As of December 31, 1998, the Partnership had effectively fixed or capped the price of a portion of its natural gas requirements for 1999 and 2000 in line with its gas procurement policy mentioned above. Liquidation of these financial derivatives based on December 31, 1998 market prices would have resulted in a loss of $4.9 million.

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

  Blytheville Plant Supply. The Partnership has agreements for the transportation of natural gas to the Blytheville Plant. The primary term of the agreements expires on May 1, 2001.

SEASONALITY AND VOLATILITY

  Nitrogen fertilizer is a global commodity and generally has no proprietary distinction. The U.S. nitrogen fertilizer business is both seasonal and volatile due to a number of factors that affect U.S. and world supply and demand. Approximately 60% of all nitrogen fertilizer consumed in the United States is applied on acreage used for growing corn and wheat. Because of its dependence on U.S. agricultural markets, the Partnership's business is seasonal to the extent that the Partnership typically realizes higher prices and accordingly more revenues on its products in the second quarter. The seasonality of the Partnership's business is the result of the U.S. agricultural growing season, which imposes the need to build inventories for the annual peak periods of fertilizer application and generally results in higher fertilizer prices during such peak periods. Prices for fertilizer typically peak in the spring, drop in the summer, increase in the fall (as depleted inventories are restored) through the spring. However in 1997 and 1998, as discussed below, nitrogen fertilizer prices declined during the summer and continued to decline during the fall and winter as a result of increased production capacity in the industry.

  In recent years, additional UAN storage capacity has been built which allows the Partnership's customers to purchase more product during the fall and winter months. As a result, there may be a shift in Partnership UAN sales from the first and second quarters of the year to the third and fourth quarters. While the third and fourth quarter sales volume may now generally be expected to represent a higher percentage of the annual sales volume, the second quarter continues to be the Partnership's strongest quarter producing the highest sales volume and earnings.

  The Partnership's revenues are dependent on U.S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions (particularly during periods of high fertilizer application), current and projected grain stocks and prices, grain export prices and supports, and the U.S. government's agricultural policy. U.S. governmental policies were designed to regulate or influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices in order to mitigate price and grain inventory volatility. The enactment of the Federal Agriculture Improvement and Reform ("FAIR") Act during 1996 ended government acreage reduction and production control measures and allowed farmers more flexibility in planting. As a result, additional acres were brought into production during 1996 and this increase in acreage production, if sustained, could have a positive impact on the fertilizer industry over the next few years. However, during 1997 and 1998, the impact of the increase in acreage production was more than offset by increased nitrogen fertilizer production capacity from new plants and expansion of existing plants by competitors (see "Competition").

  Nitrogen fertilizer producers experienced favorable market conditions in 1995 and 1996 which led to increased supply since 1997 through the construction of new plants and expansion of existing facilities. Future nitrogen fertilizer prices will depend on, among other things, to what extent increased worldwide supply will be absorbed by increased demand or to what extent marginal production capacity is shut down.

COMPETITION

  The nitrogen fertilizer industry is highly competitive. Competition takes place largely on the basis of price, reliability and deliverability. The relative cost and availability of natural gas, the efficiency of production facilities and the ability to transport finished goods to end users are important competitive factors. The Partnership's domestic competitors include large farm cooperatives, other independent fertilizer companies and subsidiaries or divisions of larger energy companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those of the Partnership. Some of the Partnership's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than is the Partnership. Countries with inexpensive sources of natural gas, particularly those in the former Soviet Union and the Middle East, can produce nitrogen fertilizers at a low cost. However, political instability and transportation costs can serve as deterrents to exporting nitrogen fertilizers to the U.S. Favorable market conditions in the mid-1990s have resulted in nitrogen fertilizer production capacity increases, and additional capacity started up in 1998 with more expected in the next few years. If increasing demand is insufficient to absorb new supplies generated by these facilities, profit margins could decline further in future periods.

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

  The General Partner is responsible for the management of the Partnership. As of December 31, 1998, the General Partner had 350 employees. None of the General Partner's employees are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

LIMITED CALL RIGHT

  If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 69% of the Common Units at December 31, 1998. If and when the 75% ownership threshold is met, TNCLP shall give at least 30 but not more than 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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

ITEM 4.  Submission of Matters to a Vote of Unitholders

  Not Applicable.

                                    PART II

ITEM 5.  Market for Registrant's Units and Related Unitholder Matters

  Prior to April 1, 1997, the SPUs of TNCLP were listed and traded on the New York Stock Exchange under the symbol, TNH. After March 31, 1997, the Common Units traded under the symbol TNH on the New York Stock Exchange. The high and low sales prices of the Common Units (previously SPUs) for each quarterly period for 1998 and 1997, as reported on the New York Stock Exchange Composite Tape, were as follows:

                                     1998                     1997
          Quarter               High       Low           High       Low
          -------               ----       ---           ----       ---
          1st                 $30.6250  $26.8125       $45.3750  $35.5000
          2nd                  31.0000   22.3125        43.8750   37.8750
          3rd                  21.0625   18.1250        42.3750   32.2500
          4th                  18.6875    9.3750        38.1875   23.2500

  Based on information received from TNCLP's transfer and servicing agent, the number of registered unitholders as of February 26, 1999 is 693. TNC owned 11,779,814 Common Units as of December 31, 1998.

  The quarterly cash distributions paid to the Units and the General Partner in 1998 and 1997 were as follows:

                                  Amount Per           Amount Per      Amount Distributed
                              Senior Preference          Common        to General Partner
                                     Unit                 Unit
          1998:
           First Quarter                  -               $1.17             $ 3,431,000
           Second Quarter                 -                   -                       0
           Third Quarter                  -                1.72               9,895,000
           Fourth Quarter                 -                   -                       0

          1997:
           First Quarter             $.605*               $1.50             $10,476,778
           Second Quarter             .605*                1.02               1,835,535
           Third Quarter                  -                2.38              26,686,249
           Fourth Quarter                 -                 .29                 109,543

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

ITEM 6.  Selected Financial Data

               SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

  The following table sets forth the Partnership's historical financial and operating data for each of the five years ended December 31, 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                         SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
                                        ----------------------------------------------------------------------
                                                                Year Ended December 31,
                                        ----------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                        ----------     ----------     ----------     ----------     ----------
                                      (Dollars in Thousands, except Income per Unit and Average Realized Prices)
INCOME STATEMENT DATA:
  Revenues                              $  249,434     $  333,959     $  362,730     $  373,325     $  300,269
  Other income                               1,326          1,353            408            650          2,565
                                        ----------     ----------     ----------     ----------     ----------
    Total revenues                         250,760        335,312        363,138        373,975        302,834
  Cost of goods sold                       201,981        219,486        177,502        187,615        193,541
                                        ----------     ----------     ----------     ----------     ----------
    Gross profit                            48,779        115,826        185,636        186,360        109,293
  Operating expenses                         9,179         12,147         13,035         16,840         20,000
                                        ----------     ----------     ----------     ----------     ----------
    Operating income                        39,600        103,679        172,601        169,520         89,293
  Interest expense                          (2,288)        (2,201)        (1,210)        (1,748)        (3,575)
  Interest income                            1,463          3,660          6,242          4,696          2,038
                                        ----------     ----------     ----------     ----------     ----------
Income before extraordinary expense     $   38,775     $  105,138     $  177,633     $  172,468     $   87,756
                                        ==========     ==========     ==========     ==========     ==========
Income before extraordinary expense
    per limited partner unit            $     1.60     $     4.17     $     6.35     $     6.55     $     4.57
                                        ==========     ==========     ==========     ==========     ==========

BALANCE SHEET DATA (AT PERIOD END):
  Net property, plant and equipmen      $  164,689     $  169,533     $  172,771     $  177,358     $  179,028
  Total assets                             236,077        253,828        306,668        338,123        316,645
  Long-term debt and capital lease
    obligations, including current
    maturities                               8,965         10,036          4,198          5,702         42,450
Partners' capital                          178,755        206,775        243,744        286,356        236,879

OPERATING DATA:
  Production (000's tons): (a)
    Ammonia-net of upgrades                    485            487            397            427            535
    UAN                                      2,270          2,299          2,286          2,158          1,890
    Urea                                       492            496            447            453            424
      Total production                  ----------     ----------     ----------     ----------     ----------
                                             3,247          3,282          3,130          3,038          2,849
  Sales Volume (000's tons): (a)
    Ammonia                                    456            475            394            451            541
    UAN                                      2,151          2,249          2,324          2,133          1,884
    Urea                                       453            496            419            455            418
                                        ----------     ----------     ----------     ----------     ----------
      Total sales                            3,060          3,220          3,137          3,039          2,843
  Average realized prices ($/ton)
    Ammonia                             $      129     $      183     $      186     $      199     $      174
    UAN                                         64             79             92             93             77
    Urea                                       115            139            179            187            147

(a) Sales volume differs from production due to the purchase and resale by the Partnership of ammonia, UAN and Urea as well as changes in the quantities of inventory of each of the products of the Partnership.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS THAT AFFECT OPERATING PERFORMANCE

  Factors that may affect the Partnership's future operating results include: the relative balance of supply and demand for nitrogen fertilizers, the number of planted acres, the effects general weather patterns have on timing and duration of field work for crop planting and harvesting, the availability and cost of natural gas, the effect of environmental legislation on demand for the Partnership's products, the availability of financing sources to fund seasonal working capital needs, and the potential for interruption due to accident or natural disaster.

  Although the Partnership's revenues are principally domestic, nitrogen fertilizer is a global commodity thus the worldwide relative balance of supply and demand for nitrogen fertilizer can impact Partnership sales. Worldwide demand is affected by the growing population and improving economies in developing countries. Worldwide capacity and the availability of nitrogen product exports from major producing areas affect supply. Due to several years of favorable economics in the industry, capacity additions in the form of new and expanded production facilities have been undertaken. The new nitrogen fertilizer supplies that have come on-stream have adversely impacted profit margins until increased demand is sufficient to absorb new supplies or marginal production capacity is shut down.

  Demand for nitrogen fertilizer in the United States comes primarily from the agricultural market. Approximately 60% of all nitrogen fertilizer is applied to acreage for corn and wheat. The enactment of the FAIR Act in 1996 ended government acreage reduction and production control measures and allowed farmers more flexibility in planting. Changes in corn and wheat acreages can have a significant effect on the demand for the Partnership's products.

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

  The Partnership's margins are also influenced by the cost of natural gas, the primary raw material in the production of nitrogen fertilizers. In 1998, natural gas costs accounted for approximately 54% of the Partnership's total costs and expenses. It is the policy of the Partnership to hedge 40-80% of its natural gas requirements for a one-year period, and up to 50% of its requirements for the subsequent two-year period. The Partnership manages the market price volatility of natural gas prices through the use of derivative commodity instruments. Changes in the market value of these instruments have a high correlation to changes in the spot price of natural gas. The fair value of these instruments is estimated based on quoted market prices from brokers and computations prepared by the Partnership. Annual procurement requirements for natural gas are approximately 56 million MMbtu. The Partnership has hedged 59% of its 1999 requirements and 15% of its 2000 requirements. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 31, 1998, the Partnership's market risk exposure related to future natural gas requirements being hedged was $7.4 million based on the sensitivity analysis. This hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for natural gas purchases.

  The Partnership's business is highly seasonal with the majority of sales occurring during the second quarter in conjunction with spring planting activity. Due to the seasonality of the business and the relatively brief periods during which products can be used by customers, the Partnership builds inventories during the first quarter of the year to ensure timely product availability during the peak sales season. For its current level of sales, the Partnership requires lines of credit to fund inventory increases and to support customer credit terms. The Partnership believes that its credit facilities are adequate for expected sales levels in 1999.

  The Partnership is subject to federal, state, and local environmental, health, and safety laws and regulations, particularly relating to air and water quality. In the course of its ordinary operations, the Partnership generates wastes that may fall within the definition of "hazardous substances" under federal or state laws. The Partnership's production facilities and storage locations require ongoing operating expenditures to remain in compliance with environmental regulations. These operating costs consist largely of items related to electrical and chemical usage, waste disposal, laboratory analysis and fees for outside consultants and contractors.

  The Partnership's operations may be subject to significant interruption if one or more of its facilities were to experience a major accident or other natural disaster. The Partnership currently maintains insurance (including business interruption insurance) and expects that it will continue to do so in an amount that it believes is sufficient to allow the Partnership to withstand major damage to any of its facilities.

RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Partnership due to adverse changes in financial and commodity market prices and rates. The Partnership uses derivative financial instruments to manage risk in the area of changes in natural gas prices.

  It is the general policy of the Partnership to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. Management of the Partnership may not engage in activities that expose the Partnership to speculative or non-operating risks. Management is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with the overall business objectives of the Partnership. Derivatives are used to manage operating risk within the limits established by the Partnership's Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to hedge firm commitments and forecasted commodity purchase transactions.

RESULTS OF OPERATIONS: 1998 COMPARED WITH 1997

  The Partnership's sales volumes and prices for the twelve months ended December 31, 1998 and 1997 were as follows:

                                        1998                                           1997
                          ------------------------------------        -------------------------------------
                           Sales Volume       Avg. Unit Price           Sales Volume       Avg. Unit Price
                            (000 tons)           ($ / ton)               (000 tons)           ($ / ton)
                            ----------           ---------                ---------           ---------
          Ammonia                456                 129                       475                183
          UAN                  2,151                  64                     2,249                 79
          Urea                   453                 115                       496                139

  Revenues for the year ended December 31, 1998 declined $84.5 million, or 25%, primarily due to lower sales prices for all products and to a lesser degree, lower sales volumes. Nitrogen prices fell during 1998 due to lower worldwide demand for urea, increased nitrogen production capacity and erratic weather patterns in the Partnership's markets.

  Wet weather in some Midwestern areas during the spring and drought conditions in the Southwest led to lower demand for UAN. As a result of increased UAN availability and lower alternate nitrogen prices, the Partnership's UAN average unit sale price declined 19% compared with 1997. In addition, lower grain prices caused some growers to delay post-harvest fertilizer applications, and anticipated continued price weakness caused some fertilizer dealers to delay filling inventories with urea and solutions.

  Urea average unit sales price declined 17% in 1998 compared with 1997 due to the continuation of a significant reduction in China's purchases in the world markets. China had been a major purchaser of urea for import prior to 1997, but increased production in that country led to elevated inventories and a ban on all urea imports until the inventories are reduced. This created excess supply in the world markets and led to significantly lower prices during 1998.

  Cost of goods sold as a percentage of revenues increased to 81% for 1998 from 65% in 1997 due to lower sales prices somewhat offset by lower natural gas costs. The Partnership's natural gas costs decreased 5% in 1998 compared with 1997. The Partnership's forward pricing activities produced $5.9 million in cost savings compared with spot market natural gas prices during 1998 compared with $25.6 million in cost savings in 1997.

  Operating expenses decreased $3.0 million, or 25%, due to lower pension, administrative and overhead expense allocations from TNC and Terra.

  Interest expense was essentially unchanged in 1998 compared to 1997.

  Interest income declined $2.2 million during 1998 due to lower levels of cash and short-term investments, the result of decreased profitability.

  Net income per limited partner unit is computed by dividing net income, less an approximate 24% and 26% share allocable to the General Partner for the years ended December 31, 1998 and 1997, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels, which were not met. Available Cash for 1998 decreased $103.6 million from 1997 due primarily to lower net income in 1998.

1997 COMPARED WITH 1996

  The Partnership's sales volumes and prices for the twelve months ended December 31, 1997 and 1996 were as follows:

                                        1997                                           1996
                          ------------------------------------        -------------------------------------
                           Sales Volume       Avg. Unit Price           Sales Volume       Avg. Unit Price
                            (000 tons)           ($ / ton)               (000 tons)           ($ / ton)
                            ----------           ---------               ----------           ---------
          Ammonia                475                 183                      394                  186
          UAN                  2,249                  79                    2,324                   92
          Urea                   496                 139                      419                  179

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

  Urea sales prices declined 22% in 1997 compared with 1996 due to a significant reduction in China's purchases in the world markets. China has been a major purchaser of urea, but increased production in that country led to elevated inventories and a ban on all urea imports until the inventories are reduced. This created excess supply in the world markets and led to significantly lower prices during 1997.

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

  Cost of goods sold as a percentage of revenues increased to 65% for 1997 from 49% in 1996 due to lower sales prices and higher natural gas costs. The Partnership's natural gas costs increased 29% in 1997 compared with 1996. The Partnership's forward pricing activities produced $25.6 million in cost savings compared with spot market natural gas prices during 1997 compared with $37.1 million in 1996.

  Operating expenses in 1997 decreased $.9 million, or 7%, due primarily to $3.4 million lower administrative and overhead expense allocations offset by $2.8 million higher freight and transportation allocations from TNC and Terra.

  Interest expense increased $1 million in 1997 due to the discount on accounts receivable sold under the accounts receivable securitization facility and to the borrowing under the revolving credit agreement used to fund the redemption of the Senior Preference Units.

  Interest income declined $2.6 million during 1997 due to lower levels of cash and short-term investments and the elimination of the Reserve Amount.

  Net income per limited partner unit is computed by dividing net income, less an approximate 26% and 33% share allocable to the General Partner for the years ended December 31, 1997and 1996 respectively, by 18,501,576 limited partner units for the year ended December 31, 1997 and by 18,808,778 limited partner units for the year ended December 31, 1996.

  The net income allocated to the General Partner decreased to 26% for the year ended December 31, 1997 due to the decrease in Available Cash distributed to the General Partner. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels, which were not met. Available Cash for 1997 decreased $82.3 million from 1996 due primarily to lower net income in 1997 partially offset by the elimination of the $18.5 million Reserve Amount and to an increase in 1996 Available Cash as a result of the impact of TNCLP's participation in an accounts receivable securitization facility.

CAPITAL RESOURCES AND LIQUIDITY

  Net cash provided by operating activities for 1998 was $45.2 million, a decrease of $65.8 million from 1997, principally due to lower net income. Working capital decreased $19.4 million primarily due to an increase of $19.8 million in inventories, the result of substantially lower than anticipated sales, and an increase of $2.7 million in accounts receivable offset by an increase of $15.0 million in the amounts due to affiliates and a decrease of $30.2 million in cash.

  The Partnership's principal needs for funds are to support its working capital requirements, distributions to partners, if any, and capital expenditures. The Partnership intends to fund such needs from net cash provided by operating activities, and, to the extent permitted thereunder, from funds available under the Operating Partnership's revolving credit facility. At December 31,1998, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to partners, if any, and fund the Partnership's capital expenditures during 1999.

  Quarterly distributions to the partners of TNCLP are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to all partners were $66.8 million in 1998 and $135.5 million in 1997.

  Distributions on the Common Units are cumulative to the extent that, for any calendar quarter, if a distribution of at least $0.605 is not paid to the holders of the Common Units, the amount of the shortfall (plus any arrearages from prior quarters) will be paid out of Available Cash in subsequent quarters before any incentive distributions are paid to the General Partner. As of December 31, 1998, the accumulated distribution arrearage for the Common Units was $11.2 million ($.605 per unit). The Partnership's accumulated arrearage will likely increase by $11.2 million ($.605 per unit) as no distributions were declared in early 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 1999. The Partnership will adopt SFAS 133 effective January 1, 2000. At this time, the Partnership has not determined the impact of SFAS 133 on its results of operations, financial position, or cash flows.

YEAR 2000 ISSUE

  The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer applications could fail or create erroneous results near January 1, 2000. This issue affects virtually every company.

  The Partnership relies upon Terra to provide Management Information Systems services.

  Terra has assigned dedicated resources to address its year 2000 issues with a Year 2000 Steering Committee providing management oversight and coordination. The Partnership has also published Year 2000 Information and Disclosures on Terra's website (http://www.terraindustries.com). In general, management
                 -------------------------------
believes the "State of Readiness" for the Partnership is such that it will be ready for Year 2000 issues on time.

  Terra's management information systems (MIS) environment has been assessed for Year 2000 issues and some remedial actions have been identified. The cost of remedial actions for the MIS area is not material to the Partnership. Nearly all of these remedial actions are complete with minimal cost. Testing is substantially complete with minimal cost. Testing is substantially complete with the mainframe hardware systems and the associated software, with the exception of a few software packages originally purchased from third parties that are scheduled to be updated in 1999.

  Terra recently completed an organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities. Some remedial actions have been identified in a few areas and the cost of these remedial actions is not expected to be material to the Partnership.

  Terra is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the action or inaction of third parties may materially affect the Partnership. An initial assessment of key third parties, including utility suppliers, has been completed and some follow up is ongoing.

  Although Terra expects that there will be no significant adverse consequences relating to its Year 2000 issues, the Partnership believes its most reasonably likely worst case Year 2000 scenario involves the interruption of its manufacturing facilities due to failed utility supplies or some other cause. The Partnership has in place contingency plans to deal with such interruptions, although restarting these facilities may be dependent on the resumption of utilities from sole source suppliers. Other general contingency planning efforts continue to be evaluated and refined for precautionary purposes.

  Terra anticipates that it will complete all assessment, remediation, testing, and contingency planning efforts for Year 2000 issues in the third quarter of 1999. Based on substantial completion of activities to date, the Partnership anticipates that Year 2000 issues, including the historical and estimated costs of remediation, will not have a material effect on its business, results of operations or financial condition. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Partnership or third parties could have a material adverse affect on the Partnership.

FORWARD LOOKING PRECAUTIONS

  Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agricultural industry, competitive factors and pricing pressures (principally, sales prices of nitrogen products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the "Factors that Affect Operating Results" section of this discussion.

ITEM 8.  Financial Statements and Supplementary Data

  The consolidated financial statements of the Partnership together with the report thereon of Deloitte & Touche LLP, independent auditors, appears on pages F-2 through F-14 of this report. See Index to Financial Statements on page F-1.

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

 Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

                                                         First              Second               Third         Fourth
                                                        Quarter             Quarter             Quarter        Quarter
                                                       ---------           ---------           ---------      ---------
                           1998
                           ----
    Revenues                                            $ 48,916           $ 100,831           $ 33,608       $  67,405
    Gross profit                                           8,321              31,501              6,758           2,199
    Net Income                                             5,801              28,166              4,672             136
    Net Income per limited partnership unit                 0.31                1.09               0.19*           0.01

                           1997
                           ----
    Revenues                                            $ 74,179           $ 105,601           $ 77,120       $  78,412
    Gross profit                                          31,670              45,347             22,127          16,682
    Net Income                                            29,792              42,937             18,719          13,690
    Net Income per limited partnership unit                 1.44                1.24               0.78            0.71


* The 1998 third quarter net income per unit has been restated to correct for the allocation of income between the general partner and the limited partners to be in accordance with the partnership agreement.


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

DIRECTORS:                   AGE  POSITION WITH THE GENERAL PARTNER (POSITION WITH TERRA INDUSTRIES INC.)
Michael L. Bennett.........   45  Director, President and Chief Executive Officer (Executive Vice President and Chief Operating
                                  Officer, Terra Industries Inc.)
Burton M. Joyce............   57  Chairman of the Board of Directors (President and Chief Executive Officer, Terra Industries Inc.)
Dennis B. Longmire.........   54  Director
Francis G. Meyer...........   47  Director (Senior Vice President and Chief Financial Officer, Terra Industries Inc.)
Robert W. Todd.............   71  Director

PRINCIPAL OPERATING EXECUTIVE OFFICERS OF TERRA NITROGEN CORPORATION:
Michael L. Bennett.........   45  Director, President and Chief Executive Officer (Executive Vice President and Chief Operating
                                  Officer, Terra Industries Inc.)
Burton M. Joyce............   57  Chairman of the Board of Directors (President and Chief Executive Officer, Terra Industries Inc.)
S. Wesley Haun.............   51  Vice President--Energy
Charles J. Pero............   50  Vice President--Human Resources
Steven A. Savage...........   54  Senior Vice President--Manufacturing

OTHER EXECUTIVE OFFICERS OF TERRA NITROGEN CORPORATION (INCLUDING OFFICES WITH TERRA INDUSTRIES INC.):
Francis G. Meyer...........   47  Director (Senior Vice President and Chief Financial Officer, Terra Industries Inc.)
Paula C. Norton............   53  (Vice President--Corporate and Investor Relations, Terra Industries Inc.)
George H. Valentine........   50  Vice President and General Counsel (Senior Vice President, General Counsel and Corporate
                                  Secretary, Terra Industries Inc.)

  The Audit Committee of the Board of Directors of TNC is comprised of Messrs. Longmire and Todd. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership.

  Mr. Bennett has been President and Chief Executive Officer of TNC since June 1998 and a director since March 1995. He has been Executive Vice President and Chief Operating Officer of Terra since February 1997; President of Terra Distribution Division from November 1995 to February 1997 and Senior Vice President of Terra from February 1995 to February 1997. He was Senior Vice President, Distribution of Terra International from October 1994 to February 1997. He was Vice President, Northern Division thereof from January 1992 to October 1994.

  Mr. Joyce has been Chairman of the Board of Directors of TNC since June 1998. He has been President and Chief Executive Officer of Terra since May 1991.

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

  Mr. Todd has been a director since March 1995. He was Vice President, Chemical Industry Services for Citibank, N.A. until retiring in June 1990.

  Mr. S. Wesley Haun has been Vice President, Energy since June 1998. He served in three positions for KN Energy Inc., Sr. Vice President, Vice President, Strategic Business Development and Vice President, Marketing & Gas Supply, from 1988 to 1998.

  Mr. Pero has been Vice President, Human Resources since February 1990. He has been a Vice President of Terra since February 1998.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Executive officers and directors are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from the Partnership's executive officers and directors, all of the Partnership's officers, directors and greater than ten percent beneficial owners made all required filings.

ITEM 11.  Executive Compensation

  TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership).

                          SUMMARY COMPENSATION TABLE

                                         Annual Compensation
  -------------------------------------------------------------------------------------------------
            Name and                                                                  Other Annual
      Principal Position                        Year     Salary 1/    Bonus 2/     Compensation 3/
  -------------------------------------------------------------------------------------------------
    Burton M. Joyce                             1998     $686,347          --               $5,863
    Chairman of the Board                       1997      614,539    $375,000                4,154
    of Directors                                1996      543,115     450,000                3,764

    Michael L. Bennett                          1998      339,616          --                2,320
    President and Chief Executive Officer       1997      270,346     120,063                2,120
                                                1996      207,039     108,600                1,943

    Francis G. Meyer                            1998      255,655          --                1,830
    Sr. Vice President and                      1997      239,115      71,224                1,830
    Chief Financial Officer                     1996      223,769      91,800                1,581

    Steven A. Savage                            1998      199,513          --                4,609
    Sr. Vice President,                         1997      172,605      43,401                   --
    Manufacturing                               1996      167,411      50,800                   --

    George H. Valentine                         1998      231,424          --                1,348
    Vice President and                          1997      209,116      82,049                2,120
    General Counsel                             1996      195,654      99,300                1,943
    Lawrence S. Hlobik                          1998      108,731          --                2,800
    Former Chairman and                         1997      225,346     111,413                   --
    President                                   1996      200,385     119,900                   --
   ================================================================================================

   =======================================================================================================
                                                            Long-Term-Compensation
                                                ---------------------------------------------
                                                            Awards                 Payouts
   -------------------------------------------------------------------------------------------------------
                                                Restricted         Securities                   All Other
                                                     Stock         Underlying         LTIP        Compen-
                                                 Award(s)  4/         Options      Payouts         sion5/
   -------------------------------------------------------------------------------------------------------
    Burton M. Joyce                              $  575,0006/              --           --        $30,169
    Chairman of the Board                                  --         162,000           --         26,424
    of Directors                                  1,828,1257/          60,000           --         24,682

    Michael L. Bennett                              287,5006/              --           --         14,922
    President and Chief Executive Office                   --          56,000           --         11,602
                                                    365,6257/          30,000           --          9,022

    Francis G. Meyer                                287,5006/              --           --         10,379
    Sr. Vice President and                                 --          36,000           --          9,478
    Chief Financial Officer                         365,6257/          30,000           --          9,084

    Steven A. Savage                                       --              --           --          7,910
    Sr. Vice President,                                    --          12,500           --          6,818
    Manufacturing                                   134,5507/          11,300           --          6,479

    George H. Valentine                             201,2506/              --           --          9,394
    Vice President and                                     --          36,000           --          8,289
    General Counsel                                 292,5007/          28,000           --          7,986
    Lawrence S. Hlobik                                     --              --           --          4,581
    Former Chairman and                                    --          40,000           --          9,673
    President                                       558,7507/          30,000           --          8,807
   =======================================================================================================

1/  "Salary" includes for 1998 twenty-seven biweekly payments and for all years
-
    includes amounts deferred at the election of the named executive officer under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

2/  "Bonus" includes, for the applicable year of service, amounts awarded under
-
    Terra's Incentive Award Program for Officers and Key Employees and includes amounts deferred at the election of the named executive officer under Terra's Supplemental Deferred Compensation Plan.

3/  "Other Annual Compensation" includes tax reimbursements or "gross-ups"
-
    provided to the named executive officers. While the named executive officers enjoy certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

4/  The restricted stock awards referenced in the table relate to Common Shares
-
    of Terra, not any securities of TNC or TNCLP. The number of restricted Common Shares ("Restricted Shares") held, and the value thereof (shown in parenthesis), at December 31, 1998 by each of the named executive officers is: Burton M. Joyce: 100,000 ($618,750); Michael L. Bennett: 62,000 ($383,625); Francis G. Meyer: 62,000 ($383,625); Steven A. Savage: 13,000
    ($80,438); George H. Valentine: 45,000 ($278,438) and Lawrence S. Hlobik: 0 ($0). During the restricted period, a holder of Restricted Shares is entitled to all benefits incidental to ownership of the Common Shares, including voting the Common Shares and receiving such dividends as from time to time may be declared by the Board of Directors of the Corporation.

5/  "All Other Compensation" includes amounts contributed, allocated or accrued
--
    for the named executive officers under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

6/   On December 14, 1998, Terra's Board of Directors approved, as recommended
--
     by its Personnel Committee, the grant of the following Restricted Shares under Terra's 1997 Stock Incentive Plan: 100,000 to Mr. Joyce; 50,000 to Mr. Bennett; 50,000 to Mr. Meyer; and 35,000 to Mr. Valentine. The closing price per Common Share on the New York Stock Exchange ("NYSE") on the date of award was $5.75. The restrictions lapse upon the earliest of (i) the 30 business day average closing price of the Common Shares on the NYSE is at least $11.50 per share; (ii) a change of control of Terra (as defined in the award); and (iii) the executive remaining employed with Terra until December 15, 2000.

7/   On November 12, 1996, the Personnel Committee of Terra's Board of Directors
--
     approved the grant of 125,000, 25,000, 25,000, 9,200, 20,000 and 25,000
     Restricted Shares under Terra's 1992 Stock Incentive Plan to each of Messrs. Joyce, Bennett, Meyer, Savage, Valentine and Hlobik, respectively. The closing per share price of the Common Shares on the NYSE on the date of award was $14.625. The restrictions lapsed in December 1998 pursuant to action by Terra's Board of Directors for all except Mr. Hlobik; provided, however, that if the executive's employment terminates with Terra (other than by death or disability) prior to the earlier of (i) a change of control of Terra (as defined in the original award), (ii) the achievement of the stock price targets set forth in such original awards or (iii) two years from the date the restrictions lapsed, then such executive is to reimburse Terra an amount equal to the value of the stock on the date of vesting net of income and employment taxes withheld.

     Mr. Hlobik also received a grant of 15,000 Restricted Shares as approved by the Personnel Committee on February 19, 1996. The closing per share price of the Common Shares on the NYSE on the first trading day following the date of award was $12.875. All of Mr. Hlobik's outstanding Restricted Shares were cancelled at the time of his termination of employment.

OPTION YEAR-END VALUE TABLE

     The following table provides information concerning the exercise of stock options during 1998 and the number and value of unexercised options to purchase Terra Common Shares granted under the stock incentive plans of Terra.

===============================================================================================================
                       Number of                        Number of Securities           Value of Unexercised
                     shares acquired       Value       Underlying Unexercised        in-the-Money Options at
       Name          on exercise in       Realized     Options at December 31,         December 31, 1998 1/
                          1998                                 1998
                                                     ----------------------------------------------------------
                                                       Exercisable  Unexercisable   Exercisable  Unexercisable
---------------------------------------------------------------------------------------------------------------
Burton M. Joyce           35,000          $124,688        609,000       253,000       $403,125         $-0-

Michael L. Bennett           -0-               -0-         38,666        47,334            -0-          -0-

Francis G. Meyer             -0-               -0-         45,000        36,000          6,563          -0-

Steven A. Savage             -0-               -0-         11,698        12,102            -0-          -0-

George H. Valentine          -0-               -0-         30,666        33,334            -0-          -0-
===============================================================================================================

1/   Based on the closing price on the New York Stock Exchange-Composite
--
     Transaction of Terra Common Shares on December 31, 1998 ($6.1875).

PENSION PLAN

     The following table shows for employees retiring in 1998 the estimated annual retirement benefit payable on a straight life annuity basis under the Employees' Retirement Plan of Terra (the "Retirement Plan") and Terra's Excess Benefit Plan (the "Excess Benefit Plan"), on a non-contributory basis, which covers Burton M. Joyce and a limited number of other employees, at various levels of accrued service and compensation.

================================================================================

                           Years of Credited Service
 Remuneration
                 ---------------------------------------------------------------
                    5          10         15         20         25         30
--------------------------------------------------------------------------------
 $ 150,000       $12,191   $ 24,382   $ 36,573   $ 48,765   $ 60,956   $ 73,147

   250,000        20,941     41,882     62,823     83,765    104,706    125,647

   500,000        42,816     85,632    128,448    171,265    214,081    256,897

   750,000        64,691    129,382    194,073    258,765    323,456    388,147

 1,000,000        86,566    173,132    259,698    346,265    432,831    519,397
================================================================================

  "Compensation" under the Retirement Plan includes all salaries and wages paid to a participant, including bonuses, overtime, commissions and amounts the participant elects to defer under Terra's Employees' Savings and Investment Plan. Covered earnings are limited by Section 401(a)(17) of the Internal Revenue Code ("Code") to $160,000 in 1998. The above benefits are subject to the limitations of Section 415 of the Code, which provided for a maximum annual payment of approximately $130,000 in 1998. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the Retirement Plan but for such limitations. "Compensation" under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan. Eligible compensation for Burton M. Joyce as of the end of the last calendar year is $1,061,347 and the estimated years of service for Mr. Joyce is 12.

  Certain executive officers of TNC and certain other employees are entitled to the estimated annual retirement benefit under the Retirement Plan and Excess Benefit Plan as set forth in the following table:

================================================================================

                           Years of Credited Service
 Remuneration
                 ---------------------------------------------------------------
                    5          10        15          20         25         30
--------------------------------------------------------------------------------
 $ 150,000       $10,691   $ 21,382   $ 32,073   $ 42,765   $ 53,456   $ 64,147

   250,000        18,441     36,882     55,323     73,765     92,206    110,647

   500,000        37,816     75,632    113,448    151,265    189,081    226,897

   750,000        57,191    114,382    171,573    228,765    285,956    343,147

 1,000,000        76,566    153,132    229,698    306,265    382,831    459,397
================================================================================

  Eligible compensation for the following named executive officers as of the end of the last calendar year is: Michael L. Bennett: $459,679; Francis G. Meyer:
$326,879; Steven A. Savage: $242,914 and George H. Valentine: $313,473. The estimated years of service for each such officer is as follows: Michael L.
Bennett: 25; Francis G. Meyer: 16; Steven A. Savage: 12 and George H. Valentine:
5.

  Eligible compensation for each of the named executive officers includes the salary paid in 1998 to each of the named executive officers plus the bonus paid in 1998 to such executive officers for service in 1997. Amounts reported in the table entitled "Summary Compensation Table" for 1998 include the salary paid to each of the named executive officers in 1998 plus the bonus paid to such executive officers in 1999 for service in 1998.

EMPLOYEE CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  The named executive officers (other than Mr. Hlobik) are parties to Executive Retention Agreements with Terra. These agreements provide for benefits in the event such officer's employment is terminated at any time within two years (three years in the case of Mr. Joyce) following a change of control of Terra (as defined in the agreements) without cause, or by such officer for good reason. The change of control benefits include: (a) continuation of base salary and bonus for two years (three years in the case of Mr. Joyce); (b) continuation of medical and dental benefits for two years (three years in the case of Mr. Joyce); (c) payment of accrued but unpaid compensation; (d) automatic vesting in Terra's Excess Benefit Plan with an addition of two years (a maximum of eight years in the case of Mr. Joyce), to the credited service level and the age of the participant for purposes of computing the accrued benefits under the Excess Benefit Plan; (e) certain outplacement services; and (f) office space and secretarial support for one year for Mr. Joyce. Such benefits are in lieu of any other severance benefits that may otherwise be payable. Compensation earned from other employment shall not reduce the amounts otherwise payable by Terra. Terra also agreed to reimburse each such officer on an after-tax basis for any excise tax incurred as a result of the "excess parachute payment" provisions of the Internal Revenue Code.

Board of Directors Compensation

  Independent directors of TNC receive an annual retainer fee of $15,000 for their directorship, plus a fee of $1,000 for each TNC board meeting attended and each Audit Committee meeting attended. No other director of TNC receives any compensation for serving as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  TNC does not have a compensation committee and executive officer compensation decisions with respect to TNC have been made by Terra and, in the case of those TNC executive officers who are key employees of Terra, by the Personnel Committee of the Board of Directors of Terra. None of the members of the Personnel Committee are employees of Terra or its subsidiaries.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  The entire general partner interest in both TNCLP and the Operating Partnership is owned by TNC and certain limited partner interests in TNCLP are owned by TNC, 600 Fourth Street, Sioux City, Iowa 51101. All the outstanding capital stock of TNC is owned by Terra Capital, Inc., an indirect, wholly-owned subsidiary of Terra. The stock of TNC is pledged as security under the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements. Terra Capital, Inc. also owned, as of December 31, 1998, 1,607,400 Common Units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

  The capital stock of Terra is owned, as of December 31, 1998, in part as follows: 51.1% by Taurus International S.A. and 5.3% by Taurus Investments S.A. Each of Taurus International S.A. and Taurus Investments S.A. is a company incorporated under the laws of Luxembourg as a societe anonyme and is wholly owned by Minorco. Minorco is a company incorporated under the laws of Luxembourg as a societe anonyme and is an international natural resources company with operations in gold, base metals, industrial minerals, paper and packaging and agribusiness. Minorco's address is 9 rue Sainte Zithe, L-2763 Luxembourg City, Grand Duchy of Luxembourg. The capital stock of Minorco is owned in part as follows: approximately 45.6%, directly or through subsidiaries, by Anglo American Corporation of South Africa Limited ("Anglo American"), a publicly held mining and finance company, and approximately 22.5%, directly or through subsidiaries, by De Beers Centenary AG ("Centenary"), a publicly held Swiss diamond mining and investment company. Approximately 37.9% of the capital stock of Anglo American is owned, directly or through subsidiaries, by De Beers Consolidated Mines Limited ("De Beers"), a publicly held diamond mining and investment company. Approximately 29.4% of the capital stock of Centenary and approximately 33.5% of the capital stock of De Beers is owned, directly or through subsidiaries, by Anglo American. De Beers owns approximately 10.9% of Centenary.

  Mr. Nicholas F. Oppenheimer, Deputy Chairman and a director of Anglo American, Chairman and a director of Centenary and De Beers, and a director of Minorco, and Mr. Henry R. Slack, a director of Terra, Chief Executive and a director of Minorco and a director of Anglo American, have indirect partial interests in approximately 6.3% of the outstanding shares of Minorco and approximately 8.7% of the outstanding shares of Anglo American. Mr. Edward G. Beimfohr, Mr. David
E. Fisher and Mr. Anthony W. Lea are directors of Terra and Minorco. Mr. Fisher is also a director of Taurus International S.A. and Taurus Investments S.A. Mr. Lea is also a director of Anglo American and Taurus Investments S.A.

  Set forth below is certain information concerning the beneficial ownership, as of December 31, 1998, of the TNCLP Common Units and the Terra Industries Common Shares, by each person known to TNC to be a beneficial owner of more than 5% of the TNCLP Common Units, by each director of TNC, by each of the Named Executive Officers of TNC, and by all directors and executive officers of TNC as a group.

                                                                                Number of Terra
                                              Number of       Percent of         Common Shares        Percent of
                 Name                           Units           Class         Beneficially Owned         Class
                 ----                           -----           -----         ------------------         -----
       Terra Nitrogen Corporation             11,172,414         60%                       --              --
         600 Fourth Street
         Sioux City, Iowa  51101
       Terra Capital, Inc.                     1,607,400          9%                       --              --
         600 Fourth Street
         Sioux City, Iowa  51101
       Michael L. Bennett                             --         --                   155,311               *
       Lawrence S. Hlobik                             --         --                        --              --
       Burton M. Joyce                                --         --                   992,558               *
       Dennis B. Longmire                             --         --                        --              --
       Francis G. Meyer                               --         --                   176,694               *
       Steven A. Savage                            4,000          *                    38,582               *
       Robert W. Todd                                 --         --                        --              --
       George H. Valentine                            --         --                   148,010               *
       All directors and executive                 4,000          *                 1,558,878               2%
       officers as a group (10 persons)

*Represents less than 1% of class.


1/   Each has sole voting and investment power of all the securities indicated.
-
     The number of Terra CommonShares shown also reflect the ownership of certain restricted Common Shares subject to certain performance related vesting conditions and Common Shares under Terra Employees' Savings and Investment Plan as of December 31, 1998.

2/   Terra Nitrogen Corporation also owns all the general partner interests.
-
     Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly owned subsidiary of Terra Industries Inc.

3/   The number of Terra Industries Common Shares shown as beneficially owned by
-
     Messrs. Bennett, Joyce, Meyer, Savage, Valentine and by all directors and executive officers as a group, include 38,666, 609,000, 45,000, 11,698, 30,666 and 749,695 Common Shares, respectively, as to which such person or group had the right to acquire beneficial ownership pursuant to the exercise, on or before May 4, 1999, of employee stock options. No other individual listed held any employee stock options that are exercisable on or before May 4, 1999.

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

     Such reimbursement includes the costs of compensation and employee benefit plans properly allocable to the Partnership. Because certain of the plans are incentive based, the maximum amount to be reimbursed by the Partnership under such plans cannot be determined in advance. For the years ended December 31, 1998, 1997 and 1996, the General Partner was entitled to reimbursement in the amount of $40.0 million, $24.7 million and $25.9 million, respectively, for the direct and indirect costs and expenses related to the business activities of the Partnership.

     TNC and Terra are parties to an agreement whereby TNC provides certain general and administrative services for certain Terra affiliates. Certain costs and expenses incurred by TNC for providing such services are charged (based on cost) to such affiliates, including the Partnership. Such expenses charged to the Partnership were $5.4 million, $7.2 million and $7.9 million for 1998, 1997 and 1996, respectively.

     Under another agreement between TNC and Terra, certain management and other services, including, advertising, accounting, legal, human resources, insurance and risk management, safety and environmental, and corporate relations are provided by Terra or certain of its affiliates (other than TNC) and charged to Terra affiliates, including the Partnership, as appropriate. Expenses under this agreement charged to the Partnership were $3.7 million, $5.0 million and $5.1 million for 1998, 1997 and 1996, respectively.

     Certain supply terminals and transportation equipment are generally available for use by the Partnership and other Terra affiliates. The costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system are centralized. The Partnership and other Terra affiliates are charged based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for 1998, 1997 and 1996 were $26.1 million, $23.3 million, and $20.5 million, respectively.

     The Partnership sells product to affiliates of the General Partner at market prices and terms. During 1998, 1997 and 1996 the Partnership sold $26.3 million, $41.0 million and $41.4 million, respectively, of nitrogen fertilizer products to affiliates of the General Partner at market prices and terms. Accounts receivable from Terra were $9.0 million and $314,000 at December 31, 1998 and 1997, respectively.

     The Partnership has demand deposit and demand note arrangements with a Terra subsidiary to allow for excess Partnership cash to be deposited with or funds to be borrowed from such affiliate. The balance is due on demand and bears interest based on the Cost Rate under the Accounts Receivable Sale Agreement or the Eurodollar rate under the Credit Agreement, whichever is higher (7.3% and 6.5% at December 31, 1998 and 1997, respectively). Interest income recorded by the Partnership on the demand deposit was $1.6 million and $3.5 million for 1998 and 1997, respectively.

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

     #3.1   Agreement of Limited Partnership of TNCLP.

      3.2   Certificate of Limited Partnership of TNCLP.

      4.1   Deposit Agreement among TNCLP, the Depositary and Unitholders.

     #4.3 Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto).

     #4.4 Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto).

      4.5   Certificate of Limited Partnership of the Operating Partnership.

    #10.1   Agreement of Limited Partnership of the Operating Partnership.

   **10.2 Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

   **10.3 Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

     10.4 Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company.

   **10.5 Transportation Service Agreement dated as of September 1, 1988, among ARKLA Energy Resources, Arkansas Louisiana Gas Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

     10.6 Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991.

     10.8 Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990.

     10.9 Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990.

    10.10 Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented.

    10.11 Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented.

    10.12 Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented.

    10.13 Lease dated February 1, 1972, between Continental Oil Company and Agrico Chemical Company, as supplemented.

    10.14 General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-
            8520), is incorporated herein by reference.

    10.15 General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

    10.16 Receivables and Purchase Agreement dated as of August 20, 1996 among Terra Funding Corporation, Terra Capital, Inc. Certain Financial Institutions and Bank of America National Trust and Savings Association, filed as Exhibit 10.12 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.

    10.17 Purchase and Sale Agreement dated as of August 20, 1996 among Terra International, Inc., Terra Nitrogen, Limited Partnership, Beaumont Methanol, Limited Partnership, filed as Exhibit 10.13 to the Terra Industries Inc. Form 10-Q for the period ended September 30, 1996 (File No. 1-8520), is incorporated herein by reference.

    10.18   1992 Stock Incentive Plan of Terra Industries filed as Exhibit
            10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

    10.19 Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

    10.20 Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

    10.21 Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

    10.22 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993 (file no. 1-8520), is incorporated herein by reference.

    10.23 Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995 (file no. 1-
            8520), is incorporated herein by reference.

    10.24 Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

    10.25 Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.11 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

    10.26 Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

    10.27 Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit
            10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

    10.28   1997 Stock Incentive Plan of Terra Industries, filed as Exhibit
            10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

    10.29 Amended Demand Deposit Agreement, dated as of August 20, 1996, among Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as
            Exhibit 10.62 to TNCLP's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

    10.30 Demand Promissory Note dated August 26, 1998 from Terra Nitrogen L.P., as Payor, to Terra Capital Inc. filed as Exhibit 10.69 to TNCLP's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

    10.31 Amended and Restated Credit Agreement dated March 31, 1998 (the "1998 Credit Agreement") among Terra Capital, Inc., Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. (without exhibits or schedules), filed as Exhibit 4.4 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1998 (File No. 1-8520), is incorporated herein by reference.

    10.32 Amendment No. 1 dated as of September 30, 1998 to the 1998 Credit Agreement, filed as Exhibit 4.5 to Terra Industries' Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8520), is incorporated herein by reference.

    10.33 Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1997 (File No. 1-8520), is incorporated herein by reference.

    10.34 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1997 (File No. 1-8520), is incorporated herein by reference.

    10.35 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference .

    10.36 1998 Incentive Award Program for Officers and Key Employees of Terra Industries, filed as Exhibit 10.1.16 to the Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1998 (File No. 1.8520), is incorporated herein by reference.

    10.37   Executive Retention Agreement for Burton M. Joyce filed as Exhibit
            10.1.18 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

    10.38 Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

    10.39 1999 Incentive Award Program for Officers and Key Employees of Terra Industries filed as Exhibit 10.1.20 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

    27      Financial Data Schedule (EDGAR only).

    99.1 Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.



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

     Exhibits 10.18 through 10.28 and 10.33 through 10.39 are incorporated herein by reference.

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

                                    Terra Nitrogen Company, L.P.

                                    By:  Terra Nitrogen Corporation,
                                         as General Partner


                                    By:  /s/ Francis G. Meyer
                                         -----------------------------------
                                         Francis G. Meyer
                                         Vice President
                                         (Principal Financial Officer)

Dated:  March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 18, 1999 and in the capacities indicated.

     Signature                                Title

/s/ Burton M. Joyce             Chairman of the Board of Directors
------------------------
(Burton M. Joyce)               of Terra Nitrogen Corporation


/s/ Michael L. Bennett          Director, President and Chief Executive Officer
------------------------
(Michael L. Bennett)            of Terra Nitrogen Corporation


/s/ Dennis B. Longmire          Director of Terra Nitrogen Corporation
------------------------
(Dennis B. Longmire)


/s/ Francis G. Meyer            Director of Terra Nitrogen Corporation
------------------------
(Francis G. Meyer)


/s/ Robert W. Todd              Director of Terra Nitrogen Corporation
------------------------
(Robert W. Todd)

                         INDEX TO FINANCIAL STATEMENTS

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                        OF TERRA NITROGEN COMPANY, L.P.


                                                                                                         Page
Independent Auditors' Report                                                                             F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997..........................................   F-3
Consolidated Statements of Income for the Years ended December 31, 1998, 1997 and 1996................   F-4
Consolidated Statements of Partners' Capital for the Years ended December 31, 1998, 1997 and 1996.....   F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996............   F-6
Notes to Consolidated Financial Statements............................................................   F-7

     All financial statement schedules are omitted because they are either not required, not applicable or the information is shown in the financial statements or in the notes to financial statements.

                         INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS
TERRA NITROGEN COMPANY, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) as of December 31, 1998 and 1997 and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Omaha, Nebraska
February 5, 1999

                         Terra Nitrogen Company, L.P.
                          Consolidated Balance Sheets

                                                                                            At December 31,
(in thousands)                                                                       1998                         1997
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents:
    Cash and cash equivalents                                                      $     12                     $     60
    Demand deposit with affiliate                                                     1,082                       31,208
                                                                                   --------                     --------
                                                                                      1,094                       31,268
  Receivables:
    Trade                                                                             4,695                        1,542
    Other                                                                             1,968                        2,465
  Inventory:
    Finished products                                                                32,644                       19,241
    Materials and supplies                                                           17,811                       11,437
  Prepaid expenses and other current assets                                           2,440                        2,311
                                                                                   --------                     --------
        Total current assets                                                         60,652                       68,264

Property, plant, and equipment, net                                                 164,689                      169,533

Other assets                                                                         10,736                       16,031
                                                                                   --------                     --------
        Total assets                                                               $236,077                     $253,828
                                                                                   ========                     ========

Liabilities and partners' capital
Current Liabilities:
  Accounts payable                                                                   14,459                       14,869
  Payable to affiliates                                                              23,587                        8,560
  Accrued liabilities                                                                 4,513                        3,095
  Customer prepayments                                                                  482                        4,746
  Current portion of capital lease obligations                                        1,119                        1,070
                                                                                   --------                     --------
        Total current liabilities                                                    44,160                       32,340

Long-term debt and capital lease obligations                                          7,846                        8,966

Long-term payable to affiliates                                                       5,316                        4,687
Other long-term obligations                                                               -                        1,060

Partners' capital:
  Limited partners' interests - common unitholders                                  188,773                      212,665
  General partners' interest                                                        (10,018)                      (5,890)
                                                                                   --------                     --------
        Total partners' capital                                                     178,755                      206,775
                                                                                   --------                     --------
        Total liabilities and partners' capital                                    $236,077                     $253,828
                                                                                   ========                     ========

See notes to consolidated financial statements

                         Terra Nitrogen Company, L.P.
                       Consolidated Statements of Income

                                                                          Year ended December 31,
(in thousands, except per-unit amounts)                     1998                  1997                  1996
---------------------------------------------------------------------------------------------------------------
Revenues
Net sales                                                 $249,434              $333,959               $362,730
Other income - net                                           1,326                 1,353                    408
                                                          --------              --------               --------
                                                           250,760               335,312                363,138

Cost of goods sold                                         201,981               219,486                177,502
                                                          --------              --------               --------
Gross profit                                                48,779               115,826                185,636

Operating expenses                                           9,179                12,147                 13,035
                                                          --------              --------               --------
Income from operations                                      39,600               103,679                172,601

Interest expense                                            (2,288)               (2,201)                (1,210)
Interest income                                              1,463                 3,660                  6,242
                                                          --------              --------               --------
Net income                                                $ 38,775              $105,138               $177,633
                                                          ========              ========               ========

Net income allocable to limited partners' interest        $ 29,577              $ 77,545               $119,458
                                                          ========              ========               ========

Net income per limited partnership unit                   $   1.60              $   4.17               $   6.35
                                                          ========              ========               ========

See notes to consolidated financial statements

                         Terra Nitrogen Company, L.P.
                 Consolidated Statements of Partners' Capital

                                                      Limited Partners' Interests
                                                      ---------------------------
                                                       Senior                                   General
                                                     Preference          Common                Partner's         Total Partners'
(in thousands, except for Units)                    Unitholders          Unitholders            Interest             Capital
--------------------------------------------------------------------------------------------------------------------------------
Partners' capital at December 31, 1995               $ 226,285               $ 37,768         $    22,303              $ 286,356
Net income                                              86,607                 32,851              58,175                177,633
Distributions                                         (105,409)               (39,983)            (74,853)              (220,245)
                                                     ---------               --------         -----------              ---------

Partners' capital at December 31, 1996                 207,483                 30,636               5,625                243,744
Net income                                                 160                 77,385              27,593                105,138
Distributions                                             (372)               (96,023)            (39,108)              (135,503)
Conversion of Senior Preference Units to
   Common Units                                       (200,667)               200,667                   -                      -
Redemption of Senior Preference Units                   (6,604)                     -                   -                 (6,604)
                                                     ---------               --------         -----------              ---------

Partners' capital at December 31, 1997                       -                212,665              (5,890)               206,775
                                                     =========
Net income                                                                     29,577               9,198                 38,775
Distributions                                                                 (53,469)            (13,326)               (66,795)
                                                                             --------         -----------              ---------

Partners' capital at December 31, 1998                                       $188,773         $   (10,018)             $ 178,755
                                                                             ========         ===========              =========

Limited partner units issued and outstanding
   at December 31, 1998                                                                        18,501,576
                                                                                              ===========

See notes to consolidated financial statements

                         Terra Nitrogen Company, L.P.
                     Consolidated Statements of Cash Flows

                                                                                            Year ended December 31,
(in thousands )                                                                   1998               1997                1996
---------------------------------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                                   $ 38,775           $ 105,138           $ 177,633
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                            12,387              11,916              11,472
           Changes in operating assets and liabilities:
               Receivables                                                         (2,656)              7,047              17,372
               Inventory                                                          (19,777)               (980)            (10,462)
               Prepaid expenses and other current assets                             (129)                 42               3,648
               Accounts payable                                                      (410)            (10,290)              3,079
               Payable to affiliates                                               15,027              (5,038)              9,029
               Accrued liabilities and customer prepayments                        (2,846)             (7,522)             (2,993)
           Changes in other assets                                                  5,295               9,519              (8,418)
           Other                                                                     (431)              1,170               5,751
                                                                                 --------           ---------           ---------
               Net cash provided by operating activities                           45,235             111,002             206,111

Investing activities:
    Capital expenditures                                                           (7,543)             (8,928)             (9,090)
    Proceeds from sale of property, plant and equipment                                 -                 221                   -
                                                                                 --------           ---------           ---------
               Net cash used in investing activities                               (7,543)             (8,707)             (9,090)

Financing activities:
    Redemption of Senior Preference Units                                               -              (6,604)                  -
    Borrowings under revolving line of credit                                           -               7,000                   -
    Repayment of long-term debt                                                    (1,071)             (1,162)             (1,504)
    Proceeds from elimination of distribution reserve fund                              -              18,480                   -
    Partnership distributions paid                                                (66,795)           (135,503)           (220,245)
                                                                                 --------           ---------           ---------
               Net cash used in investing activities                              (67,866)           (117,789)           (221,749)
                                                                                 --------           ---------           ---------

    Net decrease in cash and cash equivalents                                     (30,174)            (15,494)            (24,728)

    Cash and cash equivalents at beginning of year                                 31,268              46,762              71,490
                                                                                 --------           ---------           ---------

    Cash and cash equivalents at end of year                                     $  1,094           $  31,268           $  46,762
                                                                                 ========           =========           =========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Terra Nitrogen Company, L.P. ("TNCLP" or the "Partnership") is a Delaware limited partnership that owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the "Operating Partnership"). Terra Nitrogen Corporation ("TNC"), the General Partner, exercises full control over all business affairs of the Partnership. TNC owns a 2% combined general partner interest in both the Partnership and Operating Partnership. TNC has agreed not to voluntarily withdraw as the General Partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2002.

TNC is an indirect wholly owned subsidiary of Terra Industries Inc. ("Terra"), a Maryland corporation, a leading producer and marketer of nitrogen fertilizer, crop protection products, seed and services for growers and dealers. Terra also produces nitrogen products and methanol for industrial customers.

Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 12,779,814 Common Units as of December 31, 1998 and the balance are traded on the New York Stock Exchange under the symbol "TNH".

The Partnership primarily evaluates performance and determines the allocation of resources on an entity-wide basis.

2.  SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The Partnership manufactures and sells fertilizer products, including ammonia, urea and urea ammonium nitrate solution ("UAN"), which are principally used by farmers to improve the yield and quality of their crops. The Partnership sells products primarily throughout the United States on a wholesale basis. The Partnership's customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry.
Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required.

BASIS OF PRESENTATION - The consolidated financial statements reflect the combined assets, liabilities and operations of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated. Income is allocated to the General Partner and the Limited Partners in accordance with the provisions of the TNCLP Agreement of Limited Partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year.

RECLASSIFICATIONS - Certain reclassifications have been made to prior years financial statements to conform with current year presentation.

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

CASH AND CASH EQUIVALENTS - TNCLP considers liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Partnership has a demand deposit with an affiliate that represents excess Partnership cash deposited with Terra Capital, Inc. The deposit is due on demand and bears interest based on the Cost Rate under the Accounts Receivable Sale Agreement or the Eurodollar rate under the credit agreement, whichever is higher (7.3%, 6.5% and 6.3% at December 31, 1998, 1997 and 1996, respectively). Interest income recorded by TNCLP on this deposit was $1.5 million, $3.5 million and $5.1 million for 1998, 1997 and 1996, respectively.

INVENTORY - Inventories are stated at the lower of average cost or estimated net realizable value. The cost of inventories is determined using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT - Expenditures for plant and equipment additions, replacements, and major improvements are capitalized. Related depreciation is charged to expense on a straight-line basis over estimated useful lives ranging from 3 to 20 years. Maintenance, other than plant turnaround and catalyst replacement, and repair costs are expensed as incurred.

HEDGING TRANSACTIONS - Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month to which the hedged transactions relate (see Note 9 Derivative Financial Instruments)

PLANT TURNAROUND AND CATALYST REPLACEMENT COSTS - Costs related to the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis, generally over one or two years, until the next scheduled turnaround. Included in other non-current assets at December 31, 1998 and 1997 is $8.8 million and $11.8 million, respectively, of unamortized plant turnaround and catalyst replacement costs.

INCOME TAXES - The Partnership is not subject to income taxes and the income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership. The reported amount of assets and liabilities of the Partnership exceeded the tax basis of the assets and liabilities by approximately $143 million and $150 million at December 31, 1998 and 1997, respectively.

PER-UNIT RESULTS AND ALLOCATIONS - Net income per limited partner unit is computed by dividing net income, less an approximate 24%, 26% and 33% share allocable to the General Partner for the years ended December 31, 1998, 1997and 1996 respectively, by 18,501,576 limited partner units for the year ended December 31, 1998 and 1997 and by 18,808,778 limited partner units for the year ended December 31, 1996.

According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners.

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 1999. The Partnership will adopt SFAS 133 effective January 1, 2000. At this time, the Partnership has not determined the impact of SFAS 133 on its results of operations, financial position, or cash flows.

3.  AGREEMENT OF LIMITED PARTNERSHIP

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of Available Cash, as defined. The General Partner receives a combined minimum 2% of total cash distributions and as an incentive, the General Partner's participation increases if cash distributions exceed specified target levels.

During the period December 4, 1991 through December 31, 1996 (the "Preference Period"), distributions of Available Cash were subject to the rights of Senior Preference Units (SPUs) to receive $.605 per unit per quarter, plus any arrearages for minimum payments for prior quarters before any distributions to Common Unitholders. During the Preference Period, SPUs and Common Units participated equally in distributions after each class of Units received the Minimum Quarterly Distribution ("MQD"), subject to the General Partner's right to receive cash distributions.

The quarterly cash distributions paid to the Units and the General Partner in 1998, 1997, and 1996 were as follows:

                                SENIOR
                              PREFERENCE                    COMMON                       GENERAL
                                UNITS                        UNITS                       PARTNER
                                -----                        -----                       -------

                         TOTAL          $ PER         TOTAL          $ PER          TOTAL         $ PER
                        ($000S)          UNIT        ($000S)          UNIT         ($000S)         UNIT
                        -------          ----        -------          ----         -------         ----
1998:
First Quarter                 -             -         21,647          1.17           3,431            -
Second Quarter                -             -              -             -               -            -
Third Quarter                 -             -         31,822          1.72           9,895            -
Fourth Quarter                -             -              -             -               -            -
1997
First Quarter               186        .605 *         27,752          1.50          10,477            -
Second Quarter              186        .605 *         18,871          1.02           1,836            -
Third Quarter                 -             -         44,034          2.38          26,686            -
Fourth Quarter                -             -          5,366           .29             109            -
1996
First Quarter            26,046          1.91          9,880          1.91          18,290            -
Second Quarter           22,227          1.63          8,431          1.63          13,022            -
Third Quarter            33,000          2.42         12,517          2.42          27,883            -
Fourth Quarter           24,136          1.77          9,155          1.77          15,658            -

* The distributions paid in 1997 to the holders of the SPUs represented an amount equal to the MQD for each quarter. Non-converting SPU holders were not entitled to participate in cash distributions in excess of the MQD after December 31, 1996.

Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, the Preference Period for TNCLP ended on December 31, 1996. For a 90-day period that commenced on December 31, 1996, the holders of all SPUs had the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective December 31, 1996, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice was not received during the 90-day period remained SPUs. Those units that remained SPUs were entitled to the MQD until redeemed but did not participate with the Common Units in additional distributions after December 31, 1996.

Holders of 13,329,162 SPUs converted their units to Common Units and 307,202 units remained SPUs. The Common Units began trading on the New York Stock Exchange on April 1, 1997 under the symbol TNH.

Pursuant to the provisions of the Agreement of Limited Partnership, on May 27, 1997, the Partnership redeemed all SPUs that did not convert to Common Units at a redemption price of $21.50 per unit. The SPUs received the MQD of $.605 per unit for the quarter ended March 31, 1997 in addition to the redemption price. As a result of the redemption the Reserve Amount totaling $18.5 million was no longer required and was distributed from Available Cash to holders of the Common Units and to the General Partner.

If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 69% of the Common Units at December 31, 1998. If and when the 75% ownership threshold is met, TNCLP shall give at least 30 but not more than 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any Unit within the 90 days preceding the date the purchase is announced.

Distributions on the Common Units are cumulative to the extent that, for any calendar quarter, if a distribution of at least $0.605 is not paid to the holders of the Common Units, the amount of the shortfall (plus any arrearages from prior quarters) will be paid out of Available Cash in subsequent quarters before any incentive distributions are paid to the General Partner. As of December 31, 1998, the accumulated distribution arrearage for the Common Units was $11.2 million ($.605 per unit). The Partnership's accumulated arrearage will likely increase by $11.2 million ($.605 per unit) as no distributions were declared in early 1999.

4.  RELATED PARTY TRANSACTIONS

The Partnership has no employees. Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, TNC, as General Partner, is reimbursed for all direct and indirect expenses or payments it makes on behalf of the Partnership and for that portion of TNC's or its affiliates' administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership's business and reasonably allocable to the Partnership. Costs and expenses incurred by TNC for providing such services are charged to the Partnership. For the years ended December 31, 1998, 1997 and 1996, expenses charged to the Partnership by TNC amounted to $40.0 million, $24.7 million and $25.9 million, respectively, including $17.9 million, $21.5 million and $21.1 million, respectively, for payroll and payroll-related expenses including pension costs.

Effective January 1, 1995, under a general and administrative service agreement between TNC and Terra, certain services including accounting, legal, risk management, investor relations and certain employee benefit and other employee-related expenses are provided by Terra to TNC. The portion of these expenses allocated to TNC that relate to TNC's activities as General Partner are charged to the Partnership. Expenses under this agreement charged to the Partnership were $3.7 million, $5.0 million and $5.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Certain supply terminals and transportation equipment are generally available for use by the Partnership and other Terra affiliates. The costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system are centralized. The Partnership or Terra is charged based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for the years ended December 31, 1998, 1997 and 1996 were $26.1 million, $23.3 million and $20.5 million, respectively.

TNC's employees are members of the Terra Industries Inc. Employees' Retirement Plan (the Terra Retirement Plan), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for TNC employees. TNC recorded pension costs of $.8 million, $1.2 million and $1.2 million ($.6 million, $1.0 million and $1.1 million of which was charged to the Partnership) in 1998, 1997 and 1996, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

Terra maintains a qualified savings plan that allows employees who meet specified service requirements to contribute a percentage of their total compensation, up to a maximum defined by the plan. Each employee's contribution, up to a specified maximum, may be matched by TNC based on a specified percentage of employee contributions. Employee contributions vest immediately, while Terra's contributions vest over five years. Expenses associated with TNC's contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 1998, 1997 and 1996 were $627,000, $706,000 and $759,000, respectively.

TNC has an incentive compensation plan covering certain key employees which is based on Terra Nitrogen Division (which consists of the Partnership and the Nitrogen Manufacturing business represented by Terra's plants located in Woodward, Oklahoma; Port Neal, Iowa; and Courtright, Ontario) annual earnings before interest, taxes and minority interest. Expenses for the incentive compensation plan charged to the Partnership for the years ended December 31, 1998, 1997 and 1996 were $0, $1.5 million and $1.3 million, respectively.

The Partnership sold $26.3 million, $41.0 million and $41.4 million of nitrogen fertilizer products to Terra at market prices and terms during the years ended December 31, 1998, 1997 and 1996, respectively. Accounts receivable from Terra were $9.0 million and $314,000 at December 31, 1998 and 1997, respectively.

Under certain circumstances an affiliate of the Partnership may advance funds to the Partnership under a demand note.

5.  ACCOUNTS RECEIVABLE SECURITIZATION

On August 20, 1996, TNCLP and certain affiliates of the General Partner, through Terra Funding Corporation ("TFC"), an affiliate of the General Partner and a limited purpose corporation, entered into an agreement with a financial institution to sell an undivided interest in their accounts receivable. Under the agreement, which expires on August 20, 1999, undivided interests in new receivables may be sold as amounts are collected on previously sold amounts. The discount on TNCLP's portion of accounts receivable sold in 1998, 1997 and 1996 was $1.5 million, $1.6 million and $.7 million, respectively, and is included in interest expense in the Consolidated Statements of Income. TNCLP's receivables sold to TFC under this agreement are sold without recourse, however, the amount of discount charged on accounts receivable sold is subject to adjustment, on a prospective basis, based on collection experience.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following at December 31,

(in thousands)                                             1998              1997
------------------------------------------------------------------------------------
Assets owned:
  Land and improvements                                 $   5,091          $   5,592
  Plant and equipment                                     261,186            253,636
  Terminals and transportation equipment                    7,863              7,411
                                                        ---------          ---------
                                                          274,140            266,639
Assets under capital lease:
  Plant and equipment                                       9,262              9,262
                                                        ---------          ---------
                                                          283,402            274,050
Less accumulated depreciation and amortization           (118,713)          (106,368)
                                                        ---------          ---------
Total                                                   $ 164.689          $ 169,533
                                                        =========          =========

7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist ed of the following at December 31,

(in thousands)                                            1998                 1997
---------------------------------------------------------------------------------------
Revolver borrowings                                     $ 7,000              $ 7,000
Capitalized lease obligations                             1,965                3,036
                                                        -------              -------
                                                          8,965               10,036
Less current maturities                                  (1,119)              (1,070)
                                                        -------              -------
Total                                                   $ 7,846              $ 8,966
                                                        =======              =======

Terra and its subsidiaries maintain a credit agreement (the "Credit Agreement") with certain lenders and with Citibank, N.A., as agent. The Operating Partnership has a $25 million revolving credit facility under the Credit Agreement. The revolving credit facility expires December 31, 2000. At December 31, 1998, the Operating Partnership had $18.0 million of unused borrowing capacity under its revolving credit facility. The Partnership has classified the revolver borrowing as long-term debt since the Partnership has the ability under its Credit Agreement, and the intent, to maintain this obligation for longer than one year. Interest on the revolving credit facility is based on the prime commercial lending rate plus 1.0% or the Eurodollar rate plus 2.0% at the General Partner's option. At December 31, 1998, the interest rate on the revolving credit facility was 7.3125%. The Operating Partnership incurs certain fees in connection with the borrowings discussed above, including a commitment fee equal to .50% of the unused amount of the revolving credit facility.

Loans under the Credit Agreement are guaranteed by Terra and certain subsidiaries, including the General Partner, and are secured by pledges of the stock of significant Terra subsidiaries, including the General Partner, and by substantially all of the Operating Partnership's assets. The security interest granted in the Operating Partnership's assets secures only its $25 million revolving credit facility.

The Credit Agreement contains customary events of default, including those relating to failure to pay amounts due, misrepresentation, failure to perform covenants, bankruptcy or insolvency, litigation and unsatisfied judgments, violations of the Employee Retirement Income Security Act of 1974, as amended, and environmental laws and changes in control or ownership.

The Credit Agreement contains covenants customary for financing of this type including limitations on capital expenditures, additional debt, liens, receivables sales, investments, changes in lines of business, transactions with affiliates and limitations on acquisitions. The Credit Agreement also includes covenants requiring Terra to meet certain financial tests. The Partnership is not required to meet such financial tests under the Credit Agreement.

Interest paid on long-term debt by the Partnership was $578,000, $605,000 and $471,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.  COMMITMENTS AND CONTINGENCIES

The Operating Partnership is committed to various non-cancelable capital and operating leases for land, buildings and equipment. Total minimum rental payments are as follows:

                                                   Capital       Operating
(in thousands)                                      Leases          Leases         Total
------------------------------------------------------------------------------------------
1999                                                $1,246         $16,503       $17,749
2000                                                   890          15,170        16,060
2001                                                     -           8,463         8,463
2002                                                     -           6,555         6,555
2003                                                     -           5,707         5,707
2004 and thereafter                                      -          10,657        10,657
                                                    ------         -------       -------
Total minimum lease payments                         2,136          63,055        65,191
Less amount representing interest                     (171)              -          (171)
                                                    ------         -------       -------
Net minimum lease payments                          $1,965         $63,055       $65,020
                                                    ======         =======       =======

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2004, and the Partnership has the option to renew the lease for an additional term of five years.

The above amounts include the leases for the ammonia and urea facilities at the Blytheville Plant. The lease term for the ammonia facility is scheduled to expire on November 30, 2004 and the Partnership has the option to extend the lease for eleven successive terms of five years each at the same rental rate. The urea facility lease is scheduled to expire November 1, 2005, and the Partnership has the option to renew the lease for three successive periods of five years each at a nominal annual rental.

Rent expense under non-cancelable operating leases amounted to approximately $9.0 million, $9.1 million and $6.5 million, including contingent rentals of $1.6 million, $1.9 million and $1.8 million, based primarily on terminal throughput, for the years ended December 31, 1998, 1997 and 1996, respectively.

The Partnership has certain commitments with respect to the transportation of minimum quantities of ammonia, urea and UAN. The transportation of such minimum quantities is expected to be attained in the normal course of the Partnership's business. The aggregate amount of required payments under these commitments are:
1999 - $8.2 million; 2000 - $8.4 million; 2001 - $2.5 million; 2002 - $2.5 million; 2003 - $2.5 million: 2004 and after - $3.7 million.

The Partnership is involved in various legal actions and claims, including environmental matters, arising from the normal course of business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, financial position or net cash flows of the Partnership.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Since 1997, the Partnership has recorded hedging gains and losses related to natural gas supply requirements based on a pooled resources concept with Terra. Under the pooled resources concept, hedging gains and losses are allocated to each manufacturing plant based on gas usage for such plant. Prior to 1997, hedging gains and losses were specifically identified with a particular plant based on contractual arrangements for that plant. The change in the allocation of hedging gains and losses did not have a material impact on the Partnership's consolidated financial position or results of operations for the years ended December 31, 1998 and 1997.

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

Market risk related to derivative financial instruments should be substantially offset by changes in the valuation of the underlying item being hedged.

The Partnership classifies a derivative financial instrument as a hedge if all of the following conditions are met:

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

Natural gas supplies to meet production requirements at the Operating Partnership's production facilities are purchased at market prices. Natural gas market prices, as with other commodities, are volatile and futures contracts, swap agreements and purchased options are used to effectively maintain fixed prices for a portion of the Operating Partnership's natural gas production requirements and inventory. The settlement dates for such financial instruments are scheduled to coincide with gas purchases during such future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. The contracts physical prices are frequently based on the Henry Hub, Louisiana price. Natural gas supplies for the Partnership's two production facilities are purchased from various suppliers at locations that are different from the Henry Hub. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. Therefore, Terra has also entered into basis swaps to maintain fixed prices for the location basis differential. There are no initial cash requirements related to the basis swap agreements. Gains and losses on settlement of these contracts are credited or charged to cost of sales in the month in which the hedged transaction occurs. Cash flows related to natural gas basis swaps are reported as cash flows from operating activities. As of December 31, 1998 and 1997, MMbtu's under such contracts totaled 9.0 million and 39.8 million, respectively. The unrealized gain on basis swaps at December 31, 1998 and 1997 was $700,000 and $30,000 respectively.

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

The following summarizes open natural gas contracts allocated to the Partnership at December 31, 1998 and 1997:

                                         1998                              1997
                              ---------------------------      ----------------------------
                              CONTRACT         UNREALIZED      CONTRACT          UNREALIZED
(in thousands)                   MMBTU        GAIN (LOSS)         MMBTU         GAIN (LOSS)
---------------------------------------------------------      ----------------------------
Futures                            502           $   (19)          (223)            $     -
Swaps                           36,184            (4,890)        55,131              12,060
Options                          6,889               (23)             -                   -
                                ------           -------         ------             -------
                                43,575           $(4,932)        54,908             $12,060
                                ======           =======         ======             =======

The Partnership's annual production requirements are approximately 56 million MMbtu's of natural gas. Contracts were in place at December 31, 1998 to cover 59% of 1999 natural gas requirements and 15% for 2000. Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction occurs. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized losses of $1.6 million on closed contracts relating to January 1999 were deferred by the Partnership at December 31, 1998. Realized gains of $600,000 on closed contracts relating to January 1998 were deferred by the Partnership at December 31, 1997. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

During 1998, 1997 and 1996, natural gas forward pricing activities reduced the Partnership's natural gas costs by $5.9 million, $25.6 million and $37.1 million, respectively, compared with spot market natural gas prices.

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

    Off-balance-sheet instruments - Fair values for the Partnership's natural gas swaps and options are based on contract prices in effect at December 31, 1998 and December 31, 1997. The unrealized gain (loss) on these contracts is disclosed in Note 9.

CONCENTRATION OF CREDIT RISK - The Partnership is subject to credit risk through trade receivables and short-term investments. Although a substantial portion of its debtors ability to pay is dependent upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and its geographic dispersion. Credit risk related to trade receivables has also been minimized as a result of the accounts receivable securitization agreement entered into during 1996.

Short-term cash investments, held as a demand deposit with an affiliate, may be placed with well-capitalized, high quality financial institutions and in short duration corporate and government debt securities funds or utilized for other corporate purposes.

MAJOR CUSTOMERS - For the years ended December 31, 1998, 1997 and 1996, sales to Terra totaled $26.3 million, $41.0 million and $41.4 million, or 10.5%, 12.3% and 11.4%, respectively, of the Partnership's sales.