Form 10-Q
period 1999-03-31
TERRA NITROGEN CO L P /DE
filed 1999-05-14
CIK 879575

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

     FOR THE QUARTER ENDED MARCH 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ TO _____

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

  At the close of business on April 30, 1999, there were 18,501,576 Common Units OUTSTANDING.

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
                                (in thousands)
                                  (unaudited)


                                                  March 31,  December 31,  March 31,
                                                    1999         1998        1998
                                                  ---------  ------------  ---------
ASSETS
  Current assets:
     Cash and cash equivalents                     $     36      $  1,094   $  1,535
     Accounts receivable                              2,281         6,663      2,389
     Inventory - finished products                   36,489        32,644     31,586
     Inventory - materials and supplies              13,690        17,811     15,287
     Prepaid expenses and other current assets        1,316         2,440      2,961
---------------------------------------------------------------------------------------
  Total current assets                               53,812        60,652     53,758

  Net property, plant and equipment                 164,241       164,689    169,073

  Other assets                                        8,758        10,736     11,925
---------------------------------------------------------------------------------------

  Total assets                                     $226,811      $236,077   $234,756
=======================================================================================

LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
      Short-term note payable                      $ 15,197      $    ---   $    ---
     Payable to affiliates                            4,915        23,587        ---
      Accounts payable and accrued liabilities       15,143        18,972     27,043
     Customer prepayments                               737           482      4,306
     Current portion of long-term debt and
      capital lease obligations                       1,132         1,119      1,083
---------------------------------------------------------------------------------------
  Total current liabilities                          37,124        44,160     32,432

  Long-term debt and capital lease obligations        7,655         7,846      8,770
  Long-term payable to affiliates                     5,316         5,316      4,996
  Other long-term obligations                           ---           ---      1,060
  Partners' capital                                 176,716       178,755    187,498
---------------------------------------------------------------------------------------

  Total liabilities and partners' capital          $226,811      $236,077   $234,756
=======================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                   Three Months Ended
                                       March 31,
                                     1999       1998
                                   ---------  --------
Revenues                            $53,784   $48,499
Other income                            289       417
                                    -------   -------
Total revenues                       54,073    48,916
Cost of goods sold                   53,763    40,595
                                    -------   -------

Gross profit                            310     8,321
Operating expenses                    2,217     2,443
                                    -------   -------

Operating income (loss)              (1,907)    5,878

Interest expense                       (432)     (491)
Interest income                         300       414
                                    -------   -------

Net income (loss)                   $(2,039)  $ 5,801
                                    =======   =======

Net income (loss) allocable to
   limited partners' interest       $(1,997)  $ 5,685
                                    =======   =======

Net income (loss) per limited
   partnership unit                 $ (0.11)  $  0.31
                                    =======   =======

See accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                                  1999       1998
                                                               ----------  ---------
Operating activities:

  Net income (loss)                                             $ (2,039)  $  5,801
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                 3,233      3,045
     Changes in operating assets and liabilities:
       Receivables                                                 4,382      1,618
       Inventories                                                   276    (16,195)
       Prepaid expenses                                            1,124       (650)
       Accounts payable, accrued liabilities and
         customer prepayments                                     (3,574)        79
       Payable to affiliate                                      (18,672)       ---
     Change in other assets                                        1,978      4,106
     Other                                                           ---        311
                                                                --------   --------

Net cash provided by (used in) operating activities              (13,292)    (1,885)

NET CASH USED IN INVESTING ACTIVITIES:

  Capital expenditures                                            (2,785)    (2,587)

FINANCING ACTIVITIES:

  Borrowings of short-term debt                                   15,197        ---
  Repayment of long-term debt and capital lease obligations         (178)      (183)
  Partnership distributions                                          ---    (25,078)
                                                                --------   --------
Net cash provided by (used in) financing activities               15,019    (25,261)
                                                                --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         (1,058)   (29,733)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,094     31,268
                                                                --------   --------
Cash and cash equivalents at end of period                      $     36   $  1,535
                                                                ========   ========

See accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. ("TNCLP") Annual Report on Form 10-K for the year ended December 31, 1998. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"), are referred to herein, collectively, as the "Partnership".

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

     Net income or loss per limited partnership unit is computed by dividing net income, less a 2% and 28% share allocable to the General Partner for the three months ended March 31, 1999 and 1998, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net loss is allocated to the General Partner and the Limited Partners in each period in the same proportion as net income was allocated to such Partners in prior years (up to the aggregate of such prior net income allocations and beginning with the first taxable year). Net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution during a year, net income for that year is allocated to the Limited Partners and the General Partner based on their respective ownership percentages.

     Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. There was no Available Cash for the three months ended March 31, 1999 due primarily to the net loss incurred for the period and payment of liabilities.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement). The Partnership had no Available Cash, and therefore made no cash distributions, for the three months ended March 31, 1999. For the three months ended March 31, 1998 the Partnership distributed $21,647,000 (or $1.17 per unit) to Common Unitholders and $3,431,000 to the General Partner.

3.   Cash and cash equivalents

     The Partnership has demand deposit and demand note arrangements with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. The balance is due on demand and at March 31, 1999 the interest rate was 7.45%. The amount owed by the Partnership under the demand note was $15.2 million at March 31, 1999.

4.   Natural gas costs

     The Partnership's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Partnership's production facilities are physically purchased from various suppliers which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

     The Partnership has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Partnership has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1999 and 2000, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Unrealized gains from forward pricing positions totaled $1.6 million and $24.8 million as of March 31, 1999 and 1998, respectively. The amount recognized by the Partnership will be dependent on prices in effect at the time of settlement.

     For the first three months of 1999 and 1998, natural gas hedging activities resulted in additional costs of approximately $5.1 million and cost savings of $1.8 million, respectively, compared with spot prices.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             Results Of Operations

                             RESULTS OF OPERATIONS

               Three months ended March 31, 1999, compared with
                       Three Months Ended March 31, 1998


Volumes and prices for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                      1999                                       1998
                         ----------------------------           -----------------------------------
                              Sales          Average                 Sales               Average
                             Volumes        Unit Price              Volumes             Unit Price
                           (000 tons)        ($/ton)               (000 tons)            ($/ton)
                         ------------     -----------           -------------       ---------------
Ammonia                       131              104                    63                    142
UAN                           470               61                   390                     63
Urea                          127               91                   137                    108

Revenues for the quarter ended March 31, 1999 increased $5.2 million, or 11%, compared with the same quarter in 1998 due to significantly increased volumes of ammonia and UAN products. Decreased volumes of urea sales as well as lower average unit prices for all of the Partnerships products offset the effects on revenue for most of these volume increases. Surplus worldwide nitrogen production continued to put pressure on prices during the 1999 quarter resulting in price reductions of 27%, 3% and 16% for ammonia, UAN and urea, respectively,
compared with the 1998 quarter.    Volumes were more than the comparable quarter
a year ago due to customers' decisions to delay late 1998 purchases to fill storage in anticipation of continuing price reductions, and an early start to the planting season due to favorable weather conditions in the southeast.

Cost of goods sold as a percentage of revenues increased to 99% for the 1999 quarter from 83% in the 1998 period primarily due to the lower nitrogen selling prices. Gas costs increased 4% during the 1999 quarter compared with the 1998 quarter. The Partnership's natural gas forward pricing activities produced $5.1 million in additional costs during the 1999 period.

Operating expenses decreased $0.2 million, or 9%, due to lower pension, administrative, and overhead expense allocations from Terra Nitrogen Corporation and Terra Industries.

Net interest increased slightly compared with the 1998 period primarily due to the loss incurred for the period.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities for the first three months of 1999 was $13.3 million to fund the loss for the period and repay affiliates for trade items. These uses were partly offset by reductions to accounts receivable, prepaid expenses and other assets.

The Partnership's principal needs for funds are for support of its working capital, distributions to Partners, and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities and, to the extent permitted thereunder, from funds available under the Operating Partnership's revolving credit facility. Under certain circumstances an affiliate of the Partnership may advance funds to the Partnership under a demand note. At March 31, 1999, the Operating Partnership had $18 million of unused borrowing capacity under its revolving credit facility, and had $15.2 million outstanding under a demand note with an affiliate. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs, make quarterly distributions to Partners and fund the Partnership's capital expenditures for at least the next twelve months.

On April 22, 1999, Terra Nitrogen Company, L.P. announced there would be no cash distribution for the quarter ended March 31, 1999 since there was no Available Cash for distribution for the quarter.

                             CAPITAL EXPENDITURES

Capital expenditures totaled $2.8 million for the first three months of 1999. For the remainder of 1999, the Partnership plans to spend approximately $4.1 million. Plans for 1999 include the purchase of heavy equipment to be installed in 2001 at the Blytheville plant and environmental control, equipment replacement and efficiency and capacity improvements at both plants.


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

Organization-wide reviews of all possible computing functions have been completed, including the process control systems and instrumentation in the manufacturing facilities. Some remedial actions have been identified in a few areas and the cost of these remedial actions is not expected to be material to the Partnership.

Terra is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the action or inaction of third parties may materially affect the Partnership. An initial assessment of key third parties, including utility suppliers, has been completed and some follow up is ongoing.

Although the Partnership expects that there will be no significant adverse consequences relating to its Year 2000 issues, the Partnership believes its most reasonably likely worst case Year 2000 scenario involves the interruption of its manufacturing facilities due to failed utility supplies or some other cause. The Partnership has in place contingency plans to deal with such interruptions, although restarting these facilities may be dependent on the resumption of utilities from sole source suppliers. Other general contingency planning efforts continue to be evaluated and refined for precautionary purposes.

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

The General Partner and its affiliates own 69% of the Common Units as of March 31, 1999. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units may be purchased on the open market and through privately negotiated transactions by affiliates of the General Partner to bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

                          FORWARD LOOKING PRECAUTIONS
                          ---------------------------

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to the following: general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Partnership's Securities and Exchange Commission filings, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER MATTERS

      The majority shareholder of Terra Industries Inc. has announced its intention to sell its stake in Terra Industries. Terra Industries is the indirect parent of the General Partner and the indirect majority owner of approximately 70% of Terra Nitrogen Company, L.P.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

     10.40 Limited Waiver dated as of March 22, 1999 to the 1998 Credit Agreement, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8520), is incorporated herein by reference.

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

                                          TERRA NITROGEN COMPANY, L.P.

                                     By:  TERRA NITROGEN CORPORATION
                                          as General Partner


                                     By:  /s/ Francis G. Meyer
                                          ------------------------------------
                                          Vice President
                                          (Principal Accounting Officer)



Date:  May 14, 1999