Form 10-Q
period 1999-06-30
TERRA NITROGEN CO L P /DE
filed 1999-08-12
CIK 879575

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ______________________________


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

     At the close of business on July 31, 1999, there were 18,501,576 Common Units outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes ___ No
 -

                         PART I. FINANCIAL INFORMATION

                         TERRA NITROGEN COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                  June 30,        December 31,       June 30,
                                                    1999              1998             1998
                                                  --------        ------------       --------
ASSETS
  Current assets:
     Cash and cash equivalents                    $     13        $      1,094       $ 44,329
     Accounts receivable                            19,322               6,663          3,097
     Inventory - finished products                  24,887              32,644          9,494
     Inventory - materials and supplies             16,928              17,811         15,392
     Prepaid expenses and other current assets       2,219               2,440          1,530
---------------------------------------------------------------------------------------------
  Total current assets                              63,369              60,652         73,842

  Net property, plant and equipment                162,242             164,689        168,904
  Other assets                                       7,814              10,736         15,179
---------------------------------------------------------------------------------------------
  Total assets                                    $233,425        $    236,077       $257,925
=============================================================================================

LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
     Short-term note payable to affiliates        $ 13,668        $        ---       $    ---
     Accounts payable and accrued liabilities       18,356              18,972         19,253
     Payable to affiliates                          15,212              23,587          6,642
     Customer prepayments                              129                 482            360
     Current portion of long-term debt and
      capital lease obligations                      1,145               1,119          1,095
---------------------------------------------------------------------------------------------
  Total current liabilities                         48,510              44,160         27,350

  Long-term debt and capital lease obligations         461               7,846          8,588
  Long-term payable to affiliates                    5,316               5,316          5,262
  Other long-term obligations                          ---                 ---          1,060
  Partners' capital                                179,138             178,755        215,665
---------------------------------------------------------------------------------------------
  Total liabilities and partners' capital         $233,425        $    236,077       $257,925
=============================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                   1999       1998       1999       1998
                                 --------   --------   --------   --------
Revenues                         $ 68,595   $100,522   $122,379   $149,021
Other income (expense)                (31)       309        258        726
--------------------------------------------------------------------------
Total revenues                     68,564    100,831    122,637    149,747
Cost of goods sold                 64,039     69,330    117,802    109,925
--------------------------------------------------------------------------

Gross profit                        4,525     31,501      4,835     39,822
Operating expenses                  1,890      3,069      4,107      5,512
--------------------------------------------------------------------------

Operating income                    2,635     28,432        728     34,310

Interest expense                     (556)      (734)      (988)    (1,225)
Interest income                       342        468        642        882
--------------------------------------------------------------------------

Net income                       $  2,421   $ 28,166   $    382   $ 33,967
==========================================================================

Net income allocable to
   limited partners' interest    $  2,373   $ 20,225   $    374   $ 25,910
==========================================================================

Net income per limited
   partnership unit              $   0.13   $   1.09   $   0.02   $   1.40
==========================================================================

See accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                                1999       1998
                                                              --------   --------
Operating activities:

 Net income                                                   $    382   $ 33,967
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                 6,475      6,112
   Changes in operating assets and liabilities:
    Receivables                                                (12,660)       910
    Inventories                                                  8,641      5,792
    Prepaid expenses                                               221        781
    Accounts payable, accrued liabilities and
     customer prepayments                                         (969)    (5,015)
    Payable to affiliate                                        (8,375)       ---
   Change in other assets                                           92        852
   Other                                                         2,832        577
---------------------------------------------------------------------------------

Net cash provided by (used in) operating activities             (3,361)    43,976

Net cash used in investing activities:

 Capital expenditures                                           (4,028)    (5,485)

Financing activities:

 Net changes in short-term borrowings                           13,668        ---
 Repayment of long-term debt and capital lease obligations      (7,360)      (352)
 Partnership distributions                                         ---    (25,078)
---------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              6,308    (25,430)
---------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            (1,081)    13,061
Cash and cash equivalents at beginning of period                 1,094     31,268
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $     13   $ 44,329
=================================================================================

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

   Net income per limited partnership unit is computed by dividing net income, less a 2% and 24% share allocable to the General Partner for the six months ended June 30, 1999 and 1998, respectively, by 18,501,576 limited partner units. The net income allocated to the General Partner decreased to 2% during the six months ended June 30, 1999 since no Available Cash has been distributed in 1999. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified target levels. Available Cash for the six months ended June 30, 1999 declined to zero due primarily to lower 1999 net income and cash used to fund accounts receivable that had previously been funded through the Partnership's participation in an accounts receivable securitization program.

2. Distributions to Unitholders

   The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash (as this and other capitalized terms are defined in the Partnership Agreement).

   The quarterly cash distributions paid to the Units and to the General Partner applicable to 1999 and 1998 were as follows:

                                                                 Common Units                              General Partner
                                                    -------------------------------------      -------------------------------------
                                                        Total (000s)        $ Per Unit             Total (000s)       $ Per Unit
                                                      ----------------   ----------------        ---------------   -----------------
          1999:
             First Quarter                                           -                  -                      -                   -
             Second Quarter                                          -                  -                      -                   -

          1998:
             First Quarter                          $           21,647   $           1.17      $           3,431                   -
             Second Quarter                                          -                  -                      -                   -
             Third Quarter                                      31,822               1.72                  9,895                   -
             Fourth Quarter                                          -                  -                      -                   -

3. Cash and cash equivalents

   At June 30, 1998, the Partnership included in cash and cash equivalents a $44.3 million demand deposit with Terra Capital, Inc., the parent of the General Partner, that represented excess cash and earned interest at a 6.9% annual rate.

4. Notes payable to affiliates

   The Partnership has entered into a demand note agreement to borrow short-term operating funds from Terra Capital, Inc., the parent of the General Partner. The note bears interest at floating rates and is based on the cost of funds to Terra Capital, Inc. At June 30, 1999, $13.7 million was outstanding under the demand note.

5. Natural gas costs

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

   As of June 30, 1999, the Partnership had effectively fixed or capped the price of a substantial portion of its natural gas requirements for 1999 and 2000, consistent with its policy mentioned above. Unrealized gains from forward pricing positions totaled $1.7 million and $19.0 million as of June 30, 1999 and 1998, respectively.

   For the six months ended June 30, 1999, natural gas hedging activities increased costs compared with spot prices of $4.3 million compared with savings of $5.1 million for the 1998 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 1999 compared with the three months ended June 30, 1998

Volumes and prices for the three-month periods ended June 30, 1999 and 1998 were as follows:

                                      1999                                       1998
                         ------------------------------         -----------------------------------
                              Sales          Average                 Sales               Average
                             Volumes        Unit Price              Volumes             Unit Price
                           (000 tons)        ($/ton)               (000 tons)            ($/ton)
                         ------------     -------------         -------------       ---------------
Ammonia                       154             125                     166                   137
UAN                           622              64                     942                    64
Urea                           98              98                     127                   139

Revenues for the quarter ended June 30, 1999 declined $32 million, or 32%, compared with the same quarter in 1998 primarily as the result of lower volumes for all Partnership products and, to a lesser extent, as a result of lower sales prices. Sales volumes declined in part due to reductions to U.S. planted corn and wheat acreage. Sales volumes of UAN solution were also affected by increased competition as the result of new U.S. manufacturing capacity as well as spring planting conditions that favored ammonia use as a substitute for UAN. Lower demand coupled with continued surplus worldwide nitrogen production pressured prices during the 1999 quarter resulting in price reductions of 9% and 30% for ammonia and urea, respectively, compared with the 1998 quarter.

Second quarter 1999 gross profits declined $27 million from 1998. Lower ammonia and urea prices combined with higher freight and storage costs on UAN solution volumes reduced gross profits $13.5 million from 1998 levels. Lower sales volumes resulted in a $7.9 million reduction to 1999 gross profits and higher plant operating costs along with lower production volumes reduced this year's gross profits $5.1 million. The 1999 increase to freight and storage costs reflects longer shipping distances for nitrogen solution sales as the result of increased industry supplies and lower demand. Plant operating costs were $1.4 million higher in 1999 as the result of higher gas costs with the remainder of cost increases due primarily to higher unit costs as the result of lower on-stream rates in 1999 as compared to 1998 when the plants operated near 100% rates. The Partnership's natural gas forward pricing activities produced $.8 million in cost savings during the 1999 period as compared to purchasing all natural gas needs at market prices.

Operating expenses were $1.2 million lower in 1999 than in 1998 primarily as the result of management initiatives to reduce overhead.

Six months ended June 30, 1999, compared with the six months ended June 30, 1998

Volumes and prices for the six-month periods ended June 30, 1999 and 1998 were as follows:

                                      1999                                       1998
                         ------------------------------         -----------------------------------
                              Sales          Average                 Sales               Average
                             Volumes        Unit Price              Volumes             Unit Price
                           (000 tons)        ($/ton)               (000 tons)            ($/ton)
                         ------------     -------------         -------------       ---------------
Ammonia                        285             115                     229                   138
UAN                          1,092              63                   1,332                    64
Urea                           225              94                     265                   123

Revenues for the six months ended June 30, 1999 declined $27 million, or 18%, compared with the 1998 period as the result of reduced prices and lower sales volumes of urea and UAN. Continued surplus worldwide nitrogen production caused nitrogen prices to fall from prior year levels by 17%, 2% and 24% for ammonia, UAN and urea, respectively. UAN and urea sales volumes also declined from prior year levels due in part to reductions in U.S. planted corn and wheat acres. UAN sales volumes were also adversely affected by increased domestic competition for UAN sales from domestic producers as the result of expanded UAN production capacity during the past year and Spring planting conditions that favored ammonia consumption as an alternative to UAN.

Gross profits during the 1999 first six months totaled $4.8 million and were $35 million less than the prior year period. Lower prices, coupled with higher freight and storage costs to support UAN sales volumes, caused $22.4 million of the 1999 decline to gross profits. Manufacturing costs increased $9.6 million over 1998 levels primarily as the result of higher unit costs and less efficient operations due to lower on-stream rates in 1999 as compared to 1998 when the plants operated near 100% rates. Natural gas costs during the 1999 first half increased $2.5 million over the same 1998 period. The Partnership's natural gas forward pricing activities produced $4.3 million in additional costs during the 1999 first half as compared to purchasing all natural gas needs at market prices.

Operating expenses were $1.4 million lower in 1999 than in 1998 primarily as the result of management initiatives to reduce overhead.

Capital resources and liquidity

Net cash used by operating activities for the first six months of 1999 was $3.4 million compared to cash from operations of $44 million during the same 1998 period. The $47 million reduction to cash provided by operating activities was principally due to a $34 million reduction to 1999 net income compared to 1998 and a $13 million increase to accounts receivable from December 31, 1998. The increase to accounts receivable reflected termination of the Partnership's accounts receivable securitization program during the 1999 second quarter.

The Partnership's principal needs for funds are for support of its working capital and capital expenditures. The Partnership intends to fund such needs primarily from net cash provided by operating activities, and, to the extent required, from funds borrowed from Terra Capital, Inc., the parent of the General Partner. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs and fund the Partnership's capital expenditures for at least the next twelve months.

At June 30, 1999, the Partnership had $13.7 million of borrowings payable to Terra Capital. Terra Capital's sources of funds include a $62 million revolving credit agreement that management believes is adequate to meet the needs of Terra Capital and the Partnership. Terra Capital's credit agreement is subject to certain earnings requirements that, as well as other factors affecting the earnings of Terra Capital are primarily dependent on future prices for nitrogen products.

During the second quarter, the Operating Partnership's $25 million revolving credit facility, which was a part of the Terra Capital credit agreement, was terminated in connection with revisions to the Terra Capital agreement. Outstanding balances of $7 million under the Operating Partnership's facility were repaid at termination.

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. As the result of nominal earnings and second quarter termination of the accounts receivable securitization facility, there was no Available Cash generated during the six months ended June 30, 1999. Available Cash for the six months ended June 30, 1998 was $41.7 million.

Capital expenditures

Capital expenditures totaled $4.0 million for the first six months of 1999. For the remainder of 1999, the Partnership plans to spend approximately $2 million for routine equipment replacement and efficiency improvements at both plants.

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

The Partnership relies upon Terra Industries Inc. (Terra) to provide Management Information Systems services.

Terra has assigned dedicated resources to address its year 2000 issues with a Year 2000 Steering Committee providing management oversight and coordination. The Partnership has also published Year 2000 Information and Disclosures on Terra's website (http://www.terraindustries.com). In general, management
                 ------------------------------
believes the "State of Readiness" for the Partnership is such that it will be ready for Year 2000 issues on time.

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

Terra anticipates that it will complete all assessment, remediation, testing, and contingency planning efforts for Year 2000 issues in advance of year end. Based on substantial completion of activities to date, the Partnership anticipates that Year 2000 issues, including the historical and estimated costs of remediation, will not have a material effect on its business, results of operations or financial condition. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Partnership or third parties could have a material adverse affect on the Partnership.

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

The General Partner and its affiliates own 71.2% of the Common Units as of July 31, 1999. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units may be purchased on the open market and through privately negotiated transactions by affiliates of the General Partner to bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

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

                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits:

               10.41 Amended and Restated Credit Agreement dated June 25, 1999 among Terra Capital, Inc., Certain Guarnators, Certain Lenders, Certain Issuing Banks, Salomon Smith Barney Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.6 to Terra Industries Inc. Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8520), is incorporated herein by reference.

               10.42 Credit Agreement dated December 31, 1997 and Amended and Restated June 25, 1999 among Terra International (Canada) Inc., Certain Guarantors, Certain Lenders, Salomon Smith Barney, Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.7 to Terra Industries Inc. Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8520), is incorporated herein by reference.

               27     Financial Data Schedule. (EDGAR only)

       (b)  Reports on Form 8-K:

                      Form 8-K dated June 9, 1999 announcing discontinuance of accounts receivable securitization program and expectation of no cash distributions in 1999.

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

                                         TERRA NITROGEN COMPANY, L.P.

                                     By: TERRA NITROGEN CORPORATION
                                         as General Partner


                                     By: /s/ Francis G. Meyer
                                         -----------------------------------
                                         Francis G. Meyer
                                         Vice President
                                         (Principal Accounting Officer)



Date:  August 13, 1999