Form 10-Q
period 1999-09-30
TERRA NITROGEN CO L P /DE
filed 1999-11-10
CIK 879575

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ----------------------------

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the quarter ended September 30, 1999

                                              OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the transition period from ___________ to ______________
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

  At the close of business on October 31, 1999, there were 18,501,576 Common Units outstanding.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

_X_Yes   ___ No

                         PART I. FINANCIAL INFORMATION
                          TERRA NITROGEN COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)


                                                  September 30,  December 31,  September 30,
                                                      1999           1998          1998
                                                  -------------  ------------  -------------
ASSETS
  Current assets:
     Cash and cash equivalents                         $     14      $  1,094       $     16
     Accounts receivable                                 26,840         6,663          1,718
     Inventory - finished products                       25,628        32,644         35,389
     Inventory - materials and supplies                  12,116        17,811         16,253
     Prepaid expenses and other current assets              615         2,440          1,597
                                                       --------      --------       --------
  Total current assets                                   65,213        60,652         54,973

  Net property, plant and equipment                     159,595       164,689        166,817

  Other assets                                           17,545        10,736         13,136
                                                       --------      --------       --------

  Total assets                                         $242,353      $236,077       $234,926
                                                       ========      ========       ========

LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
     Short-term note payable to affiliate              $ 32,250      $     --       $ 18,778
     Accounts payable and accrued liabilities            21,967        19,454         16,031
     Payable to affiliates                                9,282        23,587          5,374
     Current portion of long-term debt and
       capital lease obligations                          1,017         1,119          1,105
                                                       --------      --------       --------
  Total current liabilities                              64,516        44,160         41,288

  Long-term debt and capital lease obligations              386         7,846          8,439
  Long-term payable to affiliates                         5,316         5,316          5,521
  Other long-term obligations                                --            --          1,060
  Partners' capital                                     172,135       178,755        178,618
                                                       --------      --------       --------

  Total liabilities and partners' capital              $242,353      $236,077       $234,926
                                                       ========      ========       ========

See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                           Three Months Ended    Nine Months Ended
                                              September 30,        September 30,
                                              1999    1998        1999       1998
                                             ------  ------      ------     ------

Revenues                                     $44,145   $33,306  $166,524   $182,327
Other income                                     207       303       465      1,029
                                             -------   -------  --------   --------
Total revenues                                44,352    33,609   166,989    183,356

Cost of goods sold                            49,085    26,851   166,887    136,776
                                             -------   -------  --------   --------

Gross profit (loss)                           (4,733)    6,758       102     46,580
Operating expenses                             2,042     2,124     6,149      7,636
                                             -------   -------  --------   --------

Operating income (loss)                       (6,775)    4,634    (6,047)    38,944

Net interest income (expense)                   (229)       38      (574)       305
                                             -------   -------  --------   --------

Net income (loss)                            $(7,004)  $ 4,672  $ (6,621)  $ 38,639
                                             =======   =======  ========   ========

Net income (loss) allocable to
   limited partners' interest                $(6,864)  $ 4,581  $ (6,489)  $ 30,491
                                             =======   =======  ========   ========

Net income (loss) per limited
   partnership unit                          $ (0.37)  $  0.25  $  (0.35)  $   1.65
                                             =======   =======  ========   ========

See accompanying notes.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                  1999       1998
                                                                --------   --------
Operating activities:
    Net income (loss)                                           $ (6,621)  $ 38,639
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        Depreciation and amortization                              9,717      9,217
        Changes in operating assets and liabilities:
            Receivables                                          (20,178)     2,289
            Inventories                                           12,712    (20,964)
            Prepaid expenses                                       1,824        714
            Accounts payable and accrued liabilities             (11,795)    (9,865)
            Change in other assets                                (7,185)     2,895
        Other                                                        380        837
                                                                --------   --------
Net cash flows from operating activities                         (21,146)    23,762

Net cash flows from investing activities:
    Capital expenditures                                          (4,622)    (6,503)

Financing activities:
    Borrowings from Affiliates                                    32,251     18,778
    Repayment of long-term debt and capital lease obligations     (7,563)      (493)
    Partnership distributions
                                                                      --    (66,796)
                                                                --------   --------
Net cash flows from financing activities                          24,688    (48,511)
                                                                --------   --------
Net decrease in cash and cash equivalents                         (1,080)   (31,252)
Cash and cash equivalents at beginning of period                   1,094     31,268
                                                                --------   --------
Cash and cash equivalents at end of period                      $     14   $     16
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

    Net income per limited partnership unit is computed by dividing net income, less a 2% and 24% share allocable to the General Partner for the nine months ended September 30, 1999 and 1998, respectively, by 18,501,576 limited partner units. The net income allocated to the General Partner decreased to 2% during the nine months ended September 30, 1999 since no Available Cash (as this and other capitalized terms are defined in the Partnership Agreement) has been distributed in 1999. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts. Available Cash for the nine months ended September 30, 1999 declined to zero due primarily to lower 1999 net income and cash used to fund accounts receivable that had previously been funded through the Partnership's participation in an accounts receivable securitization program.

2.  Distributions to Unitholders

    The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash.

    No cash distributions have been made in 1999. The quarterly cash distributions paid to the Units and to the General Partner applicable to 1998 were as follows:

                                                                 Common Units                              General Partner
                                                    -------------------------------------      -------------------------------------
                                                        Total (000s)        $ Per Unit             Total (000s)       $ Per Unit
                                                        ------------        -----------            ------------       -----------
        First Quarter                                     $21,647              $1.17                  $3,431              --
        Second Quarter                                       --                  --                     --                --
        Third Quarter                                      31,822               1.72                   9,895              --
        Fourth Quarter                                       --                  --                     --                --

3.  Financing Arrangements

    The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At September 30, 1999 and 1998, no amounts were deposited with Terra Capital, Inc. The amount of the demand note was $32.3 million at September 30, 1999 and $18.8 million at September 30, 1998. The balance is due on demand bearing interest at the rate paid by Terra Capital on its short-term borrowings, or 9.8% and 7.1% at September 30, 1999 and 1998, respectively.

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

    The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 1999, 2000 and 2001, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at September 30, 1999 to cover 44% of natural gas requirements through September 30, 2000 and 5% of natural gas requirements for the succeeding twelve months. Unrealized gains from forward pricing positions totaled $10.3 million and $9.4 million as of September 30, 1999 and 1998, respectively. The amount recognized by the Partnership will be dependent on prices in effect at the time of settlement.

    For the first nine months of 1999 and 1998, natural gas hedging activities produced cost savings of approximately $0.3 million and $5.5 million, respectively, compared with spot prices.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

              Three months ended September 30, 1999 compared with
                     three months ended September 30, 1998


Volumes and prices for the three-month periods ended September 30, 1999 and 1998 were as follows:

                                      1999                                       1998
                         ----------------------------           -----------------------------------
                              Sales          Average                 Sales               Average
                             Volumes        Unit Price              Volumes             Unit Price
                           (000 tons)        ($/ton)               (000 tons)            ($/ton)
                         ------------     -----------           -------------       ---------------

Ammonia                       80              99                      83                   128
UAN                          497              58                     207                    64
Urea                          86              88                      77                   121

Revenues for the quarter ended September 30, 1999 increased $10.7 million, or 32%, compared with the same quarter in 1998 due primarily to increased UAN sales volumes. UAN shipments were higher in the 1999 third quarter reflecting earlier fall fill demand than in 1998 when customers delayed purchases in the face of declining prices. The revenue increase from higher UAN sales volumes was partially offset by lower prices for all products due to continued surplus worldwide nitrogen production. Third quarter prices declined 22%, 10% and 27% for ammonia, UAN and urea, respectively, compared with the 1998 quarter and reduced revenues $6.2 million.

Third quarter 1999 gross profits declined $11.5 million from 1998. Lower selling prices reduced gross profits $6.2 million from 1998 levels. In addition, third quarter product costs increased $5.3 million from 1998 as the result of an 11% increase to natural gas costs ($3.0 million) and higher unit costs as the result of lower on-stream rates in 1999 as compared to 1998 when the plants operated near 100% rates. The Partnership's natural gas forward pricing activities produced $4.6 million in cost savings during the 1999 period as compared to purchasing all natural gas needs at market prices.

Operating expenses were comparable to the 1998 third quarter. Net interest expense was $266,000 higher than the 1998 third quarter due to higher levels of short-term debt.

               Nine months ended September 30, 1999 compared with
                      nine months ended September 30, 1998

Volumes and prices for the nine-month periods ended September 30, 1999 and 1998 were as follows:

                                      1999                                       1998
                         ----------------------------           -----------------------------------
                              Sales          Average                Sales               Average
                             Volumes       Unit Price              Volumes            Unit Price
                           (000 tons)        ($/ton)             (000 tons)             ($/ton)
                         ------------     -----------           -------------       ---------------

Ammonia                        365             112                     301                   141
UAN                          1,589              61                   1,455                    67
Urea                           311              93                     339                   124

Revenues for the nine months ended September 30, 1999 declined $16.4 million, or 9%, compared with the 1998 period due primarily to lower nitrogen prices for all Partnership products. Surplus worldwide nitrogen production caused nitrogen prices to fall from prior year levels by 21%, 9% and 25% for ammonia, UAN and urea, respectively. UAN prices were also adversely affected by increased competition for UAN sales as the result of expanded domestic production capacity during the past year and spring planting conditions that favored ammonia as an alternative to UAN fertilizer. These price reductions lowered 1999 nine-month revenues $28 million from the comparable 1998 period. Increased UAN sales volumes during the 1999 third quarter, reflecting earlier fall fill demand than in 1998, offset a portion of the revenue shortfall related to lower prices.

Gross profits during the 1999 first nine months were $46.5 million less than the prior year period. Lower prices caused $28 million of the 1999 decline to gross profits. Cost increases from 1998 included higher natural gas costs of $5.6 million (7%) and higher freight and storage charges of $8.7 million. The 1999 increase to freight and storage costs reflects longer shipping distances for nitrogen solution sales as the result of increased industry supplies and lower demand than during 1998. In addition, product costs increased $4.5 million primarily as the result of higher unit costs and less efficient operations due to lower on-stream rates in 1999 as compared to 1998 when the plants operated near 100% rates. The Partnership's natural gas forward pricing activities produced $0.3 million in lower costs during the 1999 first nine months as compared to purchasing all natural gas needs at market prices.

Operating expenses were $1.5 million lower in 1999 than in 1998 primarily as the result of management initiatives to reduce overhead. Net interest expense was $269,000 higher in 1999 than in 1998 due to lower cash and short-term investment balances during the 1999 third quarter.

                        Capital Resources and Liquidity

Net cash used by operating activities for the first nine months of 1999 was $21.1 million compared to cash from operations of $23.8 million during the same 1998 period. The $45 million reduction to cash provided by operating activities was principally due to the reduction to 1999 net income compared to 1998. Cash used to fund changes in operating assets and liabilities for the first nine months of 1999 approximated 1998 levels. Accounts receivable increased $20.2 million from December 31, 1998 and included effects of terminating of the Partnership's accounts receivable securitization program during the 1999 second quarter.

The Partnership's principal needs for funds are for support of its working capital and capital expenditures. The Partnership intends to fund its needs primarily from net cash provided by operating activities, and, to the extent required, from funds borrowed from others, including borrowings from Terra Capital, Inc., the parent of the General Partner. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs and fund the Partnership's capital expenditures for at least the next twelve months.

At September 30, 1999, the Partnership had $32.3 million of borrowings payable to Terra Capital. Terra Capital's sources of funds include a $63 million revolving credit agreement that management believes is adequate to meet the needs of Terra Capital and the Partnership. Terra Capital's credit agreement is subject to certain earnings requirements that, as well as other factors affecting the earnings of Terra Capital, are primarily dependent on future prices for nitrogen products. Terra Capital is in discussion with lending institutions concerning alternative refinancing packages which would replace existing bank facilities in order to increase liquidity sources and reduce risk of failing to maintain earnings covenants. Although there can be no assurance that Terra Capital will complete any of the contemplated alternatives, it is planned that the refinancing will be completed near December 31, 1999.

During the second quarter, the Operating Partnership's $25 million revolving credit facility, which was a part of the Terra Capital credit agreement, was terminated in connection with revisions to the Terra Capital agreement. Outstanding balances of $7 million under the Operating Partnership's facility were repaid at termination. The Terra Capital agreement now provides for the Operating Partnership to borrow from Terra Capital, which borrowings are supported by a pledge and security agreement.

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. As the result of the 1999 net loss for the first nine months and second quarter termination of the accounts receivable securitization facility, there was no Available Cash generated during the nine months ended September 30, 1999. Available Cash paid as distributions to the Partners for the nine months ended September 30, 1998 was $66.8 million.

Capital expenditures

Capital expenditures totaled $4.6 million for the first nine months of 1999. For the remainder of 1999, the Partnership plans to spend less than $2 million for routine equipment replacement and efficiency improvements at both plants.

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

Year 2000 issue

On behalf of the Partnership, Terra has assigned dedicated resources to address its year 2000 computer issues with a Year 2000 Steering Committee providing management oversight and coordination. The Partnership has also published
Year 2000 Information and Disclosures on Terra's website (http://www.terraindustries.com). In general, management believes the "State of Readiness" for the Partnership is such that it will be ready for Year 2000 issues on time.

Terra's management information systems (MIS) environment has been assessed for Year 2000 issues and nearly all remedial actions and testing have been completed with minimal cost. Remaining MIS actions require updating a few software packages originally purchased from third parties that are scheduled to be updated in 1999.

Organization-wide reviews of all possible computing functions have been completed, including the process control systems and instrumentation in the manufacturing facilities, with the few remaining remedial actions scheduled to be updated in 1999. The cost of these remedial actions is not expected to be material to the Partnership.

Terra has largely completed its assessment of Year 2000 issues in relation to its customers, suppliers and other constituents.

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

Terra anticipates that it will complete all remaining assessment, remediation, testing, and contingency planning efforts for Year 2000 issues in advance of year end. Based on substantial completion of activities to date, the Partnership anticipates that Year 2000 issues, including the historical and estimated costs of remediation, will not have a material effect on its business, results of operations or financial condition. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Partnership or third parties could have a material adverse affect on the Partnership.

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

The General Partner and its affiliates own 72.4% of the Common Units as of October 31, 1999. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units have been and may continue to be purchased from time to time on the open market and through privately negotiated transactions by affiliates of the General Partner and such purchases may bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

FORWARD LOOKING PRECAUTIONS
---------------------------

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to the following: general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices and sales volumes of products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Partnership's Securities and Exchange Commission filings, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 27    Financial Data Schedule. (EDGAR only)

         (b)  Reports on Form 8-K:

                       None



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

                                         TERRA NITROGEN COMPANY, L.P.

                                     By: TERRA NITROGEN CORPORATION
                                         as General Partner


                                     By:  /s/ Francis G. Meyer
                                          ---------------------------
                                          Francis G. Meyer
                                          Vice President
                                          (Principal Accounting Officer)



Date:  November 8, 1999