Form 10-K405
period 1999-12-31
TERRA NITROGEN CO L P /DE
filed 2000-03-30
CIK 879575

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         _____________________________

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
     Commission file number 1-10877
                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                             on which registered
       -------------------                             -------------------
 Common Units Representing Limited                    New York Stock Exchange
   Partner Interests Evidenced by Depositary
    Receipts

       Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Units held by nonaffiliates as of the close of business on January 31, 2000 was $23,307,814.

                               TABLE OF CONTENTS


                                     PART I
                                     ------

                                                                           Page

Items 1 and 2.    Business and Properties................................     1

Item 3.           Legal Proceedings......................................     6

Item 4.           Submission of Matters to a Vote of Unitholders.........     6

                                    PART II
                                    -------

Item 5.           Market for Registrant's Units and Related Unitholder
                  Matters ...............................................     7

Item 6.           Selected Financial Data................................     7

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     9

Item 8.           Financial Statements and Supplementary Data............    13

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................    13

                                   PART III
                                   --------

Item 10.          Directors and Executive Officers of the Registrant.....    14

Item 11.          Executive Compensation.................................    15

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.............................................    18

Item 13.          Certain Relationships and Related Transactions.........    20

                                    PART IV
                                    -------

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K ...........................................    21

Signatures ..............................................................    25

Index to Financial Statement Schedules, Reports and Consents.............   F-1

                         TERRA NITROGEN COMPANY, L.P.

                                   FORM 10-K

                                    PART I

Items 1 and 2.  Business and Properties

General

     Terra Nitrogen Company, L.P. ("TNCLP") is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"). Terra Nitrogen Corporation ("TNC"), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the "Partnership," unless the context otherwise requires) and owns a consolidated 2.0% interest in the Partnership. TNC is an indirect, wholly-owned subsidiary of Terra Industries Inc. ("Terra"), a Maryland corporation. Terra is an industry leader in the production and marketing of both nitrogen products and methanol. Terra is one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada and is the largest producer of ammonium nitrate in the United Kingdom. In addition, Terra is one of the largest U.S. producers and marketers of methanol.

     Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 13,389,014 Common Units as of December 31, 1999 and the balance are traded on the New York Stock Exchange under the symbol "TNH." The Common Units are referred to herein individually as a "Unit" and collectively as "Units."

Partnership Products

     The Partnership is one of the largest U.S. producers and distributors of nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The Partnership's principal products include ammonia, urea and urea ammonium nitrate solution ("UAN"). The Partnership's product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although, to some extent, the various nitrogen fertilizer products are interchangeable, each has its own distinct characteristics that result in agronomic preferences among end users. Farmers determine which type of nitrogen fertilizer to apply depending on the crop, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

     The Partnership's sales mix for each of the years 1999, 1998 and 1997 was (based on product tons sold):

                                               1999         1998         1997
                                               ----         ----         ----
                Ammonia                         16%          15%          15%
                Urea                            13%          15%          15%
                UAN                             71%          70%          70%
                                                ---          ---          ---
                                               100%         100%         100%

     Ammonia. The Partnership produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of most other nitrogen fertilizers, at its two facilities in Verdigris, Oklahoma and Blytheville, Arkansas. Ammonia is produced by natural gas reacting with steam and air at high temperatures and pressures in the presence of catalysts.

     Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied during a shorter period of the growing season. Ammonia must be injected into the soil by specialized equipment, and soil conditions limit its application.

     In addition, in certain areas, especially in lesser-developed countries, dealers and farmers lack the equipment necessary to store, ship and apply ammonia and are required to use other forms of nitrogen fertilizer. Ammonia can be upgraded into solid or liquid fertilizers, like urea and UAN, which are easier to transport, store and apply than ammonia.

     Urea. The Partnership produces urea at the its Blytheville, Arkansas facility by upgrading portions of its ammonia production. Solid urea is produced by converting ammonia into liquid urea that is then dehydrated, turned into a solid, and either prilled or granulated. Prilled materials are the most common form of solid urea. The granular form made by the Partnership may command a modest price premium in certain markets because the consistency in size of the granules (relative to prills) results in a more controllable spreading pattern and better blending characteristics.

     Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Dry urea is used both as a direct application fertilizer and as an ingredient in the dry bulk blending of mixed fertilizer grades. Urea is transported and stored in bulk or in bags and is often blended by distributors into customized fertilizers containing other nutrients.

     UAN. The Partnership produces UAN at its Verdigris, Oklahoma facility and at the Blytheville, Arkansas facility by upgrading portions of its ammonia production. Combining liquid urea and ammonium nitrate in water produces UAN. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized for transportation or storage.

     The nitrogen content of UAN is typically 28% to 32% by weight. As a liquid, UAN has many advantages over solid fertilizers and gaseous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, has increased in the United States over the past decade, and the Partnership believes this trend, if continued, should increase UAN demand.

Marketing and Distribution

     The Partnership sells its products primarily in the Central and Southern Plains and Cornbelt regions of the United States. The Partnership's two facilities are located on waterways near the major crop producing and consuming areas of the United States, where the Partnership has ready access to barge, truck and rail transportation at both facilities. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. The Partnership's products are marketed and distributed through an organization based in Sioux City, Iowa that provides combined services to the Partnership and to Terra. For further information on the combined organizations of the General Partner and its affiliates, see "Certain Relationships and Related Transactions." In addition, the Partnership occasionally exports UAN through an export marketing association comprised of four domestic UAN producers.

     All of the Partnership's sales are at the wholesale level. The Partnership's customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The majority of the Partnership's sales of nitrogen fertilizer is made to dealers. For the year ended December 31, 1999, sales to Terra totaled $16.1 million, or 7% of the Partnership's sales. For a description of the Partnership's sales to affiliates of the General Partner, see "Certain Relationships and Related Transactions." No single customer accounted for more than 10% of the Partnership's 1999 sales.

     As part of the sale by Terra of its farm service centers and distribution business in the second quarter of 1999, Terra and Cenex/Land O'Lakes entered into a nitrogen fertilizer supply agreement. Under this agreement, Cenex/Land O'Lakes will for three years purchase from Terra approximately the quantity of product that Terra supplied to both Terra's own distribution business and to Cenex/Land O'Lakes before the sale of the distribution business. Prior to this transaction, Terra sold product to its distribution business. In 1998, 12% of Terra's production in North America was sold to its distribution business.

     Transportation. The Partnership transports product primarily via barge and railcar. Additionally, the Partnership uses trucks to transport smaller quantities of product, and the Verdigris facility distributes ammonia through a common carrier pipeline. In addition, various supply terminals and transportation equipment are generally available for the use and benefit of the Partnership and affiliates of the General Partner. The Partnership has access to significant storage capacity throughout the Midwestern U.S. through these supply terminals and by its storing product in various retail service centers of Terra. See "Certain Relationships and Related Transactions."

Production and Terminal Facilities

     Production Facilities. The Partnership's two facilities produce nitrogen fertilizer products. These facilities are located in or near the following locations and have the following production capacities:

     ================================================================

                                    Annual Capacity in Tons
             Location
     ----------------------------------------------------------------

                                Ammonia/1/     Urea        UAN-28
     ----------------------------------------------------------------
      Blytheville, Arkansas        420,000    480,000      30,000
     ----------------------------------------------------------------
      Verdigris, Oklahoma        1,050,000              2,180,000
     ----------------------------------------------------------------
      Total                      1,470,000    480,000   2,210,000
     ================================================================

    1 Measured in gross tons of ammonia produced; net tons ll vary with upgrading requirements.

     The Partnership's two manufacturing facilities are each designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Partnership's fertilizer manufacturing facilities was 97% in 1999, 107% in 1998 and 108% in 1997.

     The Partnership owns all of its manufacturing facilities in fee, unless otherwise stated below. All Partnership manufacturing facilities are subject to encumbrances in favor of lenders.

     Located at the Verdigris, Oklahoma facility are two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. The Partnership owns the plants in fee, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal is scheduled to expire in April 2004, and the Partnership has an option to renew the lease for an additional five-year term.

     The Blytheville, Arkansas facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant. The ammonia plant is leased from the City of Blytheville at a nominal annual rate. The ammonia plant lease is scheduled to expire in November 2004, and the Partnership has an option to extend the lease for eleven successive terms of five years each at the same rental rate. The Partnership has an unconditional option to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The urea plant lease is scheduled to expire in November 2005, and the Partnership has an option to extend the lease for three successive terms of five years each at the same rental rate. The Partnership also has a similar, unconditional option to purchase the urea plant for a nominal price.

     Terminal Facilities. The Partnership owns and operates four terminals used to store and distribute product to customers. The Partnership owns in fee a UAN terminal located near Dublin, Indiana (Henry and Wayne Counties). The Partnership owns a fee and a leasehold interest in an ammonia and UAN terminal located near Blair, Nebraska (Washington County). A leasehold interest is held by the Partnership in a UAN terminal located near Pekin, Illinois (Tazewell County). Near Shattuc, Illinois (Clinton County) is another UAN terminal, owned by the Partnership in fee, the leasehold portions of both the Blair, Nebraska and the Pekin, Illinois terminals are leased from Conoco Inc. under a capital lease which is scheduled to terminate on November 30, 2000. The Partnership has an option to purchase these properties for a nominal price at the end of the lease term. In addition, as of December 31, 1999, the Partnership had access to leased space in 60 terminals located in numerous states.

Credit

     The Partnership's credit terms are generally 30 days from date of shipment, but may be extended for longer periods during certain sales seasons consistent with industry practices. The Partnership's bad debt write-off's have been less than $1 million annually for each of the past three years.

Seasonality and Volatility

     The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted production, requiring significant storage capacity. This seasonality also generally results in higher fertilizer prices during peak periods, with prices typically reaching their highest point in the spring, decreasing in the summer and increasing in the fall (as depleted inventories are restored) through the spring.

     The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:
     . Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
     . Quantities of fertilizers imported to and exported from North America;
       and
     . Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets.

     U.S. governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

     Nitrogen fertilizer price levels are influenced by the world supply and demand balance for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions, such as China's cessation of urea imports in recent years. Supply is affected by worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. During the mid to late 1990's favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. More recently, depressed prices and margins for nitrogen products have resulted in some curtailments or shutdowns of capacity. Some of these shutdowns are expected to be permanent. Profit margins will continue to be under pressure until either demand is sufficient to absorb total supplies or additional marginal production capacity is shut down.

Raw materials

     The principal raw material used to produce manufactured nitrogen products is natural gas. Natural gas costs in 1999 comprised about 56% of total costs and expenses for the Partnership's business. The Partnership believes there is a sufficient supply of natural gas for the foreseeable future and has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies during the heating season.

     The Partnership's natural gas procurement policy is to effectively fix or cap the price of approximately 25% to 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period. This is accomplished through various supply contracts, financial derivatives and other forward-pricing techniques. A significant portion of global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than the Partnership's.

     If natural gas prices increase, the Partnership may benefit from its use of forward-pricing techniques. Conversely, if natural gas prices fall, the Partnership may incur costs above the spot market price as a result of such techniques. The settlement dates of forward-pricing contracts are scheduled to coincide with future gas purchases. These contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices.

Transportation

     The Partnership uses several modes of transportation to receive materials and distribute product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. The Partnership uses approximately 13 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 10 states and one Canadian province. Railcars are the major source of transportation at the Partnership's manufacturing facilities. The Partnership currently leases approximately 2,350 railcars. The Partnership also owns ten nitric acid railcars.

     The Partnership transports purchased natural gas to its Verdigris, Oklahoma facility via an intrastate pipeline. This pipeline is not an open-access carrier, but the Partnership can transport natural gas from any Oklahoma source that is connected to this widespread pipeline system. The Partnership also has limited access to out-of-state natural gas supplies for this facility. The Partnership transports purchased natural gas for its Blytheville, Arkansas facility, which is delivered by a natural gas pipeline company.

Research and Development

      The Partnership does not currently have any significant, ongoing research and development efforts.

Competition

     Nitrogen products are a global commodity, and the Partnership's customers include industrial end-users, dealers and other fertilizer producers. Customers base purchasing decisions principally on the delivered price and availability of the product. The Partnership competes with a number of U.S. and foreign producers, including state-owned and government-subsidized entities. Some of the Partnership's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Partnership. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies. The Partnership competes with other manufacturers of nitrogen fertilizer on delivery terms and availability of products, as well as on price.

Environmental and Other Regulatory Matters

      The Partnership's operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous laws for all or part of the costs of such investigation and remediation.

      The Partnership has been designated as a potentially responsible party ("PRP") under CERCLA and its state analogues with respect to various sites. Under such laws, all PRPs may be held jointly and severally liable for the costs of investigation and remediation of an environmentally damaged site regardless of fault or legality of original disposal. After consideration of such factors as the number and levels of financial responsibility of other PRPs, the existence of contractual indemnities, the availability of defenses and the speculative nature of the costs involved, the Partnership believes that its liability with respect to these matters will not be material.

      Freeport-McMoRan Resource partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the acquisition of these facilities by the Partnership.

     The Partnership may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically applicable to competitors as well. The Partnership estimates that the cost of complying with these existing requirements in 2000 and beyond will be less than $5 million.

     The Partnership endeavors to comply (and has incurred substantial costs in connection with such compliance) in all material respects with applicable environmental, safety and health regulations. Because these regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Partnership does not expect its compliance with such regulations to have a material adverse effect on its results of operations, financial position or net cash flows.

Employees

     The Partnership does not have any employees, officers or directors.

     The General Partner is responsible for the management of the Partnership. As of December 31, 1999, the General Partner had 337 employees. None of the General Partner's employees that work in connection with the Partnership's business are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Limited Call Right

     If at any time less than 25% of the issued and outstanding Units are held by non-affiliates of the General Partner, the General Partner or its affiliates may elect to acquire all such outstanding Units held by non-affiliated persons. The General Partner and its affiliates owned 72.4% of the Common Units at December 31, 1999. If the 75% ownership threshold is met and the General Partner elects to acquire all outstanding Units, TNCLP is required to give at least 30 but not more than 60 days notice of its decision to purchase the outstanding Units. The purchase price per Unit will be the greater of (a) the average of the previous 20 trading days closing prices as of the date five days before the purchase is announced or (b) the highest price paid by the General Partner or any of its affiliates for any Unit within the 90 days preceding the date the purchase is announced.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The high and low sales prices of the Common Units for each quarterly period for 1999 and 1998, as reported on the New York Stock Exchange Composite Tape, were as follows:

                                                          1999                                  1998
                                            --------------------------------      -------------------------------
                            Quarter                High            Low                  High            Low
                            1st                $12.1250        $8.0000              $30.6250       $26.8125
                            2nd                 12.3750         8.3750               31.0000        22.3125
                            3rd                 10.0625         4.5000               21.0625        18.1250
                            4th                  6.0000         3.0000               18.6875         9.3750


     Based on information received from TNCLP's transfer and servicing agent, the number of registered unitholders as of February 22, 2000 is 512. TNC owned 11,172,414 Common Units as of December 31, 1999.

     The quarterly cash distributions paid to the Units and the General Partner in 1999 and 1998 were as follows:

                                                         Amount Per
                                                          Common              Amount Distributed
                                                           Unit                to General Partner
                                                     -----------------     ----------------------
                            1999
                            ----
                                First Quarter                   -                          0
                                Second Quarter                  -                          0
                                Third Quarter                   -                          0
                                Fourth Quarter                  -                          0

                            1998
                            ----
                                First Quarter               $1.17                 $3,431,000
                                Second Quarter                  -                          0
                                Third Quarter                1.72                  9,895,000
                                Fourth Quarter                  -                          0

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

Item 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The following table sets forth the Partnership's historical financial and operating data for each of the five years ended December 31, 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.


                                                            Selected Historical Financial and Operating Data
                                               -----------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                               -----------------------------------------------------------------------------------
                                                      1999            1998            1997           1996            1995
                                                ------------       ---------       ---------      ---------        ---------
                                                (Dollars in Thousands, except Income per Unit and Average Realized Prices)
Income Statement Data:
Revenues                                          $   226,941     $   249,434       $ 333,959      $ 362,730        $373,325
Other income                                              787           1,326           1,353            408             650
                                                 ------------     -----------       ---------      ---------        --------
  Total revenues                                      227,728         250,760         335,312        363,138         373,975
Cost of goods sold                                    226,731         201,981         219,486        177,502         187,615
                                                 ------------     -----------       ---------      ---------        --------
  Gross profit                                            997          48,779         115,826        185,636         186,360
Operating expenses                                      7,797           9,179          12,147         13,035          16,840
                                                 ------------     -----------       ---------      ---------        --------
  Operating income                                     (6,800)         39,600         103,679        172,601         169,520
Interest expense                                       (1,947)         (2,288)         (2,201)        (1,210)         (1,748)
Interest income                                           649           1,463           3,660          6,242           4,696
                                                 ------------     -----------       ---------      ---------        --------
Net income (loss)                                 $    (8,098)    $    38,775       $ 105,138      $ 177,633        $172,468
                                                 ============     ===========       =========      =========        ========
Net income (loss) per limited
  partner unit                                    $     (0.43)    $      1.60       $    4.17      $    6.35        $   6.55
                                                 ============     ===========       =========      =========        ========
Balance Sheet Data (at period end):
Net property, plant and equipment                 $   157,275     $   164,689       $ 169,533      $ 172,771        $177,358
Total assets                                          242,424         236,077         253,828        306,668         338,123
Long-term debt and capital lease
  obligations, including current
  maturities                                              847           8,965          10,036          4,198           5,702
Partners' capital                                     170,657         178,755         206,775        243,744         286,356

Operating Data:
 Production (000's tons): (a)
  Ammonia-net of upgrades                                 452             485             487            397             427
  UAN                                                   2,114           2,270           2,299          2,286           2,158
  Urea                                                    395             492             496            447             453
                                                 ------------     -----------       ---------      ---------        --------
   Total production                                     2,961           3,247           3,282          3,130           3,038
Sales Volume (000's tons): (a)
  Ammonia                                                 479             456             475            394             451
  UAN                                                   2,191           2,151           2,249          2,324           2,133
  Urea                                                    417             453             496            419             455
                                                 ------------     -----------       ---------      ---------        --------
   Total sales                                          3,087           3,060           3,220          3,137           3,039
Average realized prices ($/ton)
  Ammonia                                         $       117     $       129       $     183      $     186         $   199
  UAN                                                      60              64              79             92              93
  Urea                                                     93             115             139            179             187

(a) Sales volume differs from production due to the purchase and resale by the Partnership of ammonia, UAN and Urea as well as changes in the quantities of inventory of each of the products of the Partnership.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That Affect Operating Performance

     Factors that may affect the Partnership's future operating results include: the relative balance of supply and demand for nitrogen fertilizers, the availability and cost of natural gas, the number of planted acres - which is affected by both worldwide demand and government policies - and the types of crops planted, general weather patterns on timing and duration of field work for crop planting and harvesting, impact of environmental legislation's affecting the demand for the Partnership's products, and interruption due to accident or natural disaster.

     Prices for nitrogen products are influenced by the world supply and demand balance for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions such as China's cessation of urea imports in recent years. Supply is affected by worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. Due to several years of favorable economics in the industry, capacity additions in the form of new and expanded production facilities have been undertaken. Consequently, new nitrogen fertilizer supplies came on-stream and profit margins have been under pressure. More recently, depressed prices and margins for nitrogen products have resulted in some curtailments or shutdowns of capacity. Some of these shutdowns are expected to be permanent. Profit margins will continue to be under pressure until demand is sufficient to absorb the new supplies or marginal production capacity is shut down.

     Weather can have a significant effect on demand for the Partnership's products. Weather conditions that delay or intermittently disrupt field work during the planting season may result in fewer nitrogen applications. Similar conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could reduce fertilizer purchases.

     The principal raw material used in the production of nitrogen fertilizers is natural gas. Natural gas costs in 1999 accounted for approximately 56% of the Partnership's total costs and expenses. It is the policy of the Partnership to effectively fix or cap the price of 25%-80% of its natural gas requirements for a one-year period, and up to 50% of its requirements for the subsequent two-year period, through the use of various supply contracts, financial derivatives and other forward pricing techniques. Changes in the market value of these instruments have a high correlation to changes in the spot price of natural gas. The fair value of these instruments is estimated based on quoted market prices from brokers and computations prepared by the Partnership. Annual procurement requirements for natural gas are approximately 56 million MMbtu. The Partnership has hedged 27.1% of its 2000 requirements. Market risk is estimated as the potential loss in fair market value resulting from a hypothetical 10% adverse change in price. As of December 31, 1999, the Partnership's market risk exposure related to future natural gas requirements being hedged was $3.7 million based on the sensitivity analysis. This hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for natural gas purchases.

     The Partnership's business is highly seasonal with the majority of its products used during the second quarter in conjunction with spring planting. Due to the seasonality of the business and the brief periods during which products can be used by customers, the Partnership and its customers build inventories during the first quarter of the year to ensure timely product availability during the peak sales season. For its current level of sales, the Partnership requires lines of credit to fund inventory increases and to support customer credit terms. The Partnership believes that its credit facilities are adequate for expected sales levels in 2000.

     The Partnership's operations may be subject to significant interruption if one or more of its facilities were to experience a major accident or other natural disaster. The Partnership currently maintains insurance (including business interruption insurance) and expects that it will continue to do so in an amount that is sufficient to allow the Partnership to withstand major damage to any of its facilities.

Risk Management and Financial Instruments

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Partnership due to adverse changes in financial and commodity market prices and rates. The Partnership uses derivative financial instruments to manage risk in the area of changes in natural gas prices.

     The Partnership's general policy is to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. Management of the Partnership may not engage in activities that expose the Partnership to speculative or non-operating risks. Management is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with the overall business objectives of the Partnership. Derivatives are used to manage operating risk within the limits established by the Partnership's Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to hedge firm commitments and forecasted commodity purchase transactions.

Results of operations: 1999 compared with 1998

     The Partnership's sales volumes and prices for 1999 and 1998 follow (quantities in thousands of tons):

                                        1999                                    1998
                          ------------------------------------    ------------------------------------
                           Sales Volume     Avg. Unit Price         Sales Volume     Avg. Unit Price
                            ----------         ---------             ----------         ---------
         Ammonia                 479               $117                  456               $129
         UAN                   2,191                 60                2,151                 64
         Urea                    417                 93                  453                115

     Revenues for 1999 declined $23.0 million, or 9%, primarily due to lower sales prices for all products. The selling price decline of $24 million was caused by a global oversupply of nitrogen fertilizer products.

     Cost of goods sold increased to $226.7 million for 1999 or $24.8 million over 1998 cost of sales due to higher natural gas costs, lower production rates and higher freight and distribution costs. The Partnership's natural gas costs increased 10% in 1999, or $11.1 million, compared with 1998. The Partnership's forward pricing activities produced $2.5 million in cost savings compared with spot market natural gas prices during 1999.

     Operating expenses decreased $1.4 million, or 15%, due to lower administrative and overhead expense allocations from TNC and Terra Industries, Inc ("Terra").

     Interest expense decreased slightly in 1999 compared to 1998 as the outstanding balance of $7 million under the Operating Partnership's $25 million revolving credit facility was repaid June 30, 1999.

     Interest income declined $0.8 million during 1999 due to lower levels of cash and short-term investments, the result of decreased profitability and termination of the accounts receivable securitization program during the second quarter of 1999.

     Net income per limited partner unit is computed by dividing net income, less an approximate 2% and 24% share allocable to the General Partner for 1999 and 1998, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels. There was no Available Cash for 1999 due primarily to lower net income.

Results of operations: 1998 compared with 1997

     The Partnership's sales volumes and prices for 1998 and 1997 follow (quantities in thousands of tons):

                                         1998                                    1997
                          ------------------------------------    ------------------------------------
                           Sales Volume     Avg. Unit Price         Sales Volume     Avg. Unit Price
                           ------------     ---------------         ------------     ---------------
         Ammonia                   456              $129                   475            $183
         UAN                     2,151                64                 2,249              79
         Urea                      453               115                   496             139

     Revenues for 1998 declined $84.5 million, or 25%, primarily due to lower sales prices for all products and to a lesser degree, lower sales volumes. Nitrogen prices fell during 1998 due to lower worldwide demand for urea, increased nitrogen production capacity and erratic weather patterns in the Partnership's markets.

     Cost of goods sold as a percentage of revenues increased to 81% for 1998 from 65% in 1997 due to lower sales prices somewhat offset by lower natural gas costs. The Partnership's natural gas costs decreased 5% in 1998 compared with 1997. The Partnership's forward pricing activities produced $5.9 million in cost savings compared with spot market natural gas prices during 1998.

     Operating expenses decreased $3.0 million, or 25%, due to lower pension, administrative and overhead expense allocations from TNC and Terra.

     Interest expense was essentially unchanged in 1998 compared to 1997.

     Interest income declined $2.2 million during 1998 due to lower levels of cash and short-term investments as a result of decreased profitability.

     Net income per limited partner unit is computed by dividing net income, less an approximate 24% and 26% share allocable to the General Partner for 1998 and 1997, respectively, by 18,501,576 limited partner units. Available Cash for 1998 decreased $103.6 million from 1997 due primarily to lower net income in 1998.

Capital resources and liquidity

     Net cash used by operating activities for 1999 was $27.0 million compared to 1998 cash provided by operating activities of $45 million, a decrease of $72.2 million from 1998, principally due to funding working capital needs and lower net income. Working capital used $28.0 million of cash in 1999 primarily due to an increase in accounts receivable, largely from the termination of the accounts receivable securitization facility, and payment of affiliate payables. Cash used by operating activities and other cash needs were funded through an increase of $39.6 million in short-term debt payable to affiliates.

     Capital expenditures of $5.6 million during 1999 were primarily to fund replacement and stay-in-business additions to plant and equipment.

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

     At December 31, 1999, the Partnership had $39.6 million of borrowings payable to Terra Capital. Terra Capital's sources of funds include a $63 million revolving credit agreement that management believes is adequate to meet the needs of Terra Capital and the Partnership. Terra Capital's credit agreement is subject to certain earnings requirements that are primarily dependent on future prices for nitrogen products.

     Quarterly distributions to the partners of TNCLP are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. There were no distributions paid to the partners in 1999 and $66.8 million was paid in 1998.

     Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels. The target levels are increased by the amount quarterly distributions to holders of Common Units are less that $0.605 per unit. As of December 31, 1999, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner receives an incentive payment was $55.0 million, or $3.025 per unit.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 2000, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Partnership will adopt SFAS 133 effective January 1, 2001. At this time, the Partnership has not determined the impact of SFAS 133 on its results of operations, financial position, or cash flows.

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

Item 7A.  QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to quantitative and qualitative disclosures about market risk contained in Item 7 above hereto (primarily under the subheading "Risk Management and Financial Instruments" discussion) is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Partnership together with the report thereon of Deloitte & Touche LLP, independent auditors, appears on pages F-2 through F-14 of this report. See Index to Financial Statements on page F-1.

                              QUARTERLY FINANCIAL DATA (Unaudited)

          Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

                                                       First         Second          Third       Fourth
                                                      Quarter        Quarter         Quarter     Quarter
                                                      -------        -------         -------     -------
                        1999
                        ----
Revenues                                          $    54,073    $   68,564      $   44,352      $   60,739
Gross profit                                              310         4,525          (4,733)            895
Net income (loss)                                      (2,039)        2,421          (7,004)         (1,476)
Net income (loss) per limited partnership unit         (0.11)          0.13           (0.37)          (0.08)

                        1998
                        ----
Revenues                                          $    48,916    $  100,831      $   33,608      $   67,405
Gross profit                                            8,321        31,501           6,758           2,199
Net income                                              5,801        28,166           4,672             136
Net income per limited partnership unit                  0.31          1.09            0.19*           0.01


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

Directors:                       Age     Position with the General Partner (Position with Terra Industries Inc.)
Michael L. Bennett...............46      Director and President (Executive Vice President and Chief Operating Officer, Terra
                                         Industries Inc.)
Burton M. Joyce..................58      Chairman of the Board (President and Chief Executive Officer, Terra Industries Inc.)
Dennis B. Longmire...............55      Director
Francis G. Meyer.................48      Director and Vice President (Senior Vice President and Chief Financial Officer, Terra
                                         Industries Inc.)
Robert W. Todd...................72      Director

Principal Operating Executive Officers:

Michael L. Bennett...............46      Director and President (Executive Vice President and Chief Operating Officer, Terra
                                         Industries Inc.)
Burton M. Joyce..................58      Chairman of the Board (President and Chief Executive Officer, Terra Industries Inc.)
Steven A. Savage.................55      Senior Vice President-Manufacturing

Other Executive Officers:

Francis G. Meyer.................48      Director and Vice President (Senior Vice President and Chief Financial Officer, Terra
                                         Industries Inc.)
George H. Valentine..............51      Vice President and General Counsel (Senior Vice President, General Counsel and Corporate
                                         Secretary, Terra Industries Inc.)

     The Audit Committee of the Board of Directors of TNC is composed of Messrs. Longmire and Todd. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership.

     Mr. Bennett has been President of TNC since June 1998 and a director since March 1995. He has been Executive Vice President and Chief Operating Officer of Terra since February 1997, President of Terra Distribution Division from November 1995 to February 1997 and Senior Vice President of Terra from February 1995 to February 1997. He was Senior Vice President, Distribution of Terra International from October 1994 to February 1997. He was Vice President, Northern Division thereof from January 1992 to October 1994.

     Mr. Joyce has been Chairman of the Board of Directors of TNC since June 1998. He has been President and Chief Executive Officer of Terra since May 1991.

     Mr. Longmire has been a director since April 1997. He has been Chairman of the Board and Chief Executive Officer of McCauley Bros., Inc. since September, 1999; Chairman of the Board and Chief Executive Officer of Darling International, Inc. from 1994 to 1999; and Group Vice President of Central Soya Food from 1990 to 1993.

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

Item 11.  EXECUTIVE COMPENSATION

     TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership). These executive officers are those in office as of December 31, 1999 and are collectively referred to below as the "named executive officers." Compensation information is provided for the years 1999, 1998 and 1997.

                          SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Long-Term-Compensation
                                                                      -------------------------------------------
                            Annual Compensation
                                                                             Awards                   Payouts
---------------------------------------------------------------------------------------------------------------------------------
                                                                             Restricted   Securities             All Other
    Name and                                                Other Annual          Stock   Underlying     LTIP     Compen-
Principal Position      Year      Salary/1//  Bonus/2//  Compensation/3//  Award(s)/4//      Options  Payouts    sation/5//
                                         -          -                 -             -
---------------------------------------------------------------------------------------------------------------------------------
Burton M. Joyce         1999     $612,020     --            --               --            415,000      --        $10,000
Chairman of the Board   1998      686,347     --           $5,863           $575,000       --           --         30,169
                        1997      614,539   $375,000        4,154            --            162,000      --         26,424


Michael L. Bennett      1999      322,346     --            --               --            160,000      --         50,477
President               1998      339,616     --            2,320            287,500       --           --         14,922
                        1997      270,346    120,063        2,120            --             56,000      --         11,602


Francis G. Meyer        1999      235,124     --            --               --            100,000      --         45,458
Vice President          1998      255,655     --            1,830            287,500       --           --         10,379
                        1997      239,115     71,224        1,830            --             36,000      --          9,478


George H. Valentine     1999      215,231     --            --               --             90,000      --         10,000
Vice President and      1998      231,424     --            1,348            201,250        --          --          9,394
General Counsel         1997      209,116     82,049        2,120            --             36,000      --          8,289


Steven A. Savage        1999      197,904     --            --               --             50,000      --         37,707
Sr. Vice President,     1998      199,513     --            4,609            --             --          --          7,910
Manufacturing           1997      172,605     43,401        --               --             12,500      --          6,818


/1//  For 1999 "Salary" includes 26 biweekly payments and for all years includes
 - amounts deferred at the election of the named executive officer under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

/2//  "Bonus" includes, for the applicable year of service, amounts awarded
 - under Terra's Incentive Award Program for Officers and Key Employees and includes portions thereof deferred at the election of the named executive officer under Terra's Supplemental Deferred Compensation Plan. Bonuses earned in one year are paid in the following year. Each year shown therefore indicates the salary earned and paid in that year and any bonus earned in that year and paid in the next year.

/3//  "Other Annual Compensation" includes tax reimbursements or "gross-ups"
 - with respect to certain perquisites provided to the named executive officers. While the named executive officers receive certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

/4//  The number of shares of restricted Terra common stock held, and the value
 - thereof (shown in parenthesis), at December 31, 1999 by each of the named executive officers is: Mr. Joyce: 100,000 ($156,250); Mr. Bennett: 62,000 ($96,875); Mr. Meyer: 62,000 ($96,875); Mr. Valentine: 45,000 ($70,313)
      and Mr. Savage: 13,000 ($20,313). During the restricted period, a holder of restricted shares is entitled to all benefits incidental to ownership of Terra common stock, including voting such shares and receiving such dividends as from time to time may be declared by the Board of Directors.

/5// "All Other Compensation" includes amounts contributed, allocated or accrued for the named executive officers under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

Option Exercises and Year-End Value Table

     The following table provides information concerning the exercise of stock options during 1999 and the number and value of unexercised options to purchase Terra common stock granted under Terra's stock incentive plans.

-----------------------------------------------------------------------------------------------------------------------------------
                               Number of                      Number of Securities            Value of Unexercised
                            shares acquired     Value     Underlying Unexercised Options     in-the-Money Options at
     Name                   on exercise in     Realized      at December 31, 1999             December 31, 1999 /1//
                                                           --------------------------------------------------------------
                                1999                       Exercisable    Unexercisable    Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Burton M. Joyce             -0-               $-0-        643,000         594,000          $-0-          $-0-

Michael L. Bennett          -0-                -0-         67,334         178,666           -0-           -0-

Francis G. Meyer            -0-                -0-         61,000         112,000           -0-           -0-

George H. Valentine         -0-                -0-         52,000         102,000           -0-           -0-

Steven A. Savage            -0-                -0-         19,634         54,166            -0-           -0-
-------------------------------------------------------------------------------------------------------------------------

/1//   Based on the closing price on the NewYork Stock Exchange-Composite
 -
       Transaction of Terra common stock on December 31, 1999 ($1,56260).

Pension Plan

       The following table shows for employees retiring in 1999 the estinated annual retirement benefit payable on a straight life annuity basis under the Employees' Retirement Plan of Terra (the "Retirement Plan") and Terra's Excess Benefit Plan (the "Excess Benefit Plan"), on a non-contributory basis, which covers Mr. Joyce and a limited number of other employees, at various levels of accrued service and compensation.

----------------------------------------------------------------------------------------------------------------------------------
                                                    YEARS OF CREDITED SERVICE
   Remuneration              5              10            15                20                25            30
----------------------------------------------------------------------------------------------------------------------------------
   $150,000               $12,133         $24,266       $36,400           $48,533           $60,666       $72,799
    250,000                20,883          41,766        62,650            83,533           104,416       125,299
    500,000                42,758          85,516       128,275           171,033           213,791       256,549
    750,000                64,633         129,266       193,900           258,533           323,166       387,799
  1,000,000                86,508         173,016       259,525           346,033           432,541       519,049
===================================================================================================================================

     "Compensation" under the Retirement Plan includes all salaries and wages paid to a participant, including bonuses, overtime, commissions and amounts the participant elects to defer under Terra's Employee's Savings and Investment Plan. Covered earnings are limited by Section 401(a)(17) of the Internal Revenue Code (the "Code") to $160,000 in 1999. The above benefits are subject to the limitations of Section 415 of the Code, which provided for a maximum annual payment of approximately $130,000 in 1999. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the Retirement Plan but for such limitations. "Compensation" under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan. Eligible compensation for Mr. Joyce as of December 31, 1999 is $612,020 and the estimated years of service for Mr. Joyce is 13.

     Certain Terra executive officers and certain other employees are entitled to the estimated annual retirement benefit under the Retirement Plan and Excess Benefit Plan as set forth in the following table:

----------------------------------------------------------------------------------------------------------------------------------
                                                   YEARS OF CREDITED SERVICE
    Remuneration               5              10             15                20                25            30
----------------------------------------------------------------------------------------------------------------------------------
       $150,000              $10,633        $21,266        $31,900           $42,533           $53,166       $63,799
        250,000               18,383         36,766         55,150            73,533            91,916       110,299
        500,000               37,758         75,516        113,275           151,033           188,791       226,549
        750,000               57,133        114,266        171,400           228,533           285,666       342,799
      1,000,000               76,508        153,016        229,525           306,033           382,541       459,049
====================================================================================================================================

     Eligible compensation for the following named executive officers as of the end of the last calendar year is: Mr. Bennett: $322,346; Mr. Meyer: $235,124; Mr. Valentine $215,231 and Mr. Savage: $197,904. The estimated years of service for each such officer is as follows: Mr. Bennett: 26; Mr. Meyer: 17; Mr.
Valentine: 6 and Mr. Savage: 12.

     Eligible compensation for each of the named executive officers includes the salary paid in 1999 to each of the named executive officers plus the bonus paid in 1999, if any, to such executive officers for service in 1998. Amounts reported in the table entitled "Summary Compensation Table" for 1999 include the salary paid to each of the named executive officers in 1999 plus the bonus paid to such executive officers in 2000, if any, for service in 1999.

Employee Contracts and Termination of Employment and Change in Control Arrangements

     Each of the named executive officers is party with Terra to an executive retention agreement. Each such agreement provides the executive with certain benefits if his employment is terminated under specified conditions. To receive benefits, the executive must be terminated within two years (three years for Mr. Joyce) of a change in control (as defined in the agreement) of Terra. In addition, such termination must be made either by Terra or a successor entity without cause, or by the executive for good reason.

     Benefits under the executive retention agreements include (a) continuation of base salary and bonus for two years (three years in the case of Mr. Joyce);
(b) continuation of medical and dental benefits for two years (three years in the case of Mr. Joyce); (c) payment of accrued but unpaid compensation; (d) automatic vesting in Terra's Excess Benefit Plan with an addition of two years (a maximum of eight years in the case of Mr. Joyce) to the credited service level and the age of the participant for purposes of computing the accrued benefits under the Excess Benefit Plan; (e) certain outplacement services; and
(f) office space and secretarial support for one year for Mr. Joyce. Such benefits are in lieu of any other severance benefits that may otherwise be payable. Compensation earned from other employment shall not reduce the amounts otherwise payable by Terra. Terra also agreed to reimburse each such officer on an after-tax basis for any excise tax incurred as a result of the "excess parachute payment" provisions on the Internal Revenue Code.

Board of Directors Compensation

     Independent directors of TNC receive an annual retainer fee of $15,000 for their directorship, plus a fee of $1,000 for each TNC Board meeting attended and each Audit Committee meeting attended. No other director of TNC receives any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

     TNC does not have a compensation committee. The Personnel Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNC executive officers who are also key employees of Terra. None of the members of such Personnel Committee are employees of Terra or its subsidiaries.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     TNC owns the entire general partner interest in both TNCLP and the Operating Partnership. TNC's principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNC, and is an indirect, wholly-owned subsidiary of Terra. The stock of TNC is pledged as security under the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements. Terra and its affiliates owned, as of December 31, 1999, 2,216,600 Common Units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

     The capital stock of Terra is owned, as of December 31, 1998, in part as follows: 51.1% by Taurus International S.A. and 5.3% by Taurus Investments S.A. Both of these companies are incorporated under the laws of Luxembourg as a societe anonyme and are wholly-owned subsidiaries of Anglo American plc ("Anglo American"), a company incorporated under the laws of England and Wales as a public limited company. Each of Taurus International S.A. and Taurus Investments S.A. is a company incorporated under the laws of Luxembourg as a societe anonyme and is wholly owned by Anglo American. Anglo American is a company incorporated under the laws of England and Wales as a public limited company and with its subsidiaries and associates is a world leader in gold, platinum group metals, diamonds and coal, with significant interests in base and ferrous metals, industrial minerals and forest products. The capital stock of Anglo American is owned in part as follows: approximately 28.7%, directly or through subsidiaries, by De Beers Consolidated Mines Limited ("De Beers"), a publicly-held mining and investment company, and approximately 6.67%, directly or through subsidiaries, by De Beers Centenary AG ("Centenary"), a publicly-held Swiss diamond mining and investment company. Anglo American owns approximately 28.59% of the capital stock of Centenary and approximately 32.24% of the capital stock of De Beers, directly or through subsidiaries. De Beers owns approximately 11.33% of Centenary.

     Mr. Nicholas F. Oppenheimer, Deputy Chairman and a director of Anglo American, Chairman and a director of Centenary and De Beers, has an indirect partial interest in approximately 7.2% of the outstanding shares of Anglo American.

     The following table shows the ownership of TNCLP Common Units and Terra common stock as of December 31, 1999 by (a) each person known to TNC to be a beneficial owner of more than 5% of the TNCLP Common Units (based on information reported to TNC by or on behalf of such persons); (b) each director of TNC; and
(c) each of the named executive officers of TNC; and by all directors and executive officers of TNC as a group.

                                                                              Number of Terra
                                                Number of      Percent of       Common Shares          Percent of
                        Name                      Units          Class       Beneficially Owned/1//      Class
                        ----                      -----          -----       -------------------         -----
         Terra Nitrogen Corporation/2//         11,172,414       60.4%                      --               --
                                    -
           600 Fourth Street
           Sioux City, Iowa  51101
         Terra Capital, Inc.                     2,216,600         12%                      --               --
           600 Fourth Street
           Sioux City, Iowa 51101
         Michael L. Bennett                             --          --               186,371/3//              *
         Burton M. Joyce                                --          --             1,042,994/3//             1%
         Dennis B. Longmire                             --          --                      --               --
         Francis G. Meyer                               --          --               195,322/3//              *
         Steven A. Savage                            4,000           *                36,284/3//              *
         Robert W. Todd                                 --          --                      --               --
         George H. Valentine                            --          --               185,934/3//              *
         All directors and executive                 4,000           *             1,558,878/3//             2%
         officers as a group (9 persons)

* Represents less than 1% of class.

/1//   Each person has sole voting and investment power of all the securities
 - indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra's Employees' Savings and Investment Plan, in each case as of December 31, 1999.

/2//   Terra Nitrogen Corporation also owns the entire general partner interests
 - in the Partnership. Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

/3//   The shares of Terra common stock shown include shares subject to employee
 - stock options that can be exercised on or before May 2, 2000. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (67,334); Mr. Joyce (643,000); Mr. Meyer (61,000); Mr. Savage (19,634); and Mr. Valentine (52,000) and all directors and executive officers as a group (842,968).

Item 13.  Certain Relationships and Related Transactions

     The General Partner does not receive a management fee or similar compensation in connection with its management of the Partnership. Pursuant to TNCLP's limited partnership agreement and the Operating Partnership's limited partnership agreement, the General Partner receives:

     (a) distributions in respect of its 2% General Partner interest on a combined basis in TNCLP and the Operating Partnership (See "Market for Registrant's Units and Related Unitholders Matters");

     (b) distributions in respect of its ownership of limited partner interests of TNCLP;

     (c) incentive distributions payable to the General Partner out of TNCLP's Available Cash (as defined) in the event quarterly distributions exceed specified target levels; and

     (d) reimbursement for all direct and indirect costs and expenses incurred on behalf of the Partnership, all general and administrative expenses incurred by the General Partner or its affiliates for or on behalf of the Partnership and all other expenses necessary or appropriate to the conduct of the business of, and reasonably allocable to, the Partnership.

     Such reimbursement includes the costs of compensation and employee benefit plans properly allocable to the Partnership. For the years ended December 31, 1999, 1998 and 1997, the General Partner was entitled to reimbursement in the amount of $18.2 million, $17.9 million and $17.7 million, respectively, for costs and expenses related to the compensation and employee benefit plans arising from Partnership activities.

     The General Partner is also reimbursed for costs and expenses directly related to the Partnership's use of natural gas inventories purchased during off-season periods and out-of-pocket costs for materials and property taxes related to Partnership activities and assets. For the years ended December 31, 1999, 1998 and 1997, the General Partner was reimbursed $8.7 million, $13.0 million and $2.0 million, respectively, for these items.

     TNC and Terra are parties to an agreement whereby TNC provides certain sales, supply management and distribution services for certain Terra affiliates. Certain costs and expenses incurred by TNC for providing such services are charged (based on cost) to such affiliates, including the Partnership. Such expenses charged to the Partnership were $4.1, $5.4 million and $7.2 million for 1999, 1998 and 1997, respectively.

     Under another agreement between TNC and Terra, certain management and other services, including advertising, accounting, legal, human resources, insurance and risk management, safety and environmental, and corporate relations are provided by Terra or certain of its affiliates (other than TNC) and charged to Terra affiliates, including the Partnership, as appropriate. Expenses under this agreement charged to the Partnership were $3.4, $3.7 million and $5.0 million for 1999, 1998 and 1997, respectively.

     Certain supply terminals and transportation equipment are generally available for use by the Partnership and other Terra affiliates. The costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system are centralized. The Partnership and other Terra affiliates are charged based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for 1999, 1998 and 1997 were $32.4, $26.1 million and $23.3 million, respectively.

     The Partnership sells product to affiliates of the General Partner at market prices and terms. During 1999, 1998 and 1997 the Partnership sold $16.1 million, $26.3 million and $41.0 million, respectively, of nitrogen fertilizer products to affiliates of the General Partner at market prices and terms.

     The Partnership has demand deposit and demand note arrangements with a Terra subsidiary to allow for excess Partnership cash to be deposited with or funds to be borrowed from such affiliate. The balance is due on demand and bears interest based on the Eurodollar rate under the Credit Agreement (9.75 % and 7.3% at December 31, 1999 and 1998, respectively). Interest income recorded by the Partnership on the demand deposit was $0.6 million and $1.5 million for 1999 and 1998, respectively.

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

        3.1       Agreement of Limited Partnership of TNCLP, filed as Exhibit
                  3.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991 and incorporated herein by reference.

        3.2       Certificate of Limited Partnership of TNCLP, filed as Exhibit
                  3.2 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

        4.1 Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991 and incorporated herein by reference.

        4.3 Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991 and incorporated herein by reference.

        4.4 Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as
                  Exhibit 4.4 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991 and incorporated herein by reference.

        4.5 Certificate of Limited Partnership of the Operating Partnership, filed as Exhibit 4.5 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

       10.1 Agreement of Limited Partnership of the Operating Partnership, filed as Exhibit 10.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991 and incorporated herein by reference.

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

       10.4 Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as
                  Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

     **10.5 Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

       10.6 Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

       10.8 Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as
                  Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

       10.9 Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit
                  10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

       10.10 Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

       10.11 Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991 and incorporated herein by reference.

       10.12 Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

       10.13 Lease dated February 1, 1972, between Continental Oil Company and Agrico Chemical Company, as supplemented, filed as Exhibit
                  10.13 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991 and incorporated herein by reference.

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

       10.29 Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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

       10.33 Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

       10.34 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as
                  Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

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

       10.40 Limited Waiver dated as of March 2, 1999 to the 1998 Credit Agreement, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8520), is incorporated herein by reference.

       10.41 Amended and Restated Credit Agreement dated June 25, 1999 among Terra Capital, Inc., Certain Guarantors, certain Lenders, Certain Issuing Banks, Salomon Smith Barney Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.6 to Terra Industries Inc. Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8520), is incorporated herein by reference.

       10.42 Credit Agreement dated December 31, 1997 and Amended and Restated June 25, 1999 among Terra International (Canada) Inc., Certain Guarantors, certain Lenders, Certain Issuing Banks, Salomon Smith Barney Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.6 to Terra Industries Inc. Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8520), is incorporated herein by reference.

      *27         Financial Data Schedule (EDGAR only).

       99.1       Conversion Statement dated December 31, 1996, filed as Exhibit
                  99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.


              *   Filed Herewith
              ** Confidential treatment has been granted for portions of the exhibit.

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


                                            Terra Nitrogen Company, L.P.

                                            By:      Terra Nitrogen Corporation,
                                                     as General Partner


                                            By:      /s/ Francis G. Meyer
                                                     --------------------
                                                     Francis G. Meyer
                                                     Vice President
                                                     (Principal Financial
                                                       Officer)

Dated:  March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 17, 2000 and in the capacities indicated.

         Signature                                        Title

/s/ Burton M. Joyce                            Chairman of the Board
-------------------------------
(Burton M. Joyce)                              of Terra Nitrogen Corporation



/s/ Michael L. Bennett                         Director and President
-------------------------------
(Michael L. Bennett)                           of Terra Nitrogen Corporation



/s/ Dennis B. Longmire                         Director of Terra Nitrogen
-------------------------------
(Dennis B. Longmire)                           Corporation


/s/ Francis G. Meyer                           Director and Vice President of
-------------------------------
(Francis G. Meyer)                             Terra Nitrogen Corporation


/s/ Robert W. Todd                             Director of Terra Nitrogen
-------------------------------
(Robert W. Todd)                               Corporation

                    INDEX TO FINANCIAL STATEMENT SCHEDULES,
                             REPORTS AND CONSENTS

                Consolidated Financial Statements and Schedules
                        of Terra Nitrogen Company, L.P.

                                                                                                              Page
Independent Auditors' Report...............................................................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................   F-3
Consolidated Statements of Operations for the Years ended December 31, 1999, 1998 and 1997.................   F-4
Consolidated Statements of Partners' Capital for the Years ended December 31, 1999, 1998 and 1997..........   F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997.................   F-6
Notes to Consolidated Financial Statements.................................................................   F-7

     All financial statement schedules are omitted because they are either not required, not applicable or the information is shown in the financial statements or in the notes to financial statements.

                         Independent Auditors' Report



To the Partners
Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) as of December 31, 1999 and 1998 and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP


Omaha, Nebraska
March 10, 2000

                          Terra Nitrogen Company, L.P.
                           Consolidated Balance Sheets

                                                                                       At December 31,
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   1999                 1998
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $        13         $        12
   Demand deposit with affiliate                                                        -               1,082
-------------------------------------------------------------------------------------------------------------
                                                                                       13               1,094
-------------------------------------------------------------------------------------------------------------
Receivables:
   Trade                                                                           28,772               4,695
   Other                                                                            1,074               1,968
Inventory:
   Finished products                                                               25,611              32,644
   Materials and supplies                                                          13,501              17,811
Prepaid expenses and other current assets                                           1,583               2,440
-------------------------------------------------------------------------------------------------------------
   Total current assets                                                            70,554              60,652

Property, plant, and equipment, net                                               157,275             164,689

Other assets                                                                       14,595              10,736
-------------------------------------------------------------------------------------------------------------
   Total assets                                                               $   242,424        $    236,077
=============================================================================================================

Liabilities and partners' capital
Current Liabilities:
   Note payable to affiliate                                                  $    39,601        $          -
   Accounts payable                                                                16,096              14,459
   Payable to affiliates                                                                -              23,587
   Accrued liabilities                                                              3,518               4,513
   Customer prepayments                                                             6,389                 482
   Current portion of capital lease obligations                                       847               1,119
-------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       66,451              44,160
-------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations                                            -               7,846

Long-term payable to affiliates                                                     5,316               5,316

Partners' capital:
   Limited partners' interests - common unitholders                               180,837             188,773
   General partners' interest                                                     (10,180)            (10,018)
-------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                      170,657             178,755
-------------------------------------------------------------------------------------------------------------
     Total liabilities and partners' capital                                  $   242,424        $    236,077
=============================================================================================================

See Notes to the Consolidated Financial Statements

                          Terra Nitrogen Company, L.P.
                      Consolidated Statements of Operations


                                                                               Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
(in thousands, except per-unit amounts)                              1999                1998             1997
--------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                                                  $   226,941         $   249,434      $   333,959
   Other income, net                                                  787               1,326            1,353
--------------------------------------------------------------------------------------------------------------
                                                                  227,728             250,760          335,312
--------------------------------------------------------------------------------------------------------------

   Cost of goods sold                                             226,731             201,981          219,486
--------------------------------------------------------------------------------------------------------------
     Gross profit                                                     997              48,779          115,826
--------------------------------------------------------------------------------------------------------------

   Operating expenses                                               7,797               9,179           12,147
--------------------------------------------------------------------------------------------------------------
   Income (loss) from operations                                   (6,800)             39,600          103,679

   Interest expense                                                (1,947)             (2,288)          (2,201)
   Interest income                                                    649               1,463            3,660
--------------------------------------------------------------------------------------------------------------
   Net income (loss)                                          $    (8,098)        $    38,775      $   105,138
==============================================================================================================

Net income (loss) allocable to limited partners' interest     $    (7,936)        $    29,577      $    77,545
==============================================================================================================

Net income (loss) per limited partnership unit                $     (0.43)        $      1.60      $      4.17
==============================================================================================================

See Notes to the Consolidated Financial Statements

                          Terra Nitrogen Company, L.P.
                  Consolidated Statements of Partners' Capital


                                                                Limited Partners' Interests
                                                                ---------------------------
(in thousands, except for Units)                           Senior                      General          Total
                                                        Preference        Common      Partner's      Partners'
                                                       Unitholders     Unitholders     Interest        Capital
---------------------------------------------------------------------------------------------------------------
Partners' capital at December 31, 1996                $  207,483       $  30,636    $     5,625    $   243,744
Net income                                                   160          77,385         27,593        105,138
Distributions                                               (372)        (96,023)       (39,108)      (135,503)
Conversion of Senior Preference Units to
Common Units                                            (200,667)        200,667            ---            ---
Redemption of Senior Preference Units                     (6,604)            ---            ---         (6,604)
---------------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1997                       ---         212,665         (5,890)       206,775
Net income                                                   ---          29,577          9,198         38,775
Distributions                                                ---         (53,469)       (13,326)       (66,795)
---------------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1998                       ---         188,773        (10,018)       178,755
Net loss                                                     ---          (7,936)          (162)        (8,098)
---------------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1999                $      ---       $ 180,837    $   (10,180)   $   170,657

Limited partner units issued and outstanding
at December 31, 1999                                                                  18,501,576
                                                                                      ==========

See Notes to Consolidated Financial Statements

                         Terra Nitrogen Company, L.P.
                     Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------

                                                                                Year ended December 31,
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                       1999                1998             1997
--------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                             $    (8,098)        $    38,775      $   105,138
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation                                                    12,974              12,387           11,916
   Changes in operating assets and liabilities:
     Receivables                                                  (23,183)             (2,656)           7,047
     Inventory                                                     11,343             (19,777)            (980)
     Prepaid expenses and other current assets                        857                (129)              42
     Accounts payable                                               1,637                (410)         (10,290)
     Payable to affiliates                                        (23,587)             15,027           (5,038)
     Accrued liabilities and customer prepayments                   4,912              (2,846)          (7,522)
   Change in other assets                                          (3,859)              5,295            9,519
   Other                                                              ---                (431)           1,170
--------------------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                     (27,004)             45,235          111,002
--------------------------------------------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                            (5,560)             (7,543)          (8,928)
   Proceeds from sale of property, plant and equipment                ---                 ---              221
--------------------------------------------------------------------------------------------------------------
Net cash flows from investing activiti es                          (5,560)             (7,543)          (8,707)
---------------------------------------------------------------------------------------------------------------
Financing Activities
   Net changes in short-term borrowings                            39,601                 ---              ---
   Redemption of Senior Preference Units                              ---                 ---           (6,604)
   Borrowings under revolving line of credit                          ---                 ---            7,000
   Repayment of long-term debt                                     (8,118)             (1,071)          (1,162)
   Proceeds from elimination of distribution reserve fund             ---                 ---           18,480
   Partnership distributions paid                                     ---             (66,795)        (135,503)
---------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                           31,483             (67,866)        (117,789)
---------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                       (1,081)            (30,174)         (15,494)
Cash and Cash Equivalents at Beginning of Year                      1,094              31,268           46,762
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                      $        13         $     1,094      $    31,268
==============================================================================================================

See Notes to the Consolidated Financial Statements

                  Notes to Consolidated Financial Statements

1.   Organization

     Terra Nitrogen Company, L.P. ("TNCLP") is a Delaware limited partnership that owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the "Operating Partnership"; collectively with TNCLP, the "Partnership," unless the context otherwise requires). Terra Nitrogen Corporation ("TNC"), the General Partner, exercises full control over all business affairs of the Partnership. TNC owns, as general partner, a consolidated 2.0% interest in both the Partnership and Operating Partnership. TNC has agreed not to voluntarily withdraw as the General Partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2002.

     TNC is an indirect wholly-owned subsidiary of Terra Industries Inc. ("Terra"), a Maryland corporation. Terra is an industry leader in the production and marketing of both nitrogen products and methanol. Terra is one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada, as well as is the largest producer of ammonium nitrate in the United Kingdom. In addition, Terra is one of the largest U.S. producers and marketers of methanol.

     Ownership of TNCLP is represented by the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 13,389,014 Common Units as of December 31, 1999 and the balance are traded on the New York Stock Exchange under the symbol "TNH."

     The Partnership primarily evaluates performance and determines the allocation of resources on an entity-wide basis.

2.   Significant Accounting Policies

     Description of Business - The Partnership manufactures and sells fertilizer products, including ammonia, urea and urea ammonium nitrate solution ("UAN"), which are principally used by farmers to improve the yield and quality of their crops. The Partnership sells products primarily throughout the United States on a wholesale basis. The Partnership's customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry. Credit is extended based on an evaluation of the customer's financial condition, and collateral generally is not required.

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

     Cash and Cash Equivalents - TNCLP considers liquid debt instruments with an original maturity of three months or less to be cash equivalents. In prior years, the Partnership had a demand deposit with an affiliate that represented excess Partnership cash deposited with Terra Capital, Inc. The deposit was due on demand and bore interest based on the Eurodollar rate under the credit agreement (7.3% at December 31, 1998). Interest income recorded by TNCLP on this deposit was $.6 million and $1.5 million for 1999 and 1998, respectively.

     Inventories - Inventories are stated at the lower of average cost or estimated net realizable value. The cost of inventories is determined using the first-in, first-out method.

     Property, Plant and Equipment - Expenditures for plant and equipment additions, replacements, and major improvements are capitalized. Related depreciation is charged to expense on a straight-line basis over estimated useful lives ranging from 3 to 20 years. Maintenance, other than plant turnaround and catalyst replacement, and repair costs are expensed as incurred.

     Hedging Transactions - Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month to which the hedged transactions relate (see Note 9 - Derivative Financial Instruments).

     Plant Turnaround and Catalyst Replacement Costs - Costs related to the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis, until the next scheduled turnaround generally over two years. Included in other non-current assets at December 31, 1999 and 1998 is $12.8 million and $8.8 million, respectively, of unamortized plant turnaround and catalyst replacement costs.

     Income Taxes - The Partnership is not subject to income taxes and the income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership. The reported amount of net assets of the Partnership exceeded the tax basis of the net assets by approximately $142 million and $143 million at December 31, 1999 and 1998, respectively.

     Per-unit Results and Allocations - Net income per limited partner unit is computed by dividing net income, less an approximate 2%, 24% and 26% share allocable to the General Partner for the years ended December 31, 1999, 1998 and 1997, respectively, by 18,501,576 limited partner units for the years ended December 31, 1999, 1998 and 1997. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners.

     New Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 2000, as amended by SFAS 137, "Accounting for Derivative and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Partnership will adopt SFAS 133 effective January 1, 2001. At this time, the Partnership has not determined the impact of SFAS 133 on its results of operations, financial position, or cash flows.

3.   Agreement of Limited Partnership

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of Available Cash, as defined. The General Partner receives a combined minimum 2% of total cash distributions and as an incentive, the General Partner's participation increases if cumulative cash distributions exceed specified target levels.

     Until December 31, 1996, distributions of Available Cash were subject to the rights of Senior Preference Units (SPUs) to receive $.605 per unit per quarter, plus any arrearages for minimum payments for prior quarters before any distributions to Common Unitholders. SPUs and Common Units participated equally in distributions after each class of Units received the Minimum Quarterly Distribution ("MQD"), subject to the General Partner's right to receive cash distributions.

     After December 31 1996, SPUs did not participate with Common Units in distribution in excess of the MQD. For a 90-day period that commenced on December 31, 1996, the holders of all SPUs had the right to elect to convert their SPUs into Common Units on a one-for-one basis, effective December 31, 1996, by delivering to the General Partner a conversion notice. Any SPUs for which a conversion notice was not received during the 90-day period remained SPUs. Holders of 13,329,162 SPUs converted their units to Common Units and 307,202 units remained SPUs. Remaining SPU's were redeemed by the Partnership during 1997. The Common Units began trading on the New York Stock Exchange on April 1, 1997 under the symbol TNH.

     The quarterly cash distributions paid to the Units and the General Partner in 1999, 1998, and 1997 follow:

                                  Senior
                                Preference                     Common                        General
                                  Units                         Units                        Partner
                          -----------------------     --------------------------     -------------------------
                              Total        $ Per            Total         $ Per            Total        $ Per
                            ($000s)         Unit          ($000s)          Unit          ($000s)         Unit
                          ---------         ----          -------          ----          -------         ----
     First Quarter                -            -                -             -                -            -
     Second Quarter               -            -                -             -                -            -
     Third Quarter                -            -                -             -                -            -
     Fourth Quarter               -            -                -             -                -            -

     1998
     First Quarter                -            -           21,647          1.17            3,431            -
     Second Quarter               -            -                -             -                -            -
     Third Quarter                -            -           31,822          1.72            9,895            -
     Fourth Quarter               -            -                -             -                -            -

     First Quarter              186      *  .605           27,752          1.50           10,477            -
     Second Quarter             186      *  .605           18,871          1.02            1,836            -
     Third Quarter                -            -           44,034          2.38           26,686            -
     Fourth Quarter               -            -            5,366           .29              109            -

     * The distributions paid in 1997 to the holders of the SPUs represented an amount equal to the MQD for each quarter.

     If at any time less than 25% of the issued and outstanding Units are held by non-affiliates of the General Partner, the General Partner or its affiliates may elect to acquire all such outstanding Units held by non-affiliated persons. The General Partner and its affiliates owned 72.4% of the Common Units at December 31, 1999. If the 75% ownership threshold is met and the General Partner elects to acquire all outstanding Units, TNCLP is required to give at least 30 but not more than 60 days notice of its decision to purchase the outstanding Units. The purchase price per Unit will be the greater of (a) the average of the previous 20 trading days closing prices as of the date five days before the purchase is announced or (b) the highest price paid by the General Partner or any of its affiliates for any Unit within the 90 days preceding the date the purchase is announced.

4.   Related Party Transactions

     The Partnership has no employees. Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, TNC, as General Partner, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership and for that portion of TNC's or its affiliates' administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership's business and reasonably allocable to the Partnership. Costs and expenses incurred by TNC for providing such services are charged to the Partnership. For the years ended December 31, 1999, 1998 and 1997, expenses charged to the Partnership by TNC amounted to $32.5 million, $40.0 million and $24.7 million, respectively, including $18.2 million, $17.9 million and $17.7 million, respectively, for payroll and payroll-related expenses including pension costs.

     Effective January 1, 1995, under a general and administrative service agreement between TNC and Terra, certain services including accounting, legal, risk management, investor relations and certain employee benefit and other employee-related expenses are provided by Terra to TNC. The portion of these expenses allocated to TNC that relate to TNC's activities as General Partner are charged to the Partnership. Expenses under this agreement charged to the Partnership were $3.4 million, $3.7 million and $5.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Certain supply terminals and transportation equipment are generally available for use by the Partnership and other Terra affiliates. The costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system are centralized. The Partnership or Terra is charged based on usage of such assets and freight costs incurred. Amounts charged to the Partnership for the years ended December 31, 1999, 1998 and 1997 were $32.4 million, $26.1 million and $23.3 million, respectively.

     TNC's employees are members of the Terra Industries Inc. Employees' Retirement Plan (the Terra Retirement Plan), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for TNC employees. TNC recorded pension costs of $.7 million, $.8 million and $1.2 million ($.5 million, $.6 million and $1.0 million of which was charged to the Partnership) in 1999, 1998 and 1997, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Terra maintains a qualified savings plan that allows employees who meet specified service requirements to contribute a percentage of their total compensation, up to a maximum defined by the plan. Each employee's contribution, up to a specified maximum, may be matched by TNC based on a specified percentage of employee contributions. Employee contributions vest immediately, while Terra's contributions vest over five years. Expenses associated with TNC's contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 1999, 1998 and 1997 were $620,000, $627,000 and
$706,000, respectively.

     TNC has an incentive compensation plan covering certain key employees which is based on Terra Nitrogen Division (which consists of the Partnership and the Nitrogen Manufacturing business represented by Terra's plants located in Woodward, Oklahoma; Port Neal, Iowa; and Courtright, Ontario) annual earnings before interest, taxes and minority interest. Expenses for the incentive compensation plan charged to the Partnership was $1.5 million in 1997.

     The Partnership sold $16.1 million, $26.3 million and $41.0 million of nitrogen fertilizer products to Terra at market prices and terms during the years ended December 31, 1999, 1998 and 1997, respectively. In June, 1999, Terra sold its Distribution business and no longer purchases product from the Partnership.

     Under certain circumstances an affiliate of the Partnership may advance funds to the Partnership under a demand note.

5.   Accounts Receivable Securitization

     On August 20, 1996, TNCLP and certain affiliates of the General Partner, through Terra Funding Corporation ("TFC"), an affiliate of the General Partner and a limited purpose corporation, entered into an agreement with a financial institution to sell an undivided interest in their accounts receivable. Under the agreement, which expired during 1999, undivided interests in new receivables were sold as amounts were collected on previously sold amounts. The discount on TNCLP's portion of accounts receivable sold in 1999, 1998 and 1997 was $.5 million, $1.5 million and $1.6 million, respectively, and is included in interest expense in the Consolidated Statements of Income.

6.   Property, Plant and Equipment

     Property, plant and equipment, net consisted of the following at December
     31,

     (in thousands)                                             1999                1998
                                                         -----------         -----------
     Assets owned:
         Land and improvements                            $    5,091          $    5,091
         Plant and equipment                                 266,127             261,186
         Terminals and transportation equipment                8,482               7,863
                                                         -----------         -----------
                                                             279,700             274,140
     Assets under capital lease:
         Plant and equipment                                   9,262               9,262
                                                         -----------         -----------
                                                             288,962             283,402
     Less accumulated depreciation and amortization         (131,687)           (118,713)
                                                         -----------         -----------
     Total                                                $  157,275          $  164,689
                                                         -----------         -----------

     .
7.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consisted of the following at December 31,

     (in thousands)                                             1999                1998
                                                         -----------         -----------
     Revolver borrowings                                     $     -           $   7,000
     Capitalized lease obligations                               847               1,965
                                                         -----------         -----------
                                                                 847               8,965
     Less current maturities                                    (847)             (1,119)
                                                         -----------         -----------
     Total                                                   $     -           $   7,846
                                                         -----------         -----------

     The Partnership's revolving credit agreement was terminated during 1999 and outstanding balances repaid in full. Interest paid on long-term debt by the Partnership was $302,000, $578,000 and $605,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


8.   Commitments and Contingencies

     The Operating Partnership is committed to various non-cancelable capital and operating leases for land, buildings and equipment. Total minimum rental payments follow:

                                                             Capital              Operating
     (in thousands)                                           Leases                 Leases                 Total
                                                      --------------     ------------------     -----------------
     2000                                                   $    890            $    10,716            $   11,606
     2001                                                          -                  9,343                 9,343
     2002                                                          -                  8,051                 8,051
     2003                                                          -                  7,369                 7,369
     2004                                                          -                  6,032                 6,032
     2005 and thereafter                                           -                  8,529                 8,529
                                                      --------------     ------------------     -----------------
     Total minimum lease payments                                890                 50,040                50,930
     Less amount representing interest                           (43)                     -                   (43)
                                                      --------------     ------------------     -----------------
     Net minimum lease payments                             $    847            $    50,040            $   50,887
                                                      --------------     ------------------     -----------------

     Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2004, and the Partnership has the option to renew the lease for an additional term of five years.

     The above amounts include the leases for the ammonia and urea facilities at the Blytheville Plant. The lease term for the ammonia facility is scheduled to expire on November 30, 2004 and the Partnership has the option to extend the lease for eleven successive terms of five years each at the same rental rate. The urea facility lease is scheduled to expire November 1, 2005, and the Partnership has the option to renew the lease for three successive periods of five years. The Partnership has the right to purchase the ammonia and the urea facilities at the end of the respective lease terms (including any renewal terms).

     Rent expense under non-cancelable operating leases amounted to approximately $8.5 million, $9.0 million and $9.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The Partnership is subject to risks undertaken by Terra in its policy of using derivative financial instruments to manage the risk associated with changes in natural gas supply prices. Derivative financial instruments have credit risk and market risk. To manage credit risk, Terra enters into derivative transactions only with counter-parties who are currently rated BBB or better as recognized by a national rating agency. Terra will not enter into a transaction with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles.

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

     Natural gas supplies to meet production requirements at the Operating Partnership's production facilities are purchased at market prices. Natural gas market prices are volatile and the Partnership effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swap agreements and purchased options. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Partnership's two production facilities are purchased for each plant at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

     A swap is a contract with a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10% to 20% of the contract value and option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts required payments to or from the Partnership for the amount, if any, that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. There is no initial cash requirements related to the swap and basis swap agreement.

     The following summarizes open natural gas contracts allocated to the Partnership at December 31, 1999 and 1998:

                                                   1999                                    1998
                                 -----------------------------------      ----------------------------------
                                         Contract         Unrealized           Contract          Unrealized
     (in thousands)                         MMbtu        Gain (Loss)              MMbtu         Gain (Loss)
                                 ----------------     --------------      --------------     --------------
     Futures                                    -          $       -                502          $      (19)
     Swaps                                 15,278                                36,184              (4,890)
     Options                               15,160                  -              6,889
                                                                                                        (23)

                                 ----------------     --------------      --------------     --------------
                                           30,438          $   2,428             43,575          $   (4,932)
                                 ----------------     --------------      --------------     --------------

     The Partnership's annual procurement requirements are approximately 56 million MMbtu's of natural gas. The Partnership had in place at December 31, 1999 hedge contracts and firm purchase commitments to cover 27.1% of 2000 natural gas requirements. Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month to which the hedged transaction relates. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized losses of $0.3 million on closed contracts relating to January 2000 were deferred by the Partnership at December 31, 1999. Realized losses of $1.6 million on closed contracts relating to January 1999 were deferred by the Partnership at December 31, 1998. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

     During 1999, 1998 and 1997, natural gas forward pricing activities reduced the Partnership's natural gas costs by $2.5 million, $5.9 million and $25.6 million, respectively, compared with spot market natural gas prices.

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

     Off-balance-sheet instruments - Fair values for the Partnership's natural gas swaps and options are based on contract prices in effect at December 31, 1999 and December 31, 1998. The unrealized gain (loss) on these contracts is disclosed in Note 9.

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

     Major customers - For the years ended December 31, 1999, 1998 and 1997, sales to Terra totaled $16.1 million, $26.3 million and $41.0 million, or 7.1%, 10.5% and 12.3%, respectively, of the Partnership's sales. In June, 1999, Terra sold its Distribution business and no longer purchases product from the Partnership.