Form 10-Q
period 2000-03-31
TERRA NITROGEN CO L P /DE
filed 2000-05-10
CIK 879575

================================================================================

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    --------------------------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

     At the close of business on April 30, 2000, there were 18,501,576 Common Units outstanding.

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
                                 (in thousands)
                                  (unaudited)


                                                  March 31,   December 31,   March 31,
                                                     2000        1999          1999
                                                   --------   ------------   --------
ASSETS
  Current assets:
     Cash and cash equivalents                     $  5,859      $     13   $     36
     Accounts receivable                             31,464        29,846      2,281
     Inventory - finished products                   25,095        25,611     36,489
     Inventory - materials and supplies              12,915        13,501     13,690
     Prepaid expenses and other current assets        1,179         1,583      1,316
------------------------------------------------------------------------------------
  Total current assets                               76,512        70,554     53,812

  Net property, plant and equipment                 154,125       157,275    164,241

  Other assets                                       12,366        14,595      8,758
------------------------------------------------------------------------------------

  Total assets                                     $243,003      $242,424   $226,811
====================================================================================

LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
      Short-term note payable to affiliate         $ 19,229      $ 39,601   $ 20,112
      Accounts payable and accrued liabilities       19,536        19,614     15,143
            Customer prepayments                     23,339         6,389        737
     Current portion of long-term debt and
      capital lease obligations                         637           847      1,132
------------------------------------------------------------------------------------
  Total current liabilities                          62,741        66,451     37,124

  Long-term debt and capital lease obligations            0             0      7,655
  Long-term payable to affiliates                     5,316         5,316      5,316
  Partners' capital                                 174,946       170,657    176,716
------------------------------------------------------------------------------------

  Total liabilities and partners' capital          $243,003      $242,424   $226,811
====================================================================================

See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               2000      1999
                                                             --------  --------
Revenues                                                      $69,716   $53,784
Other income                                                      169       289
-------------------------------------------------------------------------------
Total revenues                                                 69,885    54,073
Cost of goods sold                                             62,580    53,763
-------------------------------------------------------------------------------

Gross profit                                                    7,305       310
Operating expenses                                              2,378     2,217
-------------------------------------------------------------------------------

Operating income (loss)                                         4,927    (1,907)

Net interest expense                                             (639)     (132)
-------------------------------------------------------------------------------

Net income (loss)                                             $ 4,288   $(2,039)
===============================================================================

Net income (loss) allocable to
   limited partners' interest                                 $ 4,202   $(1,997)
===============================================================================

Net income (loss) per limited
   partnership unit                                           $   .23   $ (0.11)
===============================================================================

See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                                          2000      1999
                                                                        --------  --------
Operating activities:

  Net income (loss)                                                     $  4,288   $(2,039)
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
     Depreciation and amortization                                         3,201     3,233
     Changes in operating assets and liabilities:
       Receivables                                                        (1,620)    1,763
       Inventories                                                         1,102       276
       Prepaid expenses                                                      405     1,124
       Accounts payable and accrued liabilities                           16,871      (955)
       Change in other assets                                              2,259     1,978
------------------------------------------------------------------------------------------

Net cash flows from operating activities                                  26,506     5,380

Net cash flows from investing activities:

  Capital expenditures                                                       (79)   (2,785)

Financing activities:

  Repayment of borrowings from affiliates                                (20,371)   (3,475)
  Repayment of long-term debt and capital lease obligations                 (210)     (178)
------------------------------------------------------------------------------------------
Net cash flows from financing activities                                 (20,581)   (3,653)
------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  5,846    (1,058)
Cash and cash equivalents at beginning of period                              13     1,094
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $  5,859   $    36
==========================================================================================

See accompanying notes.

                          TERRA NITROGEN COMPANY, L.P.

             Notes to Consolidated Financial Statements (unaudited)


1.   Basis of Presentation

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. ("TNCLP") Annual Report on Form 10-K for the year ended December 31, 1999. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"), are referred to herein, collectively, as the "Partnership".

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

     Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the three months ended March 31, 2000 and 1999, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.


2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No cash distributions were made in 2000 or 1999.

3.   Financing Arrangements

     The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At March 31, 2000 and 1999, no amounts were deposited with Terra Capital, Inc. The amount of the demand note was $19.2 million at March 31, 2000 and $20.1 million at March 31, 1999. The balance is due on demand bearing interest at the rate paid by Terra Capital on its short-term borrowings, or 9.31% and 7.45% at March 31, 2000 and 1999, respectively.

4.   Natural gas costs

     The Partnership's natural gas procurement policy is to fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Partnership's production facilities are physically purchased from various suppliers which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

     The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2000 and 2001, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at March 31, 2000 to cover 39% of natural gas requirements through March 31, 2001. Unrealized gains from forward pricing positions totaled $10.1 million as of March 31, 2000. The amount recognized by the Partnership will be dependent on prices in effect at the time of settlement.

     For the first three months of 2000, natural gas hedging activities produced cost savings of $1.4 million compared with spot prices.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

                Three months ended March 31, 2000 compared with
                       three months ended March 31, 1999


Volumes and prices for the three-month periods ended March 31, 2000 and 1999 were as follows:

                               2000                          1999
                   -------------------------      -----------------------------
                       Sales        Average          Sales          Average
                      Volumes     Unit Price        Volumes        Unit Price
                     (000 tons)     ($/ton)       (000 tons)        ($/ton)
                   ------------   ----------      -------------  --------------

Ammonia                 128           132             131             104
UAN                     601            62             470              61
Urea                    128           121             127              91

Revenues for the quarter ended March 31, 2000 increased $15.8 million, or 29%, compared with the same quarter in 1999 due primarily to higher average unit prices and increased UAN sales volumes. UAN shipments were higher in the 2000 first quarter due to mild winter weather which promoted early planting and top dressing in the Southeast. First quarter prices increased 27%, 2% and 33% for ammonia, UAN and urea, respectively, compared with the 1999 quarter as the result of lower industry inventory levels. As compared to the 1999 first quarter, higher prices increased revenues by $7.3 million and additional UAN volumes increased revenues by $8.1 million.

First quarter 2000 gross profits increased $7.0 million from 1999 primarily as the result of higher selling prices. First quarter product costs increased $5.7 million from 1999 as the result of a 12% increase to natural gas costs, but these were offset by declines to other spending as the result of improved plant on-stream rates and lower distribution costs.

Operating expenses were comparable to the 1999 first quarter. Net interest expense was $507,000 higher than the 1999 first quarter due to higher levels of short-term debt.

Capital Resources and Liquidity

Net cash flows from operating activities for the first three months of 2000 were $26.5 million compared to $5.4 million during the same 1999 period. The increase from 1999 cash provided from operating activities was principally due to the $17.0 million increase to customer prepayments and the $6.3 million increase in 2000 net income. The Partnership expects substantially all customer prepayment balances will be utilized during the 2000 second quarter.

The Partnership's principal needs for funds are for support of its working capital and capital expenditures. The Partnership intends to fund its needs primarily through net cash flows from operating activities, and, to the extent required, from funds borrowed from others, including borrowings from Terra Capital, Inc., the parent of the General Partner. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs and fund the Partnership's capital expenditures for at least the next twelve months.

At March 31, 2000, the Partnership had $19.2 million of borrowings payable to Terra Capital. On April 7, 2000, the Partnership with Terra Industries Inc., Terra Capital and other affiliates entered into an asset based financing agreement that provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 65% of eligible inventory plus $10 million. The new financing agreement, which expires January 2003, bears interest at floating rates comparable to the previous facilities and is secured by substantially all of the Partnership's assets. The new agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra Industries is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis. Failure to meet these covenants would require Terra to incur additional costs to amend the bank facilities or could result in termination of the facilities.

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves as the General Partner determines in its reasonable discretion to be necessary. In consideration of the Partnership's notes payable and customer prepayment liabilities at March 31, 2000, the General Partner established reserves that resulted in no Available Cash generated during the 2000 first quarter.

Capital expenditures

Capital expenditures totaled $0.2 million for the first three months of 2000. For the remainder of 2000, the Partnership plans to spend less than $5 million for routine equipment replacement.

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

The General Partner and its affiliates own 72.4% of the Common Units as of April 30, 2000. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units have been and may continue to be purchased from time to time on the open market and through privately negotiated transactions by affiliates of the General Partner and such purchases may bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

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

                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               10.43 Credit Agreement dated April 7, 2000 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Terra Nitrogen, Limited Partnership, Terra Industries, Inc., as guarantor, Certain Lenders, Certain Issuers and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

               10.44 Credit Agreement dated December 31, 1997 and Amended and Restated June 25, 1999 and further Amended and Restated April 7, 2000 among Terra International (Canada), Inc., Certain Guarantors, Certain Lenders and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

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

                                         TERRA NITROGEN COMPANY, L.P.

                                     By: TERRA NITROGEN CORPORATION
                                         as General Partner


Date:  May 5, 2000                   By: /s/ Francis G. Meyer
                                         --------------------------------------
                                         Francis G. Meyer
                                         Vice President
                                         (Principal Accounting Officer)