Form 10-Q
period 2000-06-30
TERRA NITROGEN CO L P /DE
filed 2000-07-28
CIK 879575

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

         For the quarter ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________

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

         At the close of business on July 31, 2000, there were 18,501,576 Common Units outstanding.

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
                                (in thousands)
                                  (unaudited)

                                                                 June 30,          December 31,         June 30,
                                                                   2000                1999               1999
                                                             --------------        -------------       ----------
ASSETS
     Current assets:
         Cash and cash equivalents                             $     10,501          $         13        $         13
         Accounts receivable                                         29,955                29,846              19,322
         Inventory - finished products                               20,214                25,611              24,887
         Inventory - materials and supplies                           1,123                13,501              16,928
         Prepaid expenses and other current assets                    2,056                 1,583               2,219
---------------------------------------------------------------------------------------------------------------------
     Total current assets                                            63,849                70,554              63,369

     Net property, plant and equipment                              151,308               157,275             162,242
     Other assets                                                    11,560                14,595               7,814
---------------------------------------------------------------------------------------------------------------------
Total assets                                                   $    226,717          $    242,424        $    233,425
=====================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
     Current liabilities:
         Short-term note payable to affiliates                 $        ---          $     39,601        $     28,880
         Accounts payable and accrued liabilities                    21,321                19,614              18,356
         Customer prepayments                                         3,059                 6,389                 129
         Current portion of long-term debt and
            capital lease obligations                                 1,460                   847               1,145
---------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                       25,840                66,451              48,510

     Long-term debt and capital lease obligations                     8,750                   ---                 461
     Long-term payable to affiliates                                  5,316                 5,316               5,316
     Partners' capital                                              186,811               170,657             179,138
---------------------------------------------------------------------------------------------------------------------
Total liabilities and partners' capital                        $    226,717          $    242,424        $    233,425
=====================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                            2000            1999                2000           1999
                                                       ------------      -----------        ------------  -------------
Revenues                                                $  85,378        $    68,595        $    155,095     $  122,379
Other income (expense)                                        131                (31)                300            258
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                             85,509             68,564             155,395        122,637

Cost of goods sold                                         69,874             64,039             132,454        117,802
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                               15,635              4,525              22,941          4,835
Operating expenses                                          3,492              1,890               5,870          4,107
-----------------------------------------------------------------------------------------------------------------------

Operating income                                           12,143              2,635              17,071            728

Interest expense                                             (278)              (556)               (987)          (988)
Interest income                                                 1                342                  72            642
-----------------------------------------------------------------------------------------------------------------------

Net income                                             $   11,866        $     2,421        $     16,156     $      382
=======================================================================================================================

Net income allocable to
   limited partners' interest                          $   11,629        $     2,373        $     15,833     $      374
=======================================================================================================================

Net income per limited
   partnership unit                                    $     0.63        $      0.13        $       0.86     $     0.02
=======================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                2000                   1999
                                                                             ----------              ---------
Operating activities:
     Net income                                                               $  16,156              $     382
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                            6,382                  6,475
         Changes in operating assets and liabilities:
              Receivables                                                          (110)               (12,660)
              Inventories                                                        17,774                  8,641
              Prepaid expenses                                                     (473)                   221
              Accounts payable, accrued liabilities and
                 customer prepayments                                            (1,625)                  (969)
         Change in other assets                                                     ---                     92
         Other                                                                    3,035                  2,832
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                        41,139                  5,014

Net cash used in investing activities:

     Capital expenditures                                                          (414)                (4,028)

Financing activities:

     Net changes in short-term borrowings                                       (39,601)                 5,293
     Issuance (repayment) of long-term debt
      and capital lease obligations                                               9,364                 (7,360)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (30,237)                (2,067)
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             10,488                 (1,081)
Cash and cash equivalents at beginning of period                                     13                  1,094
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  10,501              $      13
==============================================================================================================

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

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

     Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the six months ended June 30, 2000 and 1999, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No distributions were made in 2000 or 1999.

3.   Financing Arrangements

     The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At June 30, 2000 and 1999, no amounts were deposited with Terra Capital, Inc. The amount of the demand notes was $13.7 million at June 30, 1999, and bore interest at the rate paid by Terra Capital on its short-term borrowings. At June 30, 2000, no demand notes were outstanding.

4.   Natural gas costs

     Natural gas is the principal raw material used in the Partnership's production of nitrogen products. The Partnership enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs that would be greater than expected selling prices for nitrogen products. Under those conditions, the Partnership's natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contacts, financial derivatives and other forward pricing techniques. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Partnership's production facilities are physically purchased from various suppliers which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2000 and part of 2001, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at June 30, 2000 to cover 21% of natural gas requirements for the succeeding twelve months. Unrealized gains from forward pricing positions totaled $15.3 million as of June 30, 2000. The amount recognized by the Partnership will be dependent on prices in effect at the time of settlement.

5.   Idled facilities

     On June 1, 2000, the Partnership reported that it would not restart ammonia and urea production at its Blytheville, Arkansas plant in response to high natural gas costs. The plant is expected to resume operations on or about August 15, 2000.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

                Three months ended June 30, 2000 compared with
                       three months ended June 30, 1999


Volumes and prices for the three-month periods ended June 30, 2000 and 1999 were as follows:

                                   2000                          1999
                      --------------------------    --------------------------
                         Sales         Average          Sales         Average
                        Volumes      Unit Price        Volumes      Unit Price
                      (000 tons)       ($/ton)        (000 tons)      ($/ton)
                      --------------------------    --------------------------
Ammonia                    133           $152               154           $125
UAN                        741             77               622             64
Urea                        57            140                98             98

Revenues for the quarter ended June 30, 2000 increased $16.9 million, or 25%, compared with the same quarter in 1999 primarily as the result of higher prices for all Partnership products and increased demand for UAN. The higher prices reflected lower industry inventories as a result of permanent plant closures by other producers and production curtailment during the last half of 1999.

Second quarter gross profits increased $11.1 million from 1999. The increased sales prices and volumes for UAN increased gross profits by $17 million. These increases were partly offset by higher natural gas costs, which increased from $2.18/MMBtu in 1999 to $3.03/MMBtu in 2000 (net of forward pricing gains or losses).

Operating expenses were $1.6 million higher in 2000 than in 1999 primarily as the result of absorbing a higher percentage of the General Partner's operating expenses after its Distribution business was sold. Net interest expense was $278,000 lower than the 1999 second quarter due to decreased levels of short-term debt.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 1999

Volumes and prices for the six-month periods ended June 30, 2000 and 1999 were as follows:

                                 2000                            1999
                    ----------------------------    ----------------------------
                         Sales         Average          Sales         Average
                        Volumes      Unit Price         Volumes     Unit Price
                      (000 tons)       ($/ton)        (000 tons)      ($/ton)
                    ----------------------------    ----------------------------
Ammonia                    261           $142               285           $115
UAN                      1,343             70             1,092             63
Urea                       185            127               225             94

Revenues for the six months ended June 30, 2000 increased $32.8 million, or 27% compared with the 1999 period as a result of increased sales prices of all of the Partnership products, caused primarily by lower industry wide inventory levels. In addition, UAN volumes increased 23%, while volumes of ammonia and urea decreased 8% and 18%, respectively. UAN volumes increased due to plant closures by other domestic producers as well as mild winter weather, which promoted early planting and top dressing in the Southeast.

Gross profit during the 2000 first six months totaled $22.9 million or $18.1 million more than the prior year period. Approximately $23 million of the gross profit increase is attributable to higher prices. Lower freight and storage costs contributed an additional $5 million to 2000 gross profits, but was more than offset by higher natural gas costs, which increased approximately $13 million over the same 1999 period. Natural gas costs, net of forward pricing gains and losses, averaged $2.73/MMBtu during the 2000 first half compared to $2.22/MMBtu in 1999.

Operating expenses were $1.8 million higher in 2000 than in 1999, primarily as the result of absorbing a higher percentage of the General Partner's operating expenses after its Distribution business was sold. Net interest expense of $987,000 was comparable to the first six months of 1999. Interest income decreased $570,000 compared with the 1999 period due to lower levels of cash and short-term investments.

Capital resources and liquidity

Net cash flows from operations in the first six months of 2000 totaled $41.1 million with $18.6 million generated from reductions to working capital balances and $22.5 million of operating income after non-cash charges. Most of the working capital reductions result from lower inventory balances which reflect, in part, the Partnership's decision in late-May to idle the Blytheville plant in response to high natural gas costs. The plant is expected to resume operations on or about August 15, 2000.

The Partnership's principal needs for funds are for support of its working capital and capital expenditures. The Partnership intends to fund its needs primarily through net cash flows from operating activities, and, to the extent required, from funds borrowed from others, including borrowings from Terra Capital, Inc., the parent of the General Partner. The Partnership believes that such sources of funds will be adequate to meet the Partnership's working capital needs and fund the Partnership's capital expenditures for at least the next 12 months.

On April 7, 2000, the Partnership with Terra Industries Inc., Terra Capital and other affiliates entered into an asset based financing agreement that provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 65% of eligible inventory plus $10 million. The new financing agreement, which expires January 2003, bears interest at floating rates and is secured by substantially all of the Partnerships assets. The new agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra Industries is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis. Failure to meet these covenants would require Terra to incur additional costs to amend the bank facilities or could result in termination of the facilities.

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. In consideration of the Partnership's need to replenish inventories at June 30, 2000, the General Partner established reserves that resulted in no Available Cash generated during the 2000 second quarter.

Capital expenditures

Capital expenditures totaled $0.4 million for the first six months of 2000. For the remainder of 2000, the Partnership plans to spend less than $2 million for routine equipment replacement.

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

The General Partner and its affiliates own 72.4% of the Common Units as of July 31, 2000. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units may be purchased from time to time on the open market and through privately negotiated transactions by affiliates of the General Partner and such purchases may bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging

Activities". SFAS 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 33". The Partnership has reviewed SFAS 133 and intends to implement the standard on January 1, 2001. At this time, the Partnership has not determined the impact SFAS 133 will have on its financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The Partnership does not expect the adoption of SAB 101 to have material effect on its financial statements.

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

                                                  TERRA NITROGEN COMPANY, L.P.

                                           By:    TERRA NITROGEN CORPORATION
                                                  as General Partner


                                           By:    /s/ Francis G. Meyer
                                                  ------------------------------
                                                  Francis G. Meyer
                                                  Vice President
                                                  (Principal Accounting Officer)



Date:    July 28, 2000