Form 10-Q
period 2000-09-30
TERRA NITROGEN CO L P /DE
filed 2000-10-30
CIK 879575

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

        For the quarter ended September 30, 2000

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to ________________

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

     At the close of business on October 30, 2000, there were 18,501,576 Common Units outstanding.

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
                                (in thousands)
                                  (unaudited)

                                                    September 30,  December 31,  September 30,
                                                        2000           1999          1999
                                                    -------------  ------------  -------------
ASSETS
  Current assets:
     Cash and cash equivalents                          $ 19,627      $     13       $     14
     Accounts receivable                                  33,964        29,846         26,840
     Inventory - finished products                        14,330        25,611         25,628
     Inventory - materials and supplies                    9,287        13,501         12,116
     Prepaid expenses and other current assets             1,483         1,583            615
---------------------------------------------------------------------------------------------
  Total current assets                                    78,691        70,554         65,213

  Net property, plant and equipment                      148,701       157,275        159,595
  Other assets                                            13,978        14,595         17,545
---------------------------------------------------------------------------------------------
Total assets                                            $241,370      $242,424       $242,353
=============================================================================================

LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
     Short-term note payable to affiliates              $    ---      $ 39,601       $ 41,532
     Accounts payable and accrued liabilities             31,880        19,614         21,290
     Customer prepayments                                  3,804         6,389            677
     Current portion of long-term debt and
      capital lease obligations                            1,423           847          1,017
---------------------------------------------------------------------------------------------
  Total current liabilities                               37,107        66,451         64,516

  Long-term debt and capital lease obligations             8,500           ---            386
  Long-term payable to affiliates                          5,316         5,316          5,316
  Partners' capital                                      190,447       170,657        172,135
---------------------------------------------------------------------------------------------
Total liabilities and partners' capital                 $241,370      $242,424       $242,353
=============================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                   Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                      2000       1999       2000       1999
                                   -------    -------   --------   --------
Revenues                           $58,997    $44,145   $214,092   $166,524
Other income                           248        207        548        465
---------------------------------------------------------------------------
Total revenues                      59,245     44,352    214,640    166,989
Cost of goods sold                  54,281     49,085    186,735    166,887
---------------------------------------------------------------------------
Gross profit (loss)                  4,964     (4,733)    27,905        102
Operating expenses                   1,053      2,042      6,923      6,149
---------------------------------------------------------------------------

Operating income (loss)              3,911     (6,775)    20,982     (6,047)

Interest expense                      (275)      (235)    (1,262)    (1,223)
Interest income                          1          7         73        649
---------------------------------------------------------------------------

Net income (loss)                  $ 3,637    $(7,003)  $ 19,793   $ (6,621)
===========================================================================

Net income (loss) allocable to
   limited partners' interest      $ 3,564    $(6,864)  $ 19,396   $ (6,489)
===========================================================================

Net income (loss) per limited
   partnership unit                $   .19    $ (0.37)  $   1.05   $  (0.35)
===========================================================================

See accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   2000                1999
                                                                 --------            --------
Operating activities:

  Net income (loss)                                              $ 19,793            $ (6,621)
  Adjustments to reconcile net income (loss) to net cash
   flows from operating activities:
     Depreciation and amortization                                  9,539               9,717
     Changes in operating assets and liabilities:
       Receivables                                                 (4,118)            (20,178)
       Inventories                                                 15,494              12,712
       Prepaid expenses                                               100               1,824
       Accounts payable, accrued liabilities and
         customer prepayments                                       9,679             (11,795)
     Change in other assets                                           616              (7,185)
     Other                                                            ---                 380
---------------------------------------------------------------------------------------------

Net cash flows from operating activities                           51,103             (21,146)

Net cash flows from investing activities:

  Capital expenditures                                               (964)             (4,622)

Financing activities:

  Net changes in short-term borrowings                            (39,601)             32,251
  Issuance (repayment) of long-term debt
   and capital lease obligations                                    9,076              (7,563)
---------------------------------------------------------------------------------------------
Net cash flows from financing activities                          (30,525)             24,688
---------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               19,614              (1,080)
Cash and cash equivalents at beginning of period                       13               1,094
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 19,627            $     14
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

     Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the nine months ended September 30, 2000 and 1999, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No distributions were made in 1999. The Partnership has announced a cash distribution of $4.2 million ($0.22 per common unit) to be paid in November, 2000.

3.   Financing Arrangements

     The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At September 30, 2000 and 1999, no amounts were deposited with Terra Capital, Inc. The amount of the demand notes was $32.3 million at September 30, 1999, and bore interest at the rate paid by Terra Capital on its short-term borrowings. At September 30, 2000, no demand notes were outstanding.

4.   Natural gas costs

     Natural gas is the principal raw material used in the Partnership's production of nitrogen products. The Partnership enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs that would be greater than expected selling prices for nitrogen products. Under those conditions, the Partnership's natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contacts, financial derivatives and other forward pricing techniques. Variances from this policy are reviewed with the General Partner. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Partnership's production facilities are physically purchased from various suppliers which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2000 and part of 2001, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at September 30, 2000 to cover approximately 20% of natural gas requirements for the succeeding twelve months. Unrealized gains from forward pricing positions totaled $11.7 million as of September 30, 2000. The ultimate amount recognized by the Partnership will be dependent on prices in effect at the time of settlement for unrealized positions at September 30, 2000. The Partnership also had $5.1 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

5.   Idled facilities

     On June 1, 2000, the Partnership reported that it would not restart ammonia and urea production at its Blytheville, Arkansas plant in response to high natural gas costs. The plant resumed production on August 19, 2000.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

              Three months ended September 30, 2000 compared with
                     three months ended September 30, 1999

Volumes and prices for the three-month periods ended September 30, 2000 and 1999 were as follows:

                             2000                           1999
                   -------------------------     -------------------------
                       Sales       Average           Sales      Average
                      Volumes    Unit Price         Volumes    Unit Price
                    (000 tons)     ($/ton)        (000 tons)    ($/ton)
                   ------------ ------------     ------------ ------------
Ammonia                 56          $181              80          $99
UAN                    520            86             497           58
Urea                    30           145              86           88

Revenues for the quarter ended September 30, 2000 increased $14.9 million, or 34%, compared with the same quarter in 1999 primarily as the result of higher prices for all Partnership products and increased demand for UAN. The higher prices reflected lower industry inventories as a result of permanent plant closures by other producers and production curtailment during the last half of 1999.

Third quarter gross profits increased $9.7 million from 1999. Higher UAN sales prices and volumes increased gross profits by $15.9 million. These increases were partly offset by higher natural gas costs, which increased from $2.32/MMBtu in 1999 to $3.47/MMBtu in 2000 (net of $9.8 million in forward pricing gains). The impact on the 2000 third quarter gross profits from lower sales volumes of ammonia and urea were essentially offset by higher prices.

Operating expenses were $1.0 million lower in 2000 than in 1999 primarily as the result of reduced General Partner charges for computer expenses and employee compensation. Net interest expense of $274,000 was comparable to the 1999 third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1999

Volumes and prices for the nine-month periods ended September 30, 2000 and 1999 were as follows:

                             2000                           1999
                   -------------------------     -------------------------
                       Sales       Average           Sales      Average
                      Volumes    Unit Price         Volumes    Unit Price
                    (000 tons)     ($/ton)        (000 tons)    ($/ton)
                   ------------ ------------     ------------ ------------
Ammonia                 317         $149              365         $112
UAN                   1,863           75            1,589           61
Urea                    215          130              311           93

Revenues for the nine months ended September 30, 2000 increased $47.6 million, or 29% compared with the 1999 period as a result of increased sales prices of all of the Partnership products, caused primarily by lower industry wide inventory levels. In addition, UAN volumes increased 17%, while volumes of ammonia and urea decreased 13% and 31%, respectively. UAN volumes increased due to plant closures by other domestic producers as well as mild winter weather, which promoted early planting and top dressing in the Southeast.

Gross profit during the 2000 first nine months totaled $27.9 million or $27.8 million more than the prior year period. Higher UAN sales prices and volumes increased gross profits by $42.8 million. Natural gas costs, net of $18.8 million in forward pricing gains, averaged $2.85/MMBtu during the 2000 first nine months compared to $2.25/MMBtu in 1999. The impact on the 2000 first nine months gross profits of decreased sales volumes of ammonia and urea were essentially offset by higher prices.

Operating expenses were $.8 million higher in 2000 than in 1999, primarily as the result of absorbing a higher percentage of the General Partner's operating expenses after its Distribution business was sold. Net interest expense of $1.3 million was comparable to the first nine months of 1999. Interest income decreased $576,000 compared with the 1999 period due to lower levels of cash and short-term investments.

Capital resources and liquidity

Net cash flows from operations in the first nine months of 2000 totaled $51.1 million with $21.2 million generated from reductions to working capital balances and $29.9 million of operating income after non-cash charges. Most of the working capital reductions result from lower inventory balances which reflect, in part, the Partnership's decision, announced on June 1, 2000, to idle the Blytheville plant in response to high natural gas costs. The plant resumed production on August 19, 2000.

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

On April 7, 2000, the Partnership with Terra Industries Inc., Terra Capital and other affiliates entered into an asset based financing agreement that provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 65% of eligible inventory plus $10 million. The new financing agreement, which expires January 2003, bears interest at floating rates and is secured by substantially all of the Partnerships' assets. The new agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra Industries is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis. Failure to meet these covenants would require Terra to incur additional costs to amend the bank facilities or could result in termination of the facilities.

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. In consideration of the Partnership's working capital and operating cash needs at September 30, 2000, the General Partner established reserves that resulted in $4.2 million of Available Cash generated during the 2000 third quarter, which will be distributed during November, 2000.

Capital expenditures

Capital expenditures totaled $1.0 million for the first nine months of 2000. For the remainder of 2000, the Partnership plans to spend less than $5 million for routine equipment replacement.

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

The General Partner and its affiliates own 72.4% of the Common Units as of October 31, 2000. Under existing authorization of the board of directors of Terra Industries, Inc., the indirect parent of the General Partner, additional Common Units may be purchased from time to time on the open market and through privately negotiated transactions by affiliates of the General Partner and such purchases may bring this ownership level above 75%. Although TNCLP and its affiliates reserve the right to consider in the future whether to acquire all of the Common Units, they do not have any present plan or intention to do so.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Partnership has reviewed SFAS 133 and intends to implement the standard on January 1, 2001. At this time, the Partnership has not determined the impact SFAS 133 will have on its financial position, results of operations or cash flows.

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

                                         TERRA NITROGEN COMPANY, L.P.

                                     By: TERRA NITROGEN CORPORATION
                                         as General Partner


                                     By: /s/ Francis G. Meyer
                                         ----------------------------------
                                         Francis G. Meyer
                                         Vice President
                                         (Principal Accounting Officer)



Date: October 30, 2000