Form 10-K405
period 2000-12-31
TERRA NITROGEN CO L P /DE
filed 2001-03-19
CIK 879575

================================================================================

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         _____________________________

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000
     Commission file number 1-10877
                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
           -------------------                     --------------------
Common Units Representing Limited Partner         New York Stock Exchange
Interests Evidenced by Depositary Receipts

       Securities registered pursuant to section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common units held by nonaffiliates as of the close of business on January 31, 2001 was $38,656,260.

================================================================================

                               TABLE OF CONTENTS


                                     PART I
                                     ------

Page
                                                                                Page

Items 1 and 2.  Business and Properties............................................1

Item 3.         Legal Proceedings..................................................6

Item 4.         Submission of Matters to a Vote of Unitholders.....................6


                                      PART II
                                      -------

Item 5.         Market for Registrant's Units and Related Unitholder Matters.......7

Item 6.         Selected Financial Data............................................7

Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................9

Item 8.         Financial Statements and Supplementary Data.......................13

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................13


                                      PART III
                                      --------

Item 10.        Directors and Executive Officers of the Registrant................14

Item 11.        Executive Compensation............................................15

Item 12.        Security Ownership of Certain Beneficial Owners and Management....18

Item 13.        Certain Relationships and Related Transactions....................20

                                      PART IV
                                      -------

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...21

Signatures........................................................................25

Index to Financial Statement Schedules, Reports and Consents.....................F-1

                         TERRA NITROGEN COMPANY, L.P.

                                   FORM 10-K

                                    PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

General

  Terra Nitrogen Company, L.P. ("TNCLP") is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"). Terra Nitrogen Corporation ("TNC" or "General Partner"), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the "Partnership," unless the context otherwise requires) and owns a consolidated 2.0% interest in the Partnership. TNC is an indirect, wholly-owned subsidiary of Terra Industries Inc. ("Terra"), a Maryland corporation. Terra is an industry leader in the production and marketing of both nitrogen products and methanol. Terra is one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada and is the largest producer of ammonium nitrate in the United Kingdom. In addition, Terra is one of the largest U.S. producers and marketers of methanol.

  Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units. Terra and its subsidiaries owned 13,705,514 common units as of December 31, 2000 and the balance are traded on the New York Stock Exchange under the symbol "TNH." The common units are referred to herein individually as a "unit" and collectively as "units."

Partnership Products

  The Partnership is one of the largest U.S. producers and distributors of nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The Partnership's principal products include ammonia, urea and urea ammonium nitrate solution ("UAN"). The Partnership's product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although these different nitrogen products are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment.

  The Partnership's principal nitrogen products are described in greater detail below:

  Ammonia. The Partnership produces anhydrous ammonia (often referred to simply as "ammonia"), the simplest form of nitrogen fertilizer and the feedstock for the production of most other nitrogen fertilizers, at its two facilities which are located in Verdigris, Oklahoma and Blytheville, Arkansas. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts.

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

  Urea. The Partnership produces urea at its Blytheville, Arkansas facility by upgrading portions of its ammonia production. Solid urea is produced by converting ammonia into liquid urea that is then dehydrated, turned into a solid, and either prilled or granulated. Prilled materials are the most common form of solid urea. Granular urea may command a modest price premium in certain markets because the consistency in size of the granules (relative to prills) results in a more controllable spreading pattern and better blending characteristics.

  Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Dry urea is used both as a direct application fertilizer and as an ingredient in the dry bulk blending of mixed fertilizer grades. Urea is transported and stored in bulk or in bags and is often blended by distributors into customized fertilizers containing other nutrients. In addition, urea liquor (liquid) is used as an animal feed supplement and in industrial applications.

   UAN. The Partnership produces UAN at its Verdigris, Oklahoma facility and at the Blytheville, Arkansas facility by upgrading portions of its ammonia production. UAN is produced by combining liquid urea and ammonium nitrate in water. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized for transportation or storage.

   The nitrogen content of UAN is typically 28% to 32% by weight. As a liquid, UAN has many advantages over solid fertilizers and gaseous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, has increased in the United States over the past decade. This trend, if continued, will likely increase UAN demand.

Marketing and Distribution

  The Partnership sells its products primarily in the Central and Southern Plains and Cornbelt regions of the United States. The Partnership's two facilities are located near the major crop producing and consuming areas of the United States, and the Partnership has ready access to barge, truck and rail transportation at both facilities. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. The Partnership's products are marketed and distributed through an organization based in Sioux City, Iowa that provides combined services to the Partnership and to Terra. For further information on the combined organizations of the General Partner and its affiliates, see "Certain Relationships and Related Transactions." In addition, the Partnership occasionally exports UAN through an export marketing association comprised of four domestic UAN producers.

  All of the Partnership's sales are at the wholesale level. The Partnership's customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The majority of the Partnership's sales of nitrogen fertilizer is made to dealers. No single customer accounted for more than 10% of the Partnership's 2000 sales.

Production and Terminal Facilities

  Production Facilities. The Partnership's two facilities produce nitrogen fertilizer products. These facilities are located in or near the following locations and have the following production capacities:


====================================================================
                                  Annual Capacity in Tons
Location                    ----------------------------------------
                              Ammonia/1/     Urea       UAN-28
--------------------------------------------------------------------

Blytheville, Arkansas           420,000      480,000     30,000

--------------------------------------------------------------------

Verdigris, Oklahoma           1,050,000               2,180,000

--------------------------------------------------------------------

Total                         1,470,000      480,000  2,210,000
--------------------------------------------------------------------
/1/ Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
====================================================================

  The Partnership's manufacturing facilities are each designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Partnership's fertilizer manufacturing facilities was 89% in 2000, 97% in 1999 and 107% in 1998. Terra's capacity utilization was reduced in 2000 as a result of several plant shutdowns due to high natural gas prices.

  The Partnership owns all of its manufacturing facilities in fee, unless otherwise stated below. All Partnership manufacturing facilities are subject to encumbrances in favor of lenders.

  The Verdigris, Oklahoma facility is made up of two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. The Partnership owns the plants in fee, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal is scheduled to expire in April 2004, and the Partnership has an option to renew that lease for an additional five-year term.

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

  Terminal Facilities. The Partnership owns and operates three terminals used to store and distribute UAN to customers. The Partnership owns UAN terminals near Dublin, Indiana (Henry and Wayne Counties), Blair, Nebraska (Washington County), and Pekin, Illinois (Tazewell County). Prior to November 30, 2000, the Partnership held leasehold interests in portions of the Blair and Pekin terminals under a lease with Conoco, Inc. The Partnership exercised its option to purchase these leasehold interests on November 30, 2000. A Partnership-owned facility in Shattuc, Illinois was closed on November 1, 2000 and is currently up for sale.

Breakdown of Revenue by Product

  The approximate revenue contributions of the Partnership's principal products (based upon percentages of the Partnership's consolidated revenues) for each of the last three years are as follows:

                                   2000           1999           1998
                                   ----           ----           ----
          Ammonia                   21%            25%            24%
          Urea                      66%            58%            55%
          UAN                       13%            17%            21%
                                   ----           ----           ----
                                   100%           100%           100%

Credit

  The Partnership's credit terms are generally 15-30 days from date of shipment, but may be extended for longer periods during certain sales seasons consistent with industry practices. The Partnership's bad debt write-offs have been less than $1 million annually for each of the past three years.

Seasonality and Volatility

  The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall as depleted inventories are restored.

  The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:

  . Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
  . Quantities of fertilizers imported to and exported from North America; . Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and . Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

  Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

  Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions, such as China's cessation of urea imports in recent years. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. During the mid-to-late 1990's favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. More recently, depressed U.S. prices and margins for nitrogen products have resulted in some curtailments or shutdowns of North American capacity. Some, but not all, of these shutdowns are expected to be permanent.

Raw materials

  The principal raw material used to produce manufactured nitrogen products is natural gas. The Partnership believes there is a sufficient supply of natural gas for the foreseeable future and has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

  Terra's natural gas procurement policy, which is also applicable to the Partnership's gas procurement, is to effectively fix or cap the price of approximately 25% to 80% of its natural gas requirements for a rolling one-year period and up to 50% of its natural gas requirements for the subsequent two-year period, provided that such arrangements would not result in costs that would be greater than the expected selling prices for Terra's finished products. (In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods prices to recover the increases in gas costs, Terra's Board of Directors amended the hedging policy and eliminated the minimum hedge requirement through the end of 2000.) Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than the Partnership's.

  If natural gas prices rise, the Partnership may benefit from its use of forward-pricing techniques. Conversely, if natural gas prices fall, the Partnership may incur costs above the then-available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward-pricing contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices.

Transportation

  The Partnership uses several modes of transportation to receive materials and ship product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. The Partnership uses approximately 60 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in numerous states. Railcars are the major source of transportation at the Partnership's manufacturing facilities. Terra currently leases approximately 2,120 railcars. Terra also owns 10 nitric acid railcars. In addition, the Verdigris facility distributes ammonia through a common carrier pipeline.

  The Partnership transports purchased natural gas to its Verdigris, Oklahoma facility via an intrastate pipeline. This pipeline is not an open-access carrier, but is nonetheless part of a widespread regional system through which Verdigris can receive natural gas from any major Oklahoma source. The Partnership also has limited access to out-of-state natural gas supplies for this facility. The Partnership transports purchased natural gas for its Blytheville, Arkansas facility, which is delivered by a natural gas pipeline company.

Research and Development

  The Partnership does not currently have any significant, ongoing research and development efforts.

Competition

  Nitrogen products are a global commodity, and the Partnership's customers include distributors, industrial end-users, dealers and other fertilizer producers. Customers base purchasing decisions principally on the delivered price and availability of the product. The Partnership competes with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of the Partnership's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Partnership. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies, particularly those with facilities in warmer climates. Natural gas comprises a significant portion of the raw materials cost of the Partnership's nitrogen products. Competitive natural gas purchasing is essential to maintaining a low-cost product position. The Partnership competes with other manufacturers of nitrogen products on delivery terms and availability of products, as well as on price.

Environmental and Other Regulatory Matters

  The Partnership's operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous laws for all or part of the costs of such investigation and remediation.

  Freeport-McMoRan Resource partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the acquisition of these facilities by the Partnership.

  The Partnership may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically applicable to competitors as well. The Partnership estimates that the cost of complying with these existing requirements in 2001 and beyond will be less than $10 million.

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

  The General Partner is responsible for the management of the Partnership. As of December 31, 2000, the General Partner had 308 employees. None of the General Partner's employees that work in connection with the Partnership's business are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Limited Call Right

  If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 74.1% of the common units at December 31, 2000. In January, 2001, the General partner and its affiliates purchased additional units which increased its ownership percentage to 75.1%. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of its decisions to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

  The high and low sales prices of the common units for each quarterly period for 2000 and 1999, as reported on the New York Stock Exchange Composite Price History, were as follows:

                                 2000                           1999
                      ---------------------------   ----------------------------
          Quarter          High               Low         High               Low
          1st           $7.8125           $3.8750     $12.1250           $8.0000
          2nd            6.2500            3.6250      12.3750            8.3750
          3rd            6.2500            3.5000      10.0625            4.5000
          4th            8.8125            5.3125       6.0000            3.0000

  Based on information received from TNCLP's transfer and servicing agent, the number of registered unitholders as of March 1, 2001 is 423. TNC owned 11,172,414 common units as of December 31, 2000.

  The quarterly cash distributions paid to the units and the General Partner in 2000 and 1999 were as follows:

                                   Amount Per                   Amount
                                     Common                 Distributed to
                                      Unit                 General Partner
                              -------------------      ------------------------
                      2000
                      ----
             First Quarter                      -                             0
             Second Quarter                     -                             0
             Third Quarter                      -                             0
             Fourth Quarter                  $.22                       $83,000

                      1999
                     ----
             First Quarter                      -                             0
             Second Quarter                     -                             0
             Third Quarter                      -                             0
             Fourth Quarter                     -                             0

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

Item 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

  The following table sets forth the Partnership's historical financial and operating data for each of the five years ended December 31, 2000. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                                       Selected Historical Financial and Operating Data
                                                          -------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                              2000            1999           1998           1997            1996
                                                            --------        --------      ---------       --------        --------
                                                          (Dollars in Thousands, except Income per Unit and Average Realized Prices)
Income Statement Data:
 Revenues                                                   $285,649        $226,941       $249,434       $333,959        $362,730
 Other income                                                    744             787          1,326          1,353             408
                                                            --------        --------      ---------       --------        --------
   Total revenues                                            286,393         227,728        250,760        335,312         361,138
 Cost of goods sold                                          253,878         226,731        201,981        219,486         177,502
                                                            --------        --------      ---------       --------        --------
   Gross profit                                               32,515             997         48,779        115,826         185,636
 Operating expenses                                           11,493           7,797          9,179         12,147          13,035
                                                            --------        --------      ---------       --------        --------
   Operating income                                           21,022          (6,800)        39,600        103,679         172,601
 Interest expense                                             (1,436)         (1,947)        (2,288)        (2,201)         (1,210)
 Interest income                                                 623             649          1,463          3,660           6,242
                                                            --------        --------      ---------       --------        --------
 Net income (loss)                                          $ 20,209        $ (8,098)      $ 38,775       $105,138        $177,633
                                                            ========        ========       ========       ========        ========
 Net income (loss) per limited
   partner unit                                             $   1.07        $  (0.43)      $   1.60       $   4.17        $   6.35
                                                            ========        ========       ========       ========        ========
Balance Sheet Data (at period end):
 Net property, plant and equipment                          $147,597        $157,275       $164,689       $169,533        $172,771
 Total assets                                                224,034         242,424        236,077        253,828         306,668
 Long-term debt and capital lease
   obligations, including current
   maturities                                                  9,250             847          8,965         10,036           4,198
 Partners' capital                                           186,712         170,657        178,755        206,775         243,744
Operating Data:
 Production (000's tons): (a)
   Ammonia-net of upgrades                                       332             452            485            487             397
   UAN                                                         2,184           2,114          2,270          2,299           2,286
   Urea                                                          264             395            492            496             447
                                                            --------        --------      ---------       --------        --------
    Total production                                           2,780           2,961          3,247          3,282           3,130
 Sales Volume (000's tons): (a)
   Ammonia                                                       373             479            456            475             394
   UAN                                                         2,409           2,191          2,151          2,249           2,324
   Urea                                                          282             417            453            496             419
                                                            --------        --------      ---------       --------        --------
    Total sales                                                3,064           3,087          3,060          3,220           3,137
 Average realized prices ($/ton)
   Ammonia                                                  $    156        $    117       $    129       $    183        $    186
   UAN                                                            78              60             64             79              92
   Urea                                                          134              93            115            139             179

(a) Sales volume differs from production due to the purchase and resale by the Partnership of ammonia, UAN and Urea as well as changes in the quantities of inventory of each of the products of the Partnership.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That Affect Operating Performance

  Factors that may affect the Partnership's future operating results include: the relative balance of supply and demand for nitrogen fertilizers, the availability and cost of natural gas, and the number of planted acres. These factors may be affected by both worldwide demand and government policies, the types of crops planted, the effects general weather patterns have on the timing and duration of field work for crop planting and harvesting, the effect of environmental legislation on supply and demand for the Partnership's products, the availability of financing sources to fund seasonal working capital needs, and the potential for interruption of operations due to accident or natural disaster.

  The principal raw material used to produce manufactured nitrogen products is natural gas. Natural gas costs in 2000 comprised approximately 60% of total costs and expenses for the Partnership. The Partnership enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs that would be greater than expected selling prices for products manufactured by the Partnership. Under these conditions, the Partnership's normal natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other instruments. During the last six months of 2000, current and forward natural gas prices increased substantially faster than expected nitrogen prices and the Partnership has entered into limited new natural gas forward pricing positions. As a result, December 31, 2000 forward positions declined to approximately 10% of the Partnership's 2001 natural gas requirements. The significant increase to natural gas costs has also resulted in periodic production curtailments until incremental cash margins changed to levels allowing the Partnership to realize positive cash flows from the curtailed production. A portion of global nitrogen production is at facilities with access to fixed priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than Terra's.

  Prices for nitrogen products are influenced by the world supply and demand balance for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions, weather and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. Since mid-1999, in response to depressed nitrogen prices and the effects of increasing North American natural gas costs on product margins, there have been curtailments and permanent shutdowns of marginal capacity in North America and Western Europe, which has reduced nitrogen supplies in those areas.

  Weather can have a significant effect on demand for the Partnership's products. Weather conditions that delay or intermittently disrupt field work during the planting season may result in fewer nitrogen applications. Similar conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay for crop inputs purchased from Terra's dealer customers. Conversely, low crop yields often increase the planted areas in the subsequent growing season, which, in turn, increases the demand for nitrogen fertilizer.

  The Partnership's business is highly seasonal, with the majority of its products used during the second quarter in conjunction with spring planting. Due to the seasonality of the business and the relatively brief periods during which products can be used by customers, the Partnership and its customers generally build inventories during the second half of the year to ensure timely product availability during the peak sales season. For its current level of sales, the Partnership requires lines of credit to fund inventory increases and to support customer credit terms. The Partnership believes that its credit facilities are adequate for expected sales levels in 2001.

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

Results of operations: 2000 compared with 1999

  The Partnership's sales volumes and prices for 2000 and 1999 follow (quantities in thousands of tons):

                                       2000                                         1999
                        --------------------------------------       --------------------------------------
                          Sales Volume       Avg. Unit Price           Sales Volume       Avg. Unit Price
                        -----------------  -------------------       -----------------  -------------------
          Ammonia              373                 $156                      479                $117
          UAN                2,409                   78                    2,191                  60
          Urea                 282                  134                      417                  93

  Revenues for 2000 increased $58.7 million, or 26%, due to higher sales prices for all products. Selling price increases totaled $70.8 million and were primarily caused by lower industry-wide inventory levels as the result of the closure of marginal production facilities since mid-1999 by other producers and additional production curtailments in response to significant increases to the cost of natural gas, the primary raw material to the nitrogen production process. In response to high natural gas costs, the Partnership curtailed ammonia production and shut down its Blytheville facility for approximately three months during the second half of 2000 which resulted in lower ammonia and urea sales volumes than in 1999. Sale volumes of UAN increased during 2000 partly as the result of the permanent closure of high cost UAN production capacity by other producers.

  Gross profits during 2000 totaled $32.5 million compared to $1.0 million for 1999. Higher sales prices were partially offset by $38.3 million of natural gas cost increases. Natural gas costs, net of $31.4 million in forward pricing gains, averaged $3.13/MMBtu during 2000 compared to $2.31/MMBtu in 1999. The effect on gross profits from higher UAN sale volumes was mostly offset by lower ammonia and urea sales volumes.

  Operating expenses of $11.5 million increased $3.7 million, or 47%, as the result of computer system upgrades that caused higher administrative and overhead expense allocations from the General Partner. A portion of the increase reflects the Partnership's absorption of a higher percentage of the General Partner's operating expense after Terra Industries' distribution business was sold in June 1999.

  Net interest expense of $0.8 million was comparable to 1999 levels.

  Net income (loss) per limited partner unit is computed by dividing net income
(loss), less a 2% share allocable to the General Partner for 2000 and 1999 by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels. During 2000, distributions of Available Cash did not exceed the specified target levels to allow the General Partner larger percentage interests in cash distributions. There were no cash distributions during 1999.

Results of operations: 1999 compared with 1998

  The Partnership's sales volumes and prices for 1999 and 1998 follow (quantities in thousands of tons):

                           1999                               1998
               ------------------------------     ------------------------------
               Sales Volume   Avg. Unit Price     Sales Volume   Avg. Unit Price
               ------------   ---------------     ------------   ---------------
     Ammonia         479           $117                 456            $129
     UAN           2,191             60               2,151              64
     Urea            417             93                 453             115

  Revenues for 1999 declined $23.0 million, or 9%, primarily due to lower sales prices for all products. The selling price decline of $24 million was caused by a global oversupply of nitrogen fertilizer products.

  Gross profits declined to $1.0 million for 1999 or $47.8 million less than 1998, due primarily to selling price reductions of $23.0 million and higher natural gas costs. The Partnership's natural gas costs increased 10% in 1999, or $11.1 million, to $2.31/MMBtu from $2.10/MMBtu in 1998. The Partnership's forward pricing activities produced $2.5 million in cost savings compared with spot market natural gas prices during 1999.

  Operating expenses decreased $1.4 million, or 15%, due to lower administrative and overhead expense allocations from the General Partner.

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

  Net income (loss) per limited partner unit is computed by dividing net income, less an approximate 2% and 24% share allocable to the General Partner for 1999 and 1998, respectively, by 18,501,576 limited partner units. There was no Available Cash for 1999, but 1998 cash distributions exceeded the specified target levels necessary to entitle the General Partner to receive more than the 2% share of cash distributions.

Capital resources and liquidity

  Net cash provided by operating activities for 2000 was $56.3 million compared to 1999 cash used by operating activities of $27.0 million, an increase of $83.3 million principally due to higher net income and reductions to working capital balances. Working capital provided $20.1 million of cash in 2000 as plant operating rates were reduced during the fourth quarter in response to high natural gas costs resulting in lower than normal year-end inventory balances. The Partnership's Blytheville plant and one-half of its Verdigris plant remained idle at the beginning of January, 2001 as a result of high natural gas costs.
In response to declining natural gas costs and improving nitrogen prices, the Verdigris facility was restarted in late January and the Blytheville facility is planned to resume production in March.

  Capital expenditures of $3.0 million during 2000 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2001 capital expenditures to approximate $6.0 million comprised primarily of replacement and stay-in-business additions to plant and equipment.

  On April 7, 2000, the Partnership, along with Terra Industries Inc., Terra Capital and other affiliates, entered into an asset-based financing agreement that provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 65% of eligible inventory plus up to $10 million of long-term financing. At December 31, 2000, the Partnership had unused borrowing availability of approximately $23 million. The new financing agreement, which expires January, 2003 bears interest at floating rates and is secured by substantially all of the Partnership's assets. The agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra Industries is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis. Failure to meet these covenants would require Terra to incur additional costs to amend the bank facilities or could result in termination of the facilities. Terra expects to meet the minimum required earning levels during 2001.

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

  At December 31, 1999, the Partnership had $39.6 million of demand note borrowings payable to Terra Capital. The demand note was repaid and terminated during 2000.

  Quarterly distributions to the partners of TNCLP are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. There were $4.2 million of distributions paid to the partners in 2000 and no distributions paid in 1999. In consideration of the Partnership's working capital and operating cash needs at December 31, 2000, the General Partner established reserves that resulted in $4.2 million of Available Cash generated during the 2000 fourth quarter, which will be distributed during February, 2001.

  Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified target levels. The target levels are increased by the amount quarterly distributions to holders of common units are less that $0.605 per unit. As of December 31, 2000, the cumulative shortfall on quarterly distributions to holders of common units that must be paid before the General Partner receives an incentive payment was $95.6 million, or $5.17 per unit.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. On January 1, 2001, the Partnership adopted this statement which resulted in a $9.9 million increase to current assets to recognize the value of open natural gas contracts, a $4.3 million reduction to current liabilities to reclassify deferred gains on closed contracts relating to future periods and a $14.2 million increase to stockholders' equity as accumulated other comprehensive income. Management does not expect the adoption of SFAS 133 to have a material impact on the Partnership's results of operations or cash flows.

Forward-Looking Precautions

  Information contained in this report, other than historical information, may be considered forward-looking. Forward- looking information reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to the following: changes in the financial markets, general economic conditions within the agricultural industry, competitive factors and pricing pressures (principally, sales prices of nitrogen products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the "Factors that Affect Operating Results" section of this discussion.

Item 7A. QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

  Information with respect to quantitative and qualitative disclosures about market risk contained in this Item 7 (primarily under the subheading "Risk Management and Financial Instruments" discussion) is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Partnership together with the report thereon of Deloitte & Touche LLP, independent auditors, appears on pages F-2 through F-13 of this report. See Index to Financial Statements on page F-1.

                     QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                      -------    -------    -------    -------
                2000
-------------------------------------
  Revenues                            $69,885    $85,509    $59,245    $71,754
  Gross profit                          7,305     15,635      4,964      4,611
  Net income                            4,288     11,866      3,637        418
  Net income per limited
   partnership unit                      0.23       0.63       0.19       0.02

                1999
-------------------------------------
  Revenues                            $54,073    $68,564    $44,352    $60,739
  Gross profit                            310      4,525     (4,733)       895
  Net income (loss)                    (2,039)     2,421     (7,004)    (1,476)
  Net income per limited
   partnership unit                     (0.11)      0.13      (0.37)     (0.08)

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

Directors:                   Age  Position with the General Partner (Position with Terra Industries Inc.)
Michael L. Bennett.........   47  Director and President (Executive Vice President and Chief Operating Officer)
Burton M. Joyce............   59  Chairman of the Board (President and Chief Executive Officer)
Dennis B. Longmire.........   56  Director
Francis G. Meyer...........   49  Director and Vice President (Senior Vice President and Chief Financial Officer)
Theodore D. Sands..........   55  Director
Robert W. Todd.............   73  Director

Principal Operating
 Executive Officers:

Michael L. Bennett.........   47  Director and President (Executive Vice President and Chief Operating Officer)
Burton M. Joyce............   59  Chairman of the Board (President and Chief Executive Officer)
Steven A. Savage...........   56  Senior Vice President-Manufacturing

Other Executive Officers:

Francis G. Meyer...........   49  Director and Vice President (Senior Vice President and Chief Financial Officer)
George H. Valentine........   52  Vice President and General Counsel (Senior Vice President, General Counsel and Corporate
                                  Secretary)

  The Audit Committee of the Board of Directors of TNC is composed of Messrs. Longmire, Todd and Sands. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership.

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

  Mr. Longmire has been a director since April 1997. He has been Chairman of the Board and Chief Executive Officer of McCauley Bros., Inc. since September, 1999; Chairman of the Board and Chief Executive Officer of Darling International, Inc. from 1994 to 1999; and Group Vice President of Central Soya Feed from 1990 to 1993.

  Mr. Meyer has been Vice President of TNC since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. He was Vice President and Chief Financial Officer of Terra from November 1993 to November 1995.

  Mr. Sands has been a director since July 2000. He has been the President of HAAS Capital, LLC since February 1999; and Managing Director-Investment Banking and Coordinator-Global Metals/Mining Group of Merrill Lynch & Co. from 1978 to 1999.

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

Item 11. EXECUTIVE COMPENSATION

  TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership). These executive officers are those in office as of December 31, 2000 and are collectively referred to below as the "named executive officers." Compensation information is provided for the years 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                                             All Other
                           Annual Compensation                               Long-Term Compensation       Compensation/6/
--------------------------------------------------------------------------------------------------------------------------
                                                                             Restricted     Securities
        Name and                                         Other Annual             Stock     Underlying
   Principal Position     Year  Salary /1/  Bonus /2/   Compensation /3/     Award(s)/4/       Options
---------------------------------------------------------------------------------------------------------------------------
Burton M. Joyce           2000   $502,501   $75,000               $10,138       $412,500/5/         --              $ 8,143
Chairman of the Board     1999    612,020        --                    --               --     415,000                8,145
                          1998    686,347        --                 5,863          575,000          --               30,169
---------------------------------------------------------------------------------------------------------------------------
Michael L. Bennett        2000    310,577    55,000                 4,284        206,250/5/         --                8,458
President                 1999    322,346        --                    --               --     160,000               13,715
                          1998    339,616        --                 2,320          287,500          --               14,922
---------------------------------------------------------------------------------------------------------------------------
Francis G. Meyer          2000    226,539    23,000                 4,749        165,000/5/         --                8,446
Vice President            1999    235,124        --                    --               --     100,000                9,558
                          1998    255,655        --                 1,830          287,500          --               10,380
---------------------------------------------------------------------------------------------------------------------------
George H. Valentine       2000    207,385    23,000                 2,253        154,688/5/         --                8,430
Vice President and        1999    215,231        --                    --               --      90,000                8,041
General Counsel           1998    231,424        --                 1,348          201,250          --                9,394
---------------------------------------------------------------------------------------------------------------------------
Steven A. Savage          2000    193,173    18,000                 5,600         82,500/5/         --                8,159
Sr. Vice President,       1999    197,904        --                    --               --      50,000                7,989
Manufacturing             1998    199,513        --                 4,609               --          --                7,910
===========================================================================================================================

/1/ For all years includes amounts deferred at the election of the named executive officer under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

/2/ "Bonus" includes, for the applicable year of service, amounts awarded under Terra's Incentive Award Program for Officers and Key Employees and includes portions thereof deferred at the election of the named executive officer under Terra's Supplemental Deferred Compensation Plan. Bonuses earned in one year are paid in the following year. Each year shown therefore indicates the salary earned and paid in that year and any bonus earned in that year and paid in the next year.

/3/ "Other Annual Compensation" includes tax reimbursements or "gross-ups" with respect to certain perquisites provided to the named executive officers. While the named executive officers receive certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

/4/ This item shows the grant date value of restricted stock awards. The number of such shares still subject to restriction, and the value thereof (shown in parenthesis), at December 31, 2000 by each of the named executive officers is: Mr. Joyce: 200,000 ($500,000); Mr. Bennett: 112,000 ($280,000); Mr.
    Meyer: 92,000 ($230,000); Mr. Valentine: 85,000 ($212,500) and Mr. Savage:
    53,000 ($132,500). During the restricted period, a holder of restricted shares is entitled to all benefits incidental to ownership of Terra common stock, including voting such shares and receiving such dividends as from time to time may be declared by the Board of Directors.

/5/ On February 16, 2000, Terra's Board of Directors approved, as recommended by its Personnel Committee, the grant of the following restricted shares under Terra's 1997 Stock Incentive Plan: 200,000 to Mr. Joyce; 100,000 to Mr. Bennett; 80,000 to Mr. Meyer; 75,000 to Mr. Valentine and 40,000 to Mr. Savage. The closing price per common share on the New York Stock Exchange ("NYSE") on the date of the award was $2.0625. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of award (i.e., February 17, 2003) or (ii) specified changes in control or ownership of Terra (as defined in the award).

/6/ "All Other Compensation" includes amounts contributed, allocated or accrued for the named executive officers under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

Option Exercises and Year-End Value Table

  The following table provides information concerning the exercise of stock options during 2000 and the number and value of unexercised options to purchase Terra common stock granted under Terra's stock incentive plans.

===================================================================================================================================
                            Number of                             Number of Securities                    Value of Unexercised
                             shares                              Underlying Unexercised                  in-the-Money Options at
                           acquired on                        Options at December 31,  2000                December 31, 2000/1/
                           exercise in         Value          -----------------------------           -----------------------------
       Name                    2000          Realized         Exercisable     Unexercisable           Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------

Burton M. Joyce                 -0-            $-0-             563,333          276,667                  $-0-             $-0-

Michael L. Bennett              -0-             -0-              53,333          106,667                   -0-              -0-

Francis G. Meyer                -0-             -0-              33,333           66,667                   -0-              -0-

George H. Valentine             -0-             -0-              30,000           60,000                   -0-              -0-

Steven A. Savage                -0-             -0-              16,667           33,333                   -0-              -0-
===================================================================================================================================

/1/ Based on the closing price on the New York Stock Exchange Composite Price
    History of Terra common stock on December 31, 2000 ($2.50).

Pension Plan

  The following table shows for Messrs. Joyce and certain other employees retiring in 2000 the estimated annual retirement benefit payable on a straight life annuity basis under the Employees' Retirement Plan (the "Retirement Plan") and Terra's Excess Benefit Plan (the "Excess Benefit Plan"), on a non-contributory basis, at various levels of accrued service and compensation.

-------------------------------------------------------------------------------
                                     YEARS OF CREDITED SERVICE
Remuneration             5        10        15        20        25        30
-------------------------------------------------------------------------------

 $ 150,000            $12,072  $ 24,144  $ 36,216  $ 48,288  $ 60,360  $ 72,432

   250,000             20,822    41,644    62,466    83,288   104,110   124,932

   500,000             42,697    85,394   128,091   170,788   213,485   256,182

   750,000             64,572   129,144   193,716   258,288   322,860   387,432

 1,000,000             86,447   172,894   259,341   345,788   432,235   518,682
-------------------------------------------------------------------------------

  Average compensation (as defined under the Retirement Plan) as of December 31, 2000 for Mr. Joyce was $1,025,413. The estimated credited years of service under the retirement plan for Mr. Joyce was 14.

  Certain other Terra executive officers and employees, including Messrs. Bennett, Meyer, Valentine and Savage, are entitled to the estimated annual retirement benefit (payable on a straight life annuity basis) under the Retirement Plan and Excess Benefit Plan as set forth in the following table:

-------------------------------------------------------------------------------
                                     YEARS OF CREDITED SERVICE
Remuneration             5        10        15        20        25        30
-------------------------------------------------------------------------------

  $150,000            $10,572  $ 21,144  $ 31,716  $ 42,288  $ 52,860  $ 63,432

   250,000             18,322    36,644    54,966    73,288    91,610   109,932

   500,000             37,697    75,394   113,091   150,788   188,485   225,182

   750,000             57,075   114,144   171,216   228,288   285,360   342,432

 1,000,000             76,448   152,894   229,341   305,788   382,235   458,682
-------------------------------------------------------------------------------

  Average compensation (as defined under the Retirement Plan) as of December 31, 2000 for Mr. Bennett was $357,644; for Mr. Meyer $311,029; for Mr. Valentine $284,879; and for Mr. Savage $225,947. The estimated credited years of service under the Retirement Plan for each such officer was as follows: Mr. Bennett-27; Mr. Meyer-18; Mr. Valentine-7; and Mr. Savage-12.

  "Compensation" under the Retirement Plan includes the total salary and wages paid to a participant, including bonuses, overtime, commissions and elective contributions made by Terra on behalf of the participant pursuant to Internal Revenue Code (the "Code") sections 401(k) or 125. Covered earnings are limited by Section 401(a)(17) of the Code to $170,000 in 2000. The above benefits are subject to the limitations of Section 415 of the Code, which provides for a maximum annual payment of approximately $135,000 in 2000. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the Retirement Plan but for such limitations. "Compensation" under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan.

Employee Contracts, Termination of Employment and Change in Control Arrangements

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

  Benefits under the executive retention agreements include (a) continuation of base salary and bonus for two years (three years in the case of Mr. Joyce and fifteen months in the case of Mr. Savage); (b) continuation of medical and dental benefits for two years (three years in the case of Mr. Joyce and one year in the case of Mr. Savage); (c) payment of accrued but unpaid compensation; (d) automatic vesting in Terra's Excess Benefit Plan with an addition of two years (one year in the case of Mr. Savage and a maximum of eight years in the case of Mr. Joyce) to the credited service level and the age of the participant for purposes of computing the accrued benefits under the Excess Benefit Plan; (e) certain outplacement services; and (f) office space and secretarial support for one year for Mr. Joyce. Such benefits are in lieu of any other severance benefits that may otherwise be payable. Compensation earned from other employment shall not reduce the amounts otherwise payable by Terra. Terra also agreed to reimburse each such officer on an after-tax basis for any excise tax incurred as a result of the "excess parachute payment" provisions on the Internal Revenue Code.

Board of Directors Compensation

  Independent directors of TNC receive an annual retainer fee of $20,000 for their directorship, plus a fee of $1,000 for each TNC Board meeting attended and each Audit Committee meeting attended. No other director of TNC receives any compensation for serving as a director.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  TNC owns the entire general partner interest in both TNCLP and the Operating Partnership. TNC's principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNC, and is an indirect, wholly-owned subsidiary of Terra. The stock of TNC is pledged as security under the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 7 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2000, 2,533,100 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

  The capital stock of Terra is owned 49.5% by Taurus International S.A. as of December 31, 2000. Taurus International S.A. is a company incorporated under the laws of Luxembourg as a societe anonyme and is wholly owned by Anglo American plc ("Anglo American"), a company incorporated under the laws of England and Wales as a public limited company. Anglo American, with its subsidiaries and associates, is a world leader in gold, platinum group metals, diamonds and coal, with significant interests in base and ferrous metals, industrial minerals and forest products. The capital stock of Anglo American is owned in part as follows: approximately 28.7%, directly or through subsidiaries, by De Beers Consolidated Mines Limited ("De Beers"), a publicly-held mining and investment company, and approximately 6.7%, directly or through subsidiaries, by De Beers Centenary AG ("Centenary"), a publicly-held Swiss diamond mining and investment company. Anglo American owns approximately 28.7% of the capital stock of Centenary and approximately 32.2% of the capital stock of De Beers is owned directly or through subsidiaries, by Anglo American. De Beers owns approximately 11.3% of Centenary.

  Mr. Nicholas F. Oppenheimer, Deputy Chairman and a director of Anglo American and Chairman and a director of Centenary and De Beers, has an indirect partial interest in approximately 7.2% of the outstanding shares of Anglo American.

  The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2000 by (a) each person known to TNC to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to TNC by or on behalf of such persons); (b) each director of TNC; and (c) each of the named executive officers of TNC; and by all directors and such executive officers of TNC as a group.

                                                                                            Number of Terra Common
                                                   Number of             Percent of         Shares Beneficially          Percent of
                  Name                               Units                 Class                    Owned/1/                Class
-----------------------------------------       ----------------       --------------       ----------------------       ----------
Terra Nitrogen Corporation/2/                    11,172,414                 60.4%                       --                     --
    600 Fourth Street
    Sioux City, Iowa  51101
Terra Capital, Inc.                               2,533,100                 13.7%                       --                     --
    600 Fourth Street
    Sioux City, Iowa  51101
Michael L. Bennett                                       --                   --                   259,531/3/                   *
Burton M. Joyce                                          --                   --                 1,171,371/3/                 1.5%
Dennis B. Longmire                                       --                   --                        --                     --
Francis G. Meyer                                         --                   --                   249,132/3/                   *
Theodore D. Sands                                     5,000                    *                    10,000                      *
Steven A. Savage                                      4,000                    *                    79,428/3/                   *
Robert W. Todd                                           --                   --                        --                     --
George H. Valentine                                      --                   --                   247,237/3/                   *
All directors and such executive                      9,000                   *                  2,016,699/3/                 2.6%
 officers as a group

  * Represents less than 1% of class.

/1/ Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra's Employees' Savings and Investment Plan, in each case as of December 31, 2000.

/2/ Terra Nitrogen Corporation also owns the entire general partner interests in the Partnership. Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

/3/ The shares of Terra common stock shown include shares subject to employee stock options that can be exercised on or before April 26, 2001. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (53,333); Mr. Joyce (563,333); Mr. Meyer (33,333); Mr. Savage (16,667); and Mr. Valentine (30,000) and all directors and executive officers as a group (696,666).

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

  Such reimbursement includes the costs of compensation and employee benefit plans properly allocable to the Partnership. For the years ended December 31, 2000, 1999 and 1998, the General Partner was entitled to reimbursement in the amount of $17.8 million, $18.2 million and $17.9 million, respectively, for costs and expenses related to the compensation and employee benefit plans arising from Partnership activities.

  TNC and Terra are parties to an agreement whereby TNC provides certain sales, supply management and distribution services for certain Terra affiliates. Certain costs and expenses incurred by TNC for providing such services are charged (based on cost) to such affiliates, including the Partnership. Such expenses charged to the Partnership were $3.1 million, $4.1 million and $5.4 million for 2000, 1999 and 1998, respectively.

  Under another agreement between TNC and Terra, certain management and other services, including advertising, accounting, legal, human resources, insurance and risk management, safety and environmental, and corporate relations are provided by Terra or certain of its affiliates (other than TNC) and charged to Terra affiliates, including the Partnership, as appropriate. Expenses under this agreement charged to the Partnership were $8.4 million, $3.4 million and $3.7 million for 2000, 1999 and 1998, respectively.

  Certain supply terminals and transportation equipment are generally available for use by the Partnership and other Terra affiliates. The costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system are centralized. The Partnership and other Terra affiliates are charged based on actual usage of such assets and freight costs incurred.

  During 1999 and 1998 the Partnership sold $16.1 million and $26.3 million, respectively, of nitrogen fertilizer products to affiliates of the General Partner at market prices and terms. In June, 1999, Terra sold its distribution business and no longer purchases product from the Partnership.

  The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At December 31, 2000, $17.9 million was deposited with Terra Capital, Inc. and earned interest at the rate received by Terra Capital on its commingled cash investments. The amount of demand notes was $39.6 million at December 31, 1999, and bore interest at the rate paid by Terra Capital on its short-term borrowings.

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

   10.13 General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

   10.14 General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

   10.15  1992 Stock Incentive Plan of Terra Industries filed as Exhibit
          10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

   10.16  Form of Restricted Stock Agreement of Terra Industries under its
          1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

   10.17 Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

   10.18 Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

   10.19 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993 (file no. 1-8520), is incorporated herein by reference.

   10.20 Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995 (file no. 1-8520), is incorporated herein by reference.

   10.21 Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.8.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

   10.22 Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

   10.23  Amendment to the Terra Industries Excess Benefit Plan, dated July
          26, 2000, filed as Exhibit 10.1.6.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

   10.24 Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.11 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

   10.25 Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

   10.26 Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit
          10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

   10.27  1997 Stock Incentive Plan of Terra Industries, filed as Exhibit
          10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

   10.28 Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

   10.29 Demand Promissory Note dated August 26, 1998 from Terra Nitrogen L.P., as Payor, to Terra Capital Inc. filed as Exhibit 10.69 to TNCLP's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

   10.30 Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

   10.31 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

   10.32 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

   10.33 1998 Incentive Award Program for Officers and Key Employees of Terra Industries, filed as Exhibit 10.1.16 to the Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1998 (File No. 1.8520), is incorporated herein by reference.

   10.34  Executive Retention Agreement for Burton M. Joyce filed as Exhibit
          10.1.18 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

   10.35 Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

   10.36 1999 Incentive Award Program for Officers and Key Employees of Terra Industries filed as Exhibit 10.1.20 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

   10.37  Limited Waiver dated as of March 2, 1999 to the 1998 Credit
          Agreement, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1999 (File No. 1-8520), is incorporated herein by reference.

   10.38 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit
          10.1.22 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

   10.39 Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

   10.40 Amendment No. 1 dated as of December 20, 2000 to the Credit Agreement dated April 7, 2000 among Terra Capital, Inc., Terra Nitrogen (U.K.), Limited, Terra Nitrogen, Limited Partnership, Terra Industries, Inc., as guarantor, Certain Lenders, Certain Issuers and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.10 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

   10.41  Amendment No. 1 dated as of December 20, 2000 to the Credit
          Agreement dated December 31, 1997, and Amended and Restated June 25, 1999 and further Amended and Restated April 7, 2000 among Terra International (Canada), Inc., Certain Guarantors, Certain Lenders and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.11 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

    99.1 Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.


       ** Confidential treatment has been granted for portions of the exhibit.

Executive Compensation Plans and Other Arrangements

     Exhibits 10.18 through 10.28; 10.33 through 10.39; and 10.43 and 10.44 are incorporated herein by reference.

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


                                    Terra Nitrogen Company, L.P.

                                    By:  Terra Nitrogen Corporation,
                                         as General Partner


                                    By:  /s/ Francis G. Meyer
                                         --------------------
                                         Francis G. Meyer
                                         Vice President
                                         (Principal Financial Officer)

Dated:  March 30, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 30, 2001 and in the capacities indicated.

     Signature                                Title

/s/ Burton M. Joyce                   Chairman of the Board
-------------------                   of Terra Nitrogen Corporation
(Burton M. Joyce)



/s/ Michael L. Bennett                Director and President
----------------------                of Terra Nitrogen Corporation
(Michael L. Bennett)



/s/ Dennis B. Longmire                Director of Terra Nitrogen Corporation
----------------------
(Dennis B. Longmire)


/s/ Francis G. Meyer                  Director and Vice President of Terra
--------------------                  Nitrogen Corporation
(Francis G. Meyer)


/s/ Theodore D. Sands                 Director of Terra Nitrogen Corporation
---------------------
(Theodore D. Sands)


/s/ Robert W. Todd                    Director of Terra Nitrogen Corporation
------------------
(Robert W. Todd)

                    INDEX TO FINANCIAL STATEMENT SCHEDULES,
                              REPORTS AND CONSENTS

                Consolidated Financial Statements and Schedules
                        of Terra Nitrogen Company, L.P.

                                                                                                    Page

Independent Auditors' Report.......................................................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................  F-3
Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998.........  F-4
Consolidated Statements of Partners' Capital for the Years ended December 31, 2000, 1999 and 1998..  F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998.........  F-6
Notes to Consolidated Financial Statements.........................................................  F-7

  All financial statement schedules are omitted because they are either not required, not applicable or the information is shown in the financial statements or in the notes to financial statements.

                          Independent Auditors' Report



To the Partners
Terra Nitrogen Company, L.P.


We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) as of December 31, 2000 and 1999 and the related consolidated statements of operations, partners capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP


Omaha, Nebraska
January 25, 2001

                         Terra Nitrogen Company, L.P.
                          Consolidated Balance Sheets

-------------------------------------------------------------------------------
                                                     At December 31,
-------------------------------------------------------------------------------
(in thousands)                                         2000       1999
-------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                         $     10   $     13
 Demand deposit with affiliate                       17,931        ---
-------------------------------------------------------------------------------
                                                     17,941         13
-------------------------------------------------------------------------------

Receivables:
 Trade                                               19,381     28,772
 Other                                                5,358      1,074
Inventory:
 Finished products                                    9,431     25,611
 Materials and supplies                               9,950     13,501
 Prepaid expenses and other current assets            3,117      1,583
-------------------------------------------------------------------------------
Total current assets                                 65,178     70,554
-------------------------------------------------------------------------------

Property, plant, and equipment, net                 147,597    157,275
Other assets                                         11,259     14,595
-------------------------------------------------------------------------------
Total assets                                       $224,034   $242,424
===============================================================================

Liabilities and partners' capital
Current Liabilities:
 Note payable to affiliate                         $    ---   $ 39,601
 Accounts payable                                    12,900     16,096
 Accrued liabilities                                  6,780      3,518
 Customer prepayments                                 3,076      6,389
 Current portion of long-term debt and
  capital lease obligations                           1,000        847
-------------------------------------------------------------------------------
 Total current liabilities                           23,756     66,451
-------------------------------------------------------------------------------

Long-term debt and capital lease
 obligations                                          8,250        ---

Long-term payable to affiliates                       5,316      5,316

Partners' capital:
 Limited partners' interests - common
  unitholders                                       196,571    180,837
 General partners' interest                          (9,859)   (10,180)
-------------------------------------------------------------------------------
  Total partners' capital                           186,712    170,657
-------------------------------------------------------------------------------
  Total liabilities and partners' capital          $224,034   $242,424
===============================================================================

See accompanying Notes to the Consolidated Financial Statements

                         Terra Nitrogen Company, L.P.
                     Consolidated Statements of Operations

-------------------------------------------------------------------------------------------
                                                                Year ended December 31,
-------------------------------------------------------------------------------------------
(in thousands, except per-unit amounts)                          2000       1999       1998
-------------------------------------------------------------------------------------------
Revenues
 Net sales                                                   $285,649   $226,941   $249,434
 Other income, net                                                744        787      1,326
-------------------------------------------------------------------------------------------
                                                              286,393    227,728    250,760
-------------------------------------------------------------------------------------------

 Cost of goods sold                                           253,878    226,731    201,981
-------------------------------------------------------------------------------------------
  Gross profit                                                 32,515        997     48,779
-------------------------------------------------------------------------------------------

 Operating expenses                                            11,493      7,797      9,179
-------------------------------------------------------------------------------------------
 Income (loss) from operations                                 21,022     (6,800)    39,600

 Interest expense                                              (1,436)    (1,947)    (2,288)
 Interest income                                                  623        649      1,463
-------------------------------------------------------------------------------------------
 Net income (loss)                                           $ 20,209   $ (8,098)  $ 38,775
===========================================================================================

Net income (loss) allocable to limited partners' interest    $ 19,805   $ (7,936)  $ 29,577
===========================================================================================

Net income (loss) per limited partnership unit               $   1.07   $  (0.43)  $   1.60
===========================================================================================

See accompanying Notes to the Consolidated Financial Statements

                          Terra Nitrogen Company, L.P.
                  Consolidated Statements of Partners' Capital


(in thousands, except for Units)                 Limited      General       Total
                                                Partners'    Partners'    Partners'
                                                Interests     Interest     Capital
-----------------------------------------------------------------------------------
Partners' capital at January 1, 1998             $212,665   $    (5,890)   $206,775
Net income                                         29,577         9,198      38,775
Distributions                                     (53,469)      (13,326)    (66,795)
-----------------------------------------------------------------------------------

Partners' capital at December 31, 1998            188,773       (10,018)    178,755
Net loss                                           (7,936)         (162)     (8,098)
-----------------------------------------------------------------------------------

Partners' capital at December 31, 1999            180,837       (10,180)    170,657
Net Income                                         19,805           404      20,209
Distributions                                      (4,071)          (83)     (4,154)
-----------------------------------------------------------------------------------

Partners' capital at December 31, 2000           $196,571   $    (9,859)   $186,712

Limited partner units issued and outstanding
at December 31, 2000                                         18,501,576
                                                            ===========

See accompanying Notes to the Consolidated Financial Statements

                          Terra Nitrogen Company, L.P.
                     Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------
                                                             Year ended December 31,
----------------------------------------------------------------------------------------
(in thousands)                                              2000       1999       1998
----------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                         $ 20,209   $ (8,098)  $ 38,775
Adjustments to reconcile net income (loss) to net cash
flows from operating activities:
 Depreciation                                               12,706     12,974     12,387
 Changes in operating assets and liabilities:
  Receivables                                                5,107    (23,183)    (2,656)
  Inventory                                                 19,731     11,343    (19,777)
  Prepaid expenses and other current assets                 (1,534)       857       (129)
  Accounts payable                                          (3,196)     1,637       (410)
  Payable to affiliates                                        ---    (23,587)    15,027
  Accrued liabilities and customer prepayments                 (51)     4,912     (2,846)
 Change in other assets                                      3,336     (3,859)     5,295
 Other                                                         ---        ---       (431)
----------------------------------------------------------------------------------------
Net cash flows from operating activities                    56,308    (27,004)    45,235
----------------------------------------------------------------------------------------
Investing Activities
 Capital expenditures                                       (3,028)    (5,560)    (7,543)
----------------------------------------------------------------------------------------
Net cash flows from  investing activities                   (3,028)    (5,560)    (7,543)
----------------------------------------------------------------------------------------
Financing Activities
 Net changes in short-term borrowings                      (39,601)    39,601        ---
 Proceeds from issuance of long-term debt                   10,000        ---        ---
 Repayment of long-term debt                                (1,597)    (8,118)    (1,071)
 Partnership distributions paid                             (4,154)       ---    (66,795)
----------------------------------------------------------------------------------------
Net cash flows from financing activities                   (35,352)    31,483    (67,866)
----------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents       17,928     (1,081)   (30,174)
Cash and Cash Equivalents at Beginning of Year                  13      1,094     31,268
----------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                  $ 17,941   $     13   $  1,094
========================================================================================

See accompanying Notes to the Consolidated Financial Statements

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

  Ownership of TNCLP is represented by the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 13,705,514 Common Units as of December 31, 2000, and the balance are traded on the New York Stock Exchange under the symbol "TNH".

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

  Reclassifications - Certain reclassifications have been made to prior year's financial statements to conform with current year presentation.

  Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

  Financing Arrangements - The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital Inc., the parent of the General Partner. At December 31, 2000, $17.9 million was deposited with Terra Capital, Inc. and earned interest at the rate received by Terra Capital on its commingled cash investments. The amount of demand notes was $39.6 million at December 31, 1999, and bore interest at the rate paid by Terra Capital on its short-term borrowings.

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

  Accrued Liabilities - Accrued liabilities at December 31, 2000 included $4.3 million of deferred gains on closed natural gas contracts relating to future periods.

  Cost of Sales and Hedging Transactions - Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month to which the hedged transactions relate (see Note 8 - Derivative Financial Instruments). Costs associated with settlement of natural gas purchase contracts are included in cost of sales.

  Plant Turnaround and Catalyst Replacement Costs - Costs related to the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis, until the next scheduled turnaround generally over two years. Included in other non-current assets at December 31, 2000 and 1999 is $9.4 million and $12.8 million, respectively, of unamortized plant turnaround and catalyst replacement costs.

  Revenue Recognition - Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances.

  Income Taxes - The Partnership is not subject to income taxes and the income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership. The reported amount of net assets of the Partnership exceeded the tax basis of the net assets by approximately $136 million and $142 million at December 31, 2000 and 1999, respectively.

  Per-unit Results and Allocations - Net income per limited partner unit is computed by dividing net income, less an approximate 2%, 2% and 24% share allocable to the General Partner for the years ended December 31, 2000, 1999 and 1998, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners.

  Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. The standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. On January 1, 2001, the Partnership adopted this statement which resulted in a $9.9 million increase to current assets to recognize the value of open natural gas contracts, a $4.3 million reduction to current liabilities to reclassify deferred gains on closed contracts relating to future periods and a $14.2 million increase to stockholders' equity as accumulated other comprehensive income. Management does not expect the adoption of SFAS 133 to have a material impact on the Partnership's results of operations or cash flows.

3. Agreement of Limited Partnership

  The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of Available Cash, as defined. The General Partner receives a combined minimum 2% of total cash distributions and as an incentive, the General Partner's participation increases if cumulative cash distributions exceed specified target levels.

  The quarterly cash distributions paid to the Units and the General Partner in 2000, 1999, and 1998 follow:

                                      Common            General
                                       Units            Partner
                                       -----            -------

                                   Total    $ Per        Total
                                  ($000s)    Unit       ($000s)
                                  -------   ------      -------
     2000
     First Quarter                    ---      ---          ---
     Second Quarter                   ---      ---          ---
     Third Quarter                    ---      ---          ---
     Fourth Quarter                 4,071      .22           83
     1999
     First Quarter                    ---      ---          ---
     Second Quarter                   ---      ---          ---
     Third Quarter                    ---      ---          ---
     Fourth Quarter                   ---      ---          ---
     1998
     First Quarter                 21,647     1.17        3,431
     Second Quarter                   ---      ---          ---
     Third Quarter                 31,822     1.72        9,895
     Fourth Quarter                   ---      ---          ---

  If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 74.1% of the Common Units at December 31, 2000. In January 2001, the General Partner and its affiliates purchased additional units which increased its ownership percentage to 75.1%.
If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

4. Related Party Transactions

  The Partnership has no employees. Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, TNC, as General Partner, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership and for that portion of TNC's or its affiliates' administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership's business and reasonably allocable to the Partnership. Costs and expenses incurred by TNC for providing such services are charged to the Partnership. For the years ended December 31, 2000, 1999 and 1998, expenses charged to the Partnership by TNC amounted to $33.3 million, $36.6 million and $40.0 million, respectively, including $17.8 million, $18.2 million and $17.9 million, respectively, for payroll and payroll-related expenses including pension costs.

  Effective January 1, 1995, under a general and administrative service agreement between TNC and Terra, certain services including accounting, legal, risk management, investor relations and certain employee benefit and other employee-related expenses are provided by Terra to TNC. The portion of these expenses allocated to TNC that relate to TNC's activities as General Partner are charged to the Partnership. Expenses under this agreement charged to the Partnership were $8.4 million, $3.4 million and $3.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Certain supply terminals and transportation equipment are generally available for use by the Partnership and other Terra affiliates. The costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system are centralized. The Partnership or Terra is charged based on the actual usage of such assets and freight costs incurred.

  TNC's employees are members of the Terra Industries Inc. Employees' Retirement Plan (the Terra Retirement Plan), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for TNC employees. TNC recorded pension costs of $0.4 million, $0.7 million and $0.8 million ($0.3 million, $0.5 million and $0.6 million of which was charged to the Partnership) in 2000, 1999 and 1998, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

  Terra maintains a qualified savings plan that allows employees who meet specified service requirements to contribute a percentage of their total compensation, up to a maximum defined by the plan. Each employee's contribution, up to a specified maximum, may be matched by TNC based on a specified percentage of employee contributions. Employee contributions vest immediately, while Terra's contributions vest over five years. Expenses associated with TNC's contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 2000, 1999 and 1998 were $567,000, $620,000 and $627,000, respectively.

  The Partnership sold $16.1 million and $26.3 million of nitrogen fertilizer products to Terra at market prices and terms during the years ended December 31, 1999 and 1998, respectively. In June, 1999, Terra sold its Distribution business and no longer purchases product from the Partnership.

  Under certain circumstances an affiliate of the Partnership may advance funds to the Partnership under a demand note.

5. Property, Plant and Equipment

  Property, plant and equipment, net consisted of the following at December 31,

(in thousands)                                                       2000        1999
----------------------------------------------------------------------------------------
Assets owned:
   Land and improvements                                           $   5,012   $   5,091
   Plant and equipment                                               278,157     266,127
   Terminal and transportation equipment                               8,595       8,482
                                                                   ---------   ---------
                                                                     291,764     279,700
Assets under capital lease:
   Plant and equipment                                                   ---       9,262
                                                                   ---------   ---------
                                                                     291,764     288,962
Less accumulated depreciation and amortization                      (144,167)   (131,687)
                                                                   ---------   ---------
Total                                                              $ 147,597   $ 157,275
                                                                   =========   =========

6. Long-Term Debt and Capital Lease Obligations

  Long-term debt and capital lease obligations consisted of the following at December 31,

(in thousands)                                                       2000        1999
----------------------------------------------------------------------------------------
Fixed asset term facility, Due 2003                                $   9,250   $     ---
Capitalized lease obligations                                            ---         847
                                                                   ---------   ---------
                                                                       9,250         847
Less current maturities                                               (1,000)       (847)
                                                                   ---------   ---------
Total                                                              $   8,250   $     ---
                                                                   =========   =========

  During 2000, the Partnership borrowed $10 million under a fixed asset term facility entered into with Terra Industries Inc., Terra Capital and other affiliates. Payments of $250,000 are required quarterly until maturity.

  On April 7, 2000, the Partnership with Terra Industries Inc., Terra Capital and other affiliates entered into an asset based financing agreement that provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 65% of eligible inventory. The new financing agreements, which expire January 2003, bear interest at floating rates and are secured by substantially all of the Partnerships' assets. The new agreements also require the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates.

  Borrowings under the agreements bear interest at current market rates, currently 10.64% for the fixed asset term facility and 9.89% for the asset based financing agreement at December 31, 2000.

7.   Commitments and Contingencies

  The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments follow:

(in thousands)
--------------------------------------------------------------------------------
2001                                                                  $ 8,637
2002                                                                    6,576
2003                                                                    5,901
2004                                                                    4,497
2005                                                                    3,551
2006 and thereafter                                                     4,447
                                                                      -------
Net minimum lease payments                                            $33,609
                                                                      =======

  Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2004, and the Partnership has the option to renew the lease for an additional term of five years.

  The above amounts include the leases for the ammonia and urea facilities at the Blytheville Plant. The lease term for the ammonia facility is scheduled to expire on November 30, 2004, and the Partnership has the option to extend the lease for eleven successive terms of five years each at the same rental rate. The urea facility lease is scheduled to expire November 1, 2005, and the Partnership has the option to renew the lease for three successive periods of five years. The Partnership has the right to purchase the ammonia and the urea facilities at the end of the respective lease terms (including any renewal terms).

  Rent expense under non-cancelable operating leases amounted to approximately $8.2 million, $8.5 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  The Partnership is involved in various legal actions and claims, including environmental matters, arising from the normal course of business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, financial position or net cash flows of the Partnership.

8.  Derivative Financial Instruments

  The Partnership records hedging gains and losses related to natural gas supply requirements based on a pooled resources concept with Terra. Under the pool concept, hedging gains and losses are allocated to each manufacturing plant based on gas usage for such plant.

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

  A swap is a contract with a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10% to 20 % of the contract value and option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from the Partnership for the amount, if any, that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period.
There is no initial cash requirements related to the swap and basis swap agreement.

  The following summarizes open natural gas contracts allocated to the Partnership at December 31, 2000 and 1999:

                          2000                   1999
                    ----------------       ----------------

                  Contract  Unrealized   Contract  Unrealized
(in thousands)      MMBtu   Gain (Loss)    MMBtu   Gain (Loss)
-------------------------------------------------------------
Swaps               4,411     $10,573     15,278     $2,428
Options             3,930        (988)    15,160        ---
                    -----     -------     ------     ------
                    8,341     $ 9,585     30,438     $2,428
                    =====     =======     ======     ======

Basic Swaps         4,200     $   282      5,420     $  167
                    =====     =======     ======     ======


  The Partnership's annual procurement requirements are approximately 56 million MMBtu's of natural gas. The Partnership had in place at December 31, 2000, hedge contracts and firm purchase commitments to cover 10% of 2001 natural gas requirements. Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month to which the hedged transaction relates. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized gains of $4.3 million on closed contracts relating to January 2001 were deferred by the Partnership at December 31, 2000. Realized losses of $0.3 million on closed contracts relating to January 2000 were deferred by the Partnership at December 31, 1999. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

  During 2000, 1999 and 1998, natural gas forward pricing activities reduced the Partnership's natural gas costs by $31.4 million, $2.5 million and $5.9 million, respectively, compared with spot market natural gas prices.

9.  Other Financial Information

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

  Off-balance-sheet instruments - Fair values for the Partnership's natural gas swaps and options are based on contract prices in effect at December 31, 2000 and December 31, 1999. The unrealized gain (loss) on these contracts is disclosed in Note 8.

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

  Major customers - For the years ended December 31, 1999 and 1998, sales to Terra totaled $16.1 million and $26.3 million, or 7.1% and 10.5%, respectively, of the Partnership's sales. In June 1999, Terra sold its Distribution business and no longer purchases product from the Partnership.