Form 10-Q
period 2001-03-31
TERRA NITROGEN CO L P /DE
filed 2001-05-04
CIK 879575

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

    For the quarter ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from_____________________to_________________

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

  At the close of business on April 30, 2001, there were 18,501,576 Common Units outstanding.

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
                                 (in thousands)
                                  (unaudited)

                                                  March 31,  December 31,  March 31,
                                                    2001         2000        2000
                                                  --------   ------------  ---------
ASSETS
  Current assets:
     Cash and cash equivalents                     $     10      $ 17,941   $  5,859
     Accounts receivable                             27,901        24,739     31,464
     Inventory - finished products                   49,525         9,431     25,095
     Inventory - materials and supplies               9,737         9,950     12,915
     Prepaid expenses and other current assets        3,038         3,117      1,179
------------------------------------------------------------------------------------
  Total current assets                               90,211        65,178     76,512

  Net property, plant and equipment                 145,549       147,597    154,125
  Other assets                                        9,115        11,259     12,366
------------------------------------------------------------------------------------
Total assets                                       $244,875      $224,034   $243,003
====================================================================================
LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
     Short-term note payable to affiliates         $  1,387      $    ---   $ 19,229
     Accounts payable and accrued liabilities        24,707        19,680     19,536
     Customer prepayments                            20,060         3,076     23,339
     Current portion of long-term debt and
      capital lease obligations                       1,000         1,000        637
------------------------------------------------------------------------------------
  Total current liabilities                          47,154        23,756     62,741

  Long-term debt                                      7,481         8,250        ---
  Long-term payable to affiliates                     5,316         5,316      5,316
  Partners' capital                                 184,924       186,712    174,946
------------------------------------------------------------------------------------
Total liabilities and partners' capital            $244,875      $224,034   $243,003
====================================================================================

See Accompanying Notes to the Consolidated Financial Statements.a

                          TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                 Three Months Ended
                                      March 31,
                                   2001      2000
                                 -------   -------
Revenues                         $59,899   $69,716
Other income                          90       169
--------------------------------------------------
Total revenues                    59,989    69,885
Cost of goods sold                56,233    62,580
--------------------------------------------------

Gross profit                       3,756     7,305
Operating expenses                 2,098     2,378
--------------------------------------------------

Operating income                   1,658     4,927

Interest expense                    (222)     (640)
Interest income                      162         1
--------------------------------------------------

Net income                       $ 1,598   $ 4,288
==================================================

Net income allocable to
   limited partners' interest    $ 1,566   $ 4,202
==================================================

Net income per limited
   partnership unit              $   .08   $   .23
==================================================



See Accompanying notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                          2001        2000
                                                        --------    --------
Operating activities:

  Net income from operations                            $  1,598    $  4,288
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                         3,180       3,201
     Changes in operating assets and liabilities:
       Receivables                                        (3,162)     (1,620)
       Inventories                                       (39,881)      1,102
       Prepaid expenses                                       78         405
       Accounts payable, accrued liabilities and
         customer prepayments                             22,011      16,871
     Change in other assets                                2,144       2,259
----------------------------------------------------------------------------

Net cash flows from operating activities                 (14,032)     26,506

Net cash flows from investing activities:

  Capital expenditures                                    (1,131)        (79)

Financing activities:

  Net changes in short-term borrowings                     1,387     (20,371)
  Issuance (repayment) of long-term debt
   and capital lease obligations                            (769)       (210)
  Partnership distributions paid                          (4,152)        ---
  Other                                                      766         ---
----------------------------------------------------------------------------
Net cash flows from financing activities                  (2,768)    (20,581)
----------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     (17,931)      5,846
Cash and cash equivalents at beginning of period          17,941          13
----------------------------------------------------------------------------
Cash and cash equivalents at end of period              $     10    $  5,859
============================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL


                                                                          Accumulated
                                               Limited      General          Other          Total
                                              Partners'    Partners'     Comprehensive    Partners'
(in thousands, except for Units)              Interests    Interests        Income         Capital
---------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2001          $196,571     $ (9,859)                       $186,712
Net Income                                       1,566           32                           1,598
Distributions                                   (4,070)         (82)                         (4,152)
Cumulative effect of change in accounting
  for derivative financial investments                                       14,200
Change in fair value of Derivatives                                         (13,434)
                                                                            -------
Comprehensive income                                                            766            766
---------------------------------------------------------------------------------------------------

Partners' capital at March 31, 2001           $194,067     $ (9,909)        $   766        $184,924
===================================================================================================

Limited partner units issued and
 Outstanding at March 31, 2001                              18,501,576
                                                            ==========

                                                                          Accumulated
                                               Limited      General          Other         Total
                                              Partners'    Partners'     Comprehensive    Partners'
(in thousands, except for Units)              Interests    Interests        Income         Capital
---------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2000          $180,838     $(10,180)        $   ---        $170,658
Net Income                                       4,202           86             ---           4,288
---------------------------------------------------------------------------------------------------

Partners' capital at March 31, 2000           $185,040     $(10,094)        $   ---        $174,946
===================================================================================================

Limited partner units issued and
 Outstanding at March 31, 2000                              18,501,576
                                                            ==========

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.

             Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

   The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. ("TNCLP") Annual Report on Form 10-K for the year ended December 31, 2000. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"), are referred to herein, collectively, as the "Partnership".

   The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

   Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the three months ended March 31, 2001 and 2000, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2. Distributions to Unitholders

   The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No distributions were made in 2000. The Partnership announced a cash distribution of $4.2 million ($0.22 per common unit) which was paid in February, 2001.

3. Financing Arrangements

   The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At March 31, 2001 and 2000, no amounts were deposited with Terra Capital, Inc. The amount of the demand notes was $1.4 and $19.2 million at March 31, 2001 and March 31, 2000, respectively, and bore interest at the rate paid by Terra Capital on its short-term borrowings.

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

   The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2001 and part of 2002, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at March 31, 2001 to cover approximately 14% of natural gas requirements for the succeeding twelve months. Unrealized losses from forward pricing positions totaled $.3 million as of March 31, 2001. The ultimate amount recognized by the Partnership will be dependent on prices in effect at the time of settlement for unrealized positions at March 31, 2001. The Partnership also had $1.1 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

5. Idled facilities

   On November 30, 2000, the Partnership reported that it would not restart its Blytheville, Arkansas ammonia and urea production facility as the result of high natural gas costs. On January 2, 2001 the Partnership announced it would idle one of two sets of ammonia and upgrading plants at its Verdigris, Oklahoma facility as the result of high natural gas costs. The Verdigris plant resumed production on January 23, 2001 and the Blytheville plant resumed production in March, 2001.

6. Change in Accounting for Derivative Financial Instruments

   Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. On January 1, 2001, the Partnership adopted SFAS 133 which resulted in a $9.9 million increase to current assets to recognize the value of open natural gas contracts, a $4.3 million reduction to current liabilities to reclassify deferred gains on closed contracts relating to future periods and a $14.2 million increase to Partners' equity as accumulated other comprehensive income. Management does not expect the adoption of SFAS 133 to have a material impact on the Partnership's results of operations or cash flow.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

                Three months ended March 31, 2001 compared with
                       three months ended March 31, 2000


Volumes and prices for the three-month periods ended March 31, 2001 and 2000 follow:

                      2001                          2000
             Volumes       Unit Price      Volumes       Unit Price
            (000 tons)      ($/ton)       (000 tons)      ($/ton)
            ----------     ----------     ----------     ----------
Ammonia         19            $314           128            $132
UAN            354             132           601              62
Urea            36             207           128             121

Revenues for the quarter ended March 31, 2001 decreased $9.8 million, or 14%, compared with the same quarter in 2000. Lower sales volumes as the result of wet field conditions that delayed field application of fertilizers sold by the Partnership reduced first quarter 2001 revenues by $40.8 million from last year. Significantly higher prices for all products, however, offset $31.1 million of the revenue decline. The higher prices reflected lower industry inventories as a result of periodic production curtailments by most nitrogen producers in response to the past winter's very high natural gas costs.

First quarter gross profits decreased $3.5 million from 2000. Higher sales prices increased gross profits by $31.1 million. These increases were more than offset, however, by higher natural gas costs, which increased from $2.52/MMBtu in 2000 to $6.51/MMBtu in 2001 (net of $2.1 million in forward pricing gains) and lower sales volumes.

Operating expenses were $.3 million lower in 2001 than in 2000 primarily as the result of reduced General Partner charges for computer expenses and employee compensation. Net interest expense of $60,000 was $579,000 less than the 2000 first quarter due to lower borrowing levels.

Capital resources and liquidity

Net cash flows used in operations in the first three months of 2001 totaled $14.0 million with $18.8 million used to increase working capital balances and $4.8 million of operating income after non-cash charges. Most of the working capital increases during the 2001 first quarter are related to seasonal changes in inventory balances.

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

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. In consideration of the Partnership's working capital and operating cash needs at March 31, 2001, the General Partner determined Available Cash to be $4.2 million, which will be distributed during May, 2001.

Capital expenditures

Capital expenditures totaled $1.1 million for the first three months of 2001. For the remainder of 2001, the Partnership plans to spend less than $5 million for routine equipment replacement.

Limited Call Right

If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the Common Units at April 30, 2001. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more that 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price by the General Partner or any of its affiliates for any unit within 90 days preceding the date the purchase is announced.

FORWARD LOOKING PRECAUTIONS
---------------------------

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to the following: Changes in the financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Partnership's Securities and Exchange Commission filings, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None


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



Date:  April 30, 2001