Form 10-Q
period 2001-06-30
TERRA NITROGEN CO L P /DE
filed 2001-08-14
CIK 879575

================================================================================

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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

  At the close of business on July 31, 2001, there were 18,501,576 Common Units outstanding.

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
                                (in thousands)
                                  (unaudited)

                                                  June 30,    December 31,   June 30,
                                                    2001          2000         2000
                                                  --------    ------------   --------
ASSETS
  Current assets:
     Cash and cash equivalents                    $     10      $ 17,941     $ 10,501
     Accounts receivable                            26,166        24,739       29,955
     Inventory - finished products                  39,119         9,431       20,214
     Inventory - materials and supplies              9,569         9,950        1,123
     Prepaid expenses and other current assets       2,364         3,117        2,056
-------------------------------------------------------------------------------------
  Total current assets                              77,228        65,178       63,849

  Net property, plant and equipment                142,202       147,597      151,308
  Other assets                                       7,857        11,259       11,560
-------------------------------------------------------------------------------------
Total assets                                      $227,287      $224,034     $226,717
=====================================================================================

LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
     Short-term note payable to affiliates        $ 19,800      $    ---     $    ---
     Accounts payable and accrued liabilities       18,968        19,680       21,319
     Customer prepayments                              ---         3,076        3,059
     Current portion of long-term debt and
      capital lease obligations                      1,000         1,000        1,460
-------------------------------------------------------------------------------------
  Total current liabilities                         39,768        23,756       25,838

  Long-term debt                                     7,231         8,250        8,750
  Long-term payable to affiliates                    5,316         5,316        5,316
  Partners' capital                                174,972       186,712      186,813
-------------------------------------------------------------------------------------
Total liabilities and partners' capital           $227,287      $224,034     $226,717
=====================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                      2001      2000      2001       2000
                                    --------  -------   --------   --------
Revenues                            $93,852   $85,378   $153,751   $155,095
Other income                            192       131        283        300
---------------------------------------------------------------------------
Total revenues                       94,044    85,509    154,034    155,395
Cost of goods sold                   92,174    69,874    148,407    132,454
---------------------------------------------------------------------------

Gross profit                          1,870    15,635      5,627     22,941
Operating expenses                    2,643     3,492      4,741      5,870
---------------------------------------------------------------------------

Operating income (loss)                (773)   12,143        886     17,071

Interest expense                       (190)     (278)      (412)      (915)
Interest income                          41         1        203        ---
---------------------------------------------------------------------------

Net income (loss)                   $  (922)  $11,866   $    677   $ 16,156
===========================================================================
Net income (loss) allocable to
   limited partners' interest       $  (904)  $11,629   $    662   $ 15,833
===========================================================================

Net income (loss) per limited
   partnership unit                 $ (0.05)  $  0.63   $   0.04   $   0.86
===========================================================================

See Accompanying notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                           2001       2000
                                                         --------   --------
Operating activities:

Net income from operations                               $    677   $ 16,156
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                           6,372      6,382
    Changes in operating assets and liabilities:
    Receivables                                            (1,427)      (110)
    Inventories                                           (29,307)    17,774
    Prepaid expenses                                       (1,952)      (473)
    Accounts payable, accrued liabilities and
      customer prepayments                                 (5,194)    (1,625)
    Change in other assets                                  3,401      3,035
----------------------------------------------------------------------------
Net cash flows from operating activities                  (27,430)    41,139

Net cash flows from investing activities:

    Capital expenditures                                     (976)      (414)

Financing activities:

    Net changes in short-term borrowings                   19,800    (39,601)
    Issuance (repayment) of long-term debt
      and capital lease obligations                        (1,019)     9,364
    Partnership distributions paid                         (8,306)       ---
----------------------------------------------------------------------------
Net cash flows from financing activities                   10,475    (30,237)
============================================================================

Net increase (decrease) in cash and cash equivalents      (17,931)    10,488
Cash and cash equivalents at beginning of period           17,941         13
----------------------------------------------------------------------------
Cash and cash equivalents at end of period               $     10   $ 10,501
============================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                         TERRA NITROGEN COMPANY, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL

                                                Limited       General           Accumulated       Total
                                                Partners'     Partner           Other             Partners'
                                                Interests     Interests         Comprehensive     Capital
(in thousands, except for Units)                                                Income
-----------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2001            $196,571       $    (9,859)      $     ---        $ 186,712
Net Income                                           663                14                              677
Cumulative effect of change in accounting
  for derivative financial investments                                              14,200           14,200
Net unrealized loss on hedges, net of taxes                                        (18,311)         (18,311)
                                                                                                   --------
Comprehensive income (loss)                                                                          (3,434)
Distributions                                     (8,140)             (166)                          (8,306)
----------------------------------------------------------------------------------------------------------

Partners' capital at June 30, 2001              $189,094       $   (10,011)      $ (4,111)        $ 174,972
----------------------------------------------------------------------------------------------------------

Limited partner units issued and
   Outstanding at June 30, 2001                                 18,501,576
                                                                ==========

                                                Limited         General           Accumulated     Total
                                                Partners'       Partner           Other           Partners'
                                                Interests       Interests         Comprehensive   Capital
(in thousands, except for Units)                                                  Income
-----------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2000            $180,837       $   (10,180)            ---        $170,657
Net Income                                        15,833               323             ---          16,156
----------------------------------------------------------------------------------------------------------

Partners' capital at June 30, 2000              $196,670       $    (9,857)            ---        $186,813
==========================================================================================================

Limited partner units issued and
   Outstanding at June 30, 2000                                 18,501,576
                                                               ===========

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

     Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the six months ended June 30, 2001 and 2000, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No distributions were made during the first half of 2000. The Partnership paid cash distributions totaling $8.4 million ($0.44 per common unit) in the first half of 2000.

3.   Financing Arrangements

     The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At June 30, 2001 and 2000, no amounts were deposited with Terra Capital, Inc. The amount of the demand note was $19.8 million at June 30, 2001 and bore interest at the rate paid by Terra Capital on its short-term borrowings. There were no outstanding demand notes at June 30, 2000.

4.   Natural gas costs

     Natural gas is the principal raw material used in the Partnership's production of nitrogen products. The Partnership enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs greater than expected selling prices for nitrogen products. The Partnership's normal natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contacts, financial derivatives and other forward pricing techniques. In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods to recover the increases to gas costs, the Partnership amended its policy and eliminated the minimum hedge requirement through the end of 2001. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Partnership's production facilities are physically purchased from various suppliers which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2001 and part of 2002, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at June 30, 2001 to cover approximately 14% of natural gas requirements for the succeeding twelve months. Unrealized losses from forward pricing positions totaled $2.7 million as of June 30, 2001. The ultimate amount recognized by the Partnership will be dependent on prices in effect at the time of settlement for unrealized positions at June 30, 2001. The Partnership also had $1.4 million of realized losses on closed contracts relating to future periods that have been deferred to the respective period.

5.   Idled facilities

     On June 7, 2001 the Partnership reported it would suspend production of ammonia and urea at its Blytheville, Arkansas plant due to its inability to generate cash flow under existing price and cost conditions. The restart of production at that facility has not been scheduled.

6.   Change in Accounting for Derivative Financial Instruments

     Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments, whether designated in hedging relationships or not, be recorded in the balance sheet at fair value. The Partnership has designated its natural gas derivative instruments as cash flow hedges with changes in fair value recorded in other comprehensive income (OCI) until the natural gas it relates to is used in production when it is then reclassified from OCI to earnings.

On January 1, 2001, the Partnership adopted SFAS 133 which resulted in a cumulative $9.9 million increase to current assets, a $4.3 million reduction to current liabilities and a $14.2 million increase to accumulated OCI which reflected the effective portion of the derivatives designated as cash flow hedges. The increase to current assets was to recognize the value of open natural gas contracts and the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods. The changes in the components of accumulated OCI during the six months ended June 30, 2001 follow:


                                         Net Unrealized  Realized Gain (Loss)  Accumulated
                                            Gain (loss)           Deferred to          OCI
                                         on Natural Gas        Future Periods
 (in thousands)                        Hedging Activity
------------------------------------------------------------------------------------------
Balance January 1, 2001                        $  9,900               $ 4,300     $ 14,200

Net unrealized gain (loss)
   arising during period                        (12,358)                1,018      (11,340)
Transfer net (gain) loss realized
   to production costs                            2,206                (4,300)      (2,094)
------------------------------------------------------------------------------------------
Balance March 31, 2001                         $   (252)              $ 1,018     $    766
------------------------------------------------------------------------------------------

Net unrealized gain (loss)
   arising during period                         (5,633)               (1,405)      (7,038)
Transfer net (gain) loss realized
   to production costs                            3,179                (1,018)       2,161
------------------------------------------------------------------------------------------
Balance June 30, 2001                          $ (2,705)              $(1,405)    $ (4,111)
==========================================================================================

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             RESULTS OF OPERATIONS

                Three months ended June 30, 2001 compared with
                       three months ended June 30, 2000


Volumes and prices for the three-month periods ended June 30, 2001 and 2000 follow:

                      2001                          2000
             Volumes       Unit Price      Volumes       Unit Price
            (000 tons)      ($/ton)       (000 tons)      ($/ton)
            ----------     ----------     ----------     ----------
Ammonia         91            $276           133            $152
UAN            458             117           741              77
Urea           107             144            57             140

Revenues for the quarter ended June 30, 2001 increased $8.5 million, or 10%, compared with the same quarter in 2000 as the result of higher prices for all Partnership products, partly offset by lower sales volumes. Selling prices increased revenues by $30 million reflecting lower industry inventories as a result of production curtailments by the Partnership and other producers since the second half of 2000 in response to substantial year-over-year increases to natural gas costs. Sales volumes declined from the 2000 second quarter due to reduced fertilizer demand in response to fewer corn acres, adverse weather conditions during the planting season and higher fertilizer prices in the face of low grain values. The Partnership's sales volumes were also affected by record fertilizer imports to the United States in response to higher fertilizer prices.

Second quarter gross profits decreased $13.8 million from 2000. Lower 2001 sales volumes reduced gross profits $21.2 million from the 2000 second quarter. Higher selling prices contributed $30 million to 2001 gross profit, but most of the pricing gains were offset by almost $23 million of cost increases. The most significant cost increases were in the form of higher natural gas costs, which increased from $2.72/MMBtu in 2000 to $5.25/MMBtu in 2001 (net of forward pricing gains or losses.) The Partnership realized $2.2 million in hedging losses during the 2001 second quarter compared to hedging gains of $7.5 million during the same 2000 period.

Operating expenses were $0.8 million lower in 2001 than in 2000 primarily as the result of a reduction in the second quarter expense allocation from the General Partner. Net interest expense was $128,000 lower than the 2000 second quarter due to lower borrowing levels.

                 Six months ended June 30, 2001 compared with
                        six months ended June 30, 2000

Volumes and prices for the six-month periods ended June 30, 2001 and 2000 follow:

                      2001                          2000
             Volumes       Unit Price      Volumes       Unit Price
            (000 tons)      ($/ton)       (000 tons)      ($/ton)
            ----------     ----------     ----------     ----------
Ammonia        109            $282            261           $142
UAN            812             123          1,343             70
Urea           143             160            185            127

Revenues for the six months ended June 30, 2001 decreased $1.4 million, or 1%, compared with the same period in 2000. Lower sales volumes as the result of fewer planted corn acres, wet field conditions that precluded normal application of fertilizers and increased competition from record import levels, reduced 2001 revenues by $64 million from the first six months of last year. Significantly higher prices for all products, however, offset $63 million of the revenue decline. The higher prices reflected lower industry inventories as a result of periodic production curtailments by most nitrogen producers in response to the past winter's very high natural gas costs.

Gross profits during the 2001 first six months decreased $17.3 million from 2000. Higher sales prices increased gross profits by $63 million. These increases were more than offset, however, by higher natural gas costs, which increased from $2.61/MMBtu in 2000 to $5.81/MMBtu in 2001 (net of forward pricing gains or losses) and lower sales volume. The Partnership realized $0.1 million in hedging losses during the 2001 first half compared to hedging gains of $8.9 million during the same 2000 period.

Operating expenses were $1.1 million lower in 2001 than in 2000 primarily as the result of a reduction in the expense allocation from the General Partner. Net interest expense of $209,000 was $706,000 less than the 2000 first half due to lower borrowing levels.

Capital resources and liquidity

Net cash flows used in operations in the first six months of 2001 totaled $27.4 million with $34.4 million used to increase working capital balances reduced by $7.0 million of operating income after non-cash charges. Most of the working capital increases are related to carryover inventory balances as the result of lower sales volumes during the 2001 first half.

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

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. In consideration of the Partnership's working capital and operating cash needs, the General Partner determined there was no Available Cash available for distribution at June 30, 2001.

Capital expenditures

Capital expenditures totaled $1.0 million for the first six months of 2001. For the remainder of 2001, the Partnership plans to spend less than $5 million for routine equipment replacement.

Limited Call Right

If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the Common Units at July 31, 2001. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more that 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price by the General Partner or any of its affiliates for any unit within 90 days preceding the date the purchase is announced.

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

Date:  August 14, 2001