Form 10-K405/A
period 2000-12-31
TERRA NITROGEN CO L P /DE
filed 2001-09-26
CIK 879575

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A
                               (Amendment No. 1)


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number: 1-10877

                         TERRA NITROGEN COMPANY, L.P.
            (Exact name of registrant as specified in its charter)

                                   Delaware
                        (State or other jurisdiction of
                        incorporation or organization)

                                  73-1389684
                               (I.R.S. Employer
                              Identification No.)

                                 Terra Centre
                               600 Fourth Street
                                 P.O. Box 6000
                               Sioux City, Iowa
                   (Address of principal executive offices)

                                  51102-6000
                                  (Zip Code)

      Registrant's telephone number, including area code:  (712) 277-1340

  Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each
           Title of each class                      exchange on which registered
           -------------------                      ----------------------------

Common Units Representing Limited Partner             New York Stock Exchange
Interests Evidenced by Depositary Receipts

  Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

  The aggregate market value of the Registrant's common units held by non-affiliates of the Registrant, at January 31, 2001, was $38,656,260.

================================================================================

     This Amendment No. 1 amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and is being filed solely to file and incorporate by reference Exhibit 99.1, which is a description of Terra Industries, Inc.'s business and properties.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      TERRA NITROGEN COMPANY, L.P.



                                      By:  Terra Nitrogen Corporation,
                                           as General Partner

Date:  September 26, 2001             By:  /s/ Francis G. Meyer
                                           --------------------
                                           Francis G. Meyer
                                           Vice President
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.     Exhibit
-----------     -------

99.1 The description of the business and properties contained in Terra Industries, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on September 26, 2001 is incorporated herein by reference.