Form 10-Q
period 2001-09-30
TERRA NITROGEN CO L P /DE
filed 2001-11-14
CIK 879575

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

    For the quarter ended September 30, 2001

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

     At the close of business on October 31, 2001, there were 18,501,576 Common Units outstanding.

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
                                 (in thousands)
                                   (unaudited)

                                                       September 30,       December 31,      September 30,
                                                           2001               2000               2000
                                                      --------------      -------------      -------------
ASSETS
   Current assets:
       Cash and cash equivalents                         $      10          $  17,941          $ 19,627
       Accounts receivable                                  25,170             24,739            33,964
       Inventory - finished products                        27,632              9,431            14,330
       Inventory - materials and supplies                    9,636              9,950             9,287
       Prepaid expenses and other current assets             7,902              3,117             1,483
----------------------------------------------------------------------------------------------------------
   Total current assets                                     70,350             65,178            78,691

   Net property, plant and equipment                       139,336            147,597           148,701
   Other assets                                              6,846             11,259            13,978
----------------------------------------------------------------------------------------------------------
Total assets                                             $ 216,532          $ 224,034         $ 241,370
==========================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
   Current liabilities:
       Short-term note payable to affiliates             $  20,709          $     ---         $     ---
       Accounts payable and accrued liabilities             17,906             19,680            31,880
       Customer prepayments                                    ---              3,076             3,804
       Current portion of long-term debt and
        capital lease obligations                            1,000              1,000             1,420
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                39,615             23,756            37,104

   Long-term debt                                            6,985              8,250             8,500
   Long-term payable to affiliates                           5,316              5,316             5,316
   Partners' capital                                       164,616            186,712           190,450
----------------------------------------------------------------------------------------------------------
Total liabilities and partners' capital                  $ 216,532          $ 224,034         $ 241,370
==========================================================================================================



See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                        Three Months Ended              Nine Months Ended
                                           September 30,                   September 30,
                                        2001           2000             2001           2000
                                   -------------  -------------    --------------  -------------
Revenues                             $  47,543      $  58,997         $ 201,294      $ 214,092
Other income                               264            248               547            548
------------------------------------------------------------------------------------------------
Total revenues                          47,807         59,245           201,841        214,640
Cost of goods sold                      56,665         54,281           205,072        186,735
------------------------------------------------------------------------------------------------

Gross profit                            (8,858)         4,964            (3,231)        27,905
Operating expenses                       2,135          1,053             6,876          6,923
------------------------------------------------------------------------------------------------

Operating income (loss)                (10,993)         3,911           (10,107)        20,982

Interest expense                          (405)          (275)             (817)        (1,262)
Interest income                            ---              1               203             73
------------------------------------------------------------------------------------------------

Net income (loss)                    $ (11,398)     $   3,637         $ (10,721)     $  19,793
================================================================================================
Net income (loss) allocable to
 limited partners' interest          $ (11,170)     $   3,564         $ (10,507)     $  19,396
================================================================================================

Net income (loss) per limited
 partnership unit                    $   (0.60)     $    0.19         $   (0.57)     $    1.05
================================================================================================



See Accompanying notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                      2001               2000
                                                                 -------------      -------------
Operating activities:

Net income from operations                                        $ (10,721)          $  19,793
Adjustments to reconcile net income to net cash
 flows from operating activities:
    Depreciation and amortization                                     9,609               9,539
    Changes in operating assets and liabilities:
    Receivables                                                        (431)             (4,118)
    Inventories                                                     (17,887)             15,494
    Prepaid expenses                                                 (4,785)                100
    Accounts payable, accrued liabilities and
    customer prepayments                                             (4,850)              9,679
    Change in other assets                                            4,413                 616
-------------------------------------------------------------------------------------------------
Net cash flows from operating activities                            (24,652)             51,103

Net cash flows from investing activities:

    Capital expenditures                                             (1,348)               (964)

Financing activities:

    Net changes in short-term borrowings                             20,709             (39,601)
    Issuance (repayment) of long-term debt
     and capital lease obligations                                   (1,265)              9,076
    Partnership distributions paid                                   (8,306)                 --
    Other                                                            (3,069)                 --
-------------------------------------------------------------------------------------------------
Net cash flows from financing activities                              8,069             (30,525)
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (17,931)             19,614
Cash and cash equivalents at beginning of period                     17,941                  13
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $      10           $  19,627
=================================================================================================



See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL
                                   (unaudited)

                                                            Limited     General       Accumulated    Total
                                                            Partners'   Partner       Other          Partners'
                                                            Interests   Interests     Comprehensive  Capital
(in thousands, except for Units)                                                      Income
---------------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2001                        $ 196,571   $   (9,859)   $       --     $ 186,712
Net Income                                                    (10,507)        (214)                    (10,721)
Cumulative effect of change in accounting
 for derivative financial investments                                                     14,200        14,200
Change in fair value of derivatives                                                      (17,269)      (17,269)
                                                                                                       --------
Comprehensive income (loss)                                                                            (13,790)
Distributions                                                  (8,140)        (166)                     (8,306)
---------------------------------------------------------------------------------------------------------------

Partners' capital at September 30, 2001                     $ 177,924   $  (10,239)   $   (3,069)    $ 164,616
===============================================================================================================

Limited partner units issued and
 outstanding at September 30, 2001                                      18,501,576
                                                                        ==========


                                                            Limited     General       Accumulated    Total
                                                            Partners'   Partners'     Other          Partners'
                                                            Interests   Interest      Comprehensive  Capital
(in thousands, except for Units)                                                      Income
---------------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2000                        $ 180,837   $  (10,180)   $       --     $ 170,657
Net Income                                                     19,396          397            --        19,793
---------------------------------------------------------------------------------------------------------------

Partners' capital at September 30, 2000                     $ 200,233   $   (9,783)   $       --     $ 190,450
===============================================================================================================

Limited partner units issued and
 outstanding at September 30, 2000                                      18,501,576
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

     Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the nine months ended September 30, 2001 and 2000, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No distributions were made during the first nine months of 2000. The Partnership paid cash distributions totaling $8.3 million ($0.44 per common unit) in the first nine months of 2001.

3.   Financing Arrangements

     The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At September 30, 2001 and 2000, no amounts were deposited with Terra Capital, Inc. The amount of the demand note was $20.7 million at September 30, 2001 and bore interest at the rate paid by Terra Capital on its short-term borrowings. There were no outstanding demand notes at September 30, 2000.

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

     The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2001 and part of 2002, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at September 30, 2001 to cover approximately 11% of natural gas requirements for the succeeding twelve months. Unrealized losses from forward pricing positions totaled $0.5 million as of September 30, 2001. The ultimate amount recognized by the Partnership will be dependent on prices in effect at the time of settlement for unrealized positions at September 30, 2001. The Partnership also had $1.9 million of realized losses on closed contracts relating to future periods that have been deferred to the respective period.

5.   Idled facilities

     On June 7, 2001 the Partnership reported it would suspend production of ammonia and urea at its Blytheville, Arkansas plant due to its inability to generate cash flow under existing price and cost conditions. The restart of production at that facility began on October 1, 2001.

6.   Derivative Financial Instruments

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

     On January 1, 2001, the Partnership adopted SFAS 133 which resulted in a cumulative $9.9 million increase to current assets, a $4.3 million reduction to current liabilities and a $14.2 million increase to accumulated OCI which reflected the effective portion of the derivatives designated as cash flow hedges. The increase to current assets was to recognize the value of open natural gas contracts and the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods. The changes in the components of accumulated OCI during the nine months ended September 30, 2001 follow:

                                                Net Unrealized    Realized Gain (Loss)          Accumulated
                                                   Gain (loss)             Deferred to                  OCI
                                                on Natural Gas          Future Periods
     (in thousands)                           Hedging Activity
     ------------------------------------------------------------------------------------------------------
     Balance January 1, 2001                         $   9,900                $  4,300            $  14,200

     Net unrealized gain (loss)
         arising during period                         (12,358)                  1,018              (11,340)
     Transfer net (gain) loss realized
         to production costs                             2,206                  (4,300)              (2,094)
     ------------------------------------------------------------------------------------------------------
     Balance March 31, 2001                          $    (252)               $  1,018            $     766
     ------------------------------------------------------------------------------------------------------

     Net unrealized gain (loss)
         arising during period                          (5,631)                 (1,405)              (7,036)
     Transfer net (gain) loss realized
         to production costs                             3,178                  (1,018)               2,160
     ------------------------------------------------------------------------------------------------------
     Balance June 30, 2001                           $  (2,705)               $ (1,405)           $  (4,110)
     ------------------------------------------------------------------------------------------------------

     Net unrealized gain (loss)
          arising during period                         (1,464)                 (2,524)              (3,988)
     Transfer net loss realized
          to  production costs                           3,624                   1,405                5,029
     ------------------------------------------------------------------------------------------------------
     Balance September 30, 2001                      $    (545)               $ (2,524)           $  (3,069)
     ======================================================================================================

     In addition to the $1.9 million of realized losses on closed gas contracts, the Partnership had $0.6 million of losses related to fertilizer swaps at September 30, 2001.

7.   Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FSAB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Adoption of these standards will not impact the Partnership.

     In June 2001,  the FASB  approved the issuance of SFAS No. 143,
     "Accounting for Asset Retirement Obligations." This standard requires the Partnership to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Partnership's fiscal year 2003. The Partnership has not yet quantified the impact arising from adoption of this standard.

     In August 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment of Long-lived Assets." This standard requires the Partnership to recognize an impairment loss if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value and is effective for the Partnership's fiscal year 2002. The Partnership has not yet quantified the impact arising from adoption of this standard

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

                              RESULTS OF OPERATIONS

               Three months ended September 30, 2001 compared with
                      three months ended September 30, 2000

Volumes and prices for the three-month periods ended September 30, 2001 and 2000 follow:

                            2001                        2000
                    Volumes      Unit Price     Volumes       Unit Price
                   (000 tons)      ($/ton)     (000 tons)       ($/ton)
                  ------------  ------------  ------------   ------------
Ammonia                 36         $ 175            56          $ 181
UAN                    510            75           520             86
Urea                    28           110            30            145

Revenues for the quarter ended September 30, 2001 decreased $11.4 million, or 19%, compared with the same quarter in 2000 as the result of lower prices and volumes for all Partnership products. Sales prices and volumes declined from the 2000 third quarter due to significantly higher U.S. fertilizer inventories in response to lower consumption during last spring's planting season.

Third quarter gross profits decreased $13.8 million from 2000. Lower 2001 sales prices and volumes reduced gross profits $7.5 million from the 2000 second quarter. Cost increases in the form of higher natural gas costs, which increased from $3.47/MMBtu in 2000 to $3.55/MMBtu in 2001 (net of forward pricing gains or losses) decreased gross margins by $0.6 million. The Partnership realized $5.0 million in hedging losses during the 2001 third quarter compared to hedging gains of $9.8 million during the same 2000 period.

Operating expenses were $1.1 million higher in 2001 than in 2000 primarily as the result of an increase in the third quarter expense allocation from the General Partner. Net interest expense was $131,000 higher than the 2000 third quarter due to higher borrowing levels.

               Nine months ended September 30, 2001 compared with
                      nine months ended September 30, 2000

Volumes and prices for the nine-month periods ended September 30, 2001 and 2000 follow:

                            2001                         2000
                    Volumes      Unit Price     Volumes       Unit Price
                   (000 tons)      ($/ton)     (000 tons)       ($/ton)
                  ------------  ------------  ------------   ------------
Ammonia                145         $ 256          317          $ 149
UAN                  1,323           104        1,863             75
Urea                   171           152          215            130

Revenues for the nine months ended September 30, 2001 decreased $12.8 million, or 6%, compared with the same period in 2000. Lower sales volumes as the result of fewer planted corn acres, wet field conditions that precluded normal application of fertilizers and increased competition from record import levels, reduced 2001 revenues by $72 million from the first nine months of last year. Significantly higher prices for all products, however, offset $58 million of the revenue decline. The higher prices reflected lower industry supplies through the 2001 first quarter as a result of periodic production curtailments by most nitrogen producers in response to the past winter's very high natural gas costs.

Gross profits during the 2001 first nine months decreased $31.1 million from 2000. Higher sales prices increased gross profits by $58 million. These increases were more than offset, however, by higher natural gas costs, which increased from $2.85/MMBtu in 2000 to $5.19/MMBtu in 2001 (net of forward pricing gains or losses) and lower sales volume. The Partnership realized $5.1 million in hedging losses during the 2001 first nine months compared to hedging gains of $18.8 million during the same 2000 period.

Operating expenses were essentially the same in 2001 as in 2000. Net interest expense of $614,000 was $575,000 less than the 2000 first nine months due to lower borrowing levels.

Capital resources and liquidity

Net cash flows used in operations in the first nine months of 2001 totaled $24.7 million with $23.5 million used to increase working capital balances and $1.2 million of operating loss after non-cash charges. Most of the working capital increases are related to carryover inventory balances as the result of lower sales volumes during the 2001 first nine months.

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

Quarterly distributions to the Partners of TNCLP are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership of TNCLP. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. In consideration of the Partnership's working capital and operating cash needs, the General Partner determined there was no Available Cash available for distribution at September 30, 2001.

Capital expenditures

Capital expenditures totaled $1.3 million for the first nine months of 2001. For the remainder of 2001, the Partnership plans to spend less than $3 million for routine equipment replacement.

Limited Call Right

If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the Common Units at October 31, 2001. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more that 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous twenty trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price by the General Partner or any of its affiliates for any unit within 90 days preceding the date the purchase is announced.

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

                                                 TERRA NITROGEN COMPANY, L.P.

                                          By:    TERRA NITROGEN CORPORATION
                                                 as General Partner


                                          By:    /s/ Francis G. Meyer
                                                 -------------------------------
                                                 Francis G. Meyer
                                                 Vice President
                                                 (Principal Accounting Officer)


Date:    November 14, 2001