Form 10-K405
period 2001-12-31
TERRA NITROGEN CO L P /DE
filed 2002-03-19
CIK 879575

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001 Commission file number
       1-10877

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from __________ to __________

                          TERRA NITROGEN COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                                73-1389684
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

              Terra Centre                                   51102-6000
           600 Fourth Street                                 (Zip Code)
             P.O. Box 6000
            Sioux City, Iowa                               (712) 277-1340
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the registrant's common units held by nonaffiliates as of the close of business on January 31, 2002 was $32,057,305,90.

================================================================================

                                TABLE OF CONTENTS

                                               PART I
                                               ------
                                                                                                     Page
Items 1 and 2.  Business and Properties...........................................................     1

Item 3.         Legal Proceedings.................................................................     6

Item 4.         Submission of Matters to a Vote of Unitholders....................................     6


                                               PART II
                                               -------

Item 5.         Market for Registrant's Units and Related Unitholder Matters......................     7

Item 6.         Selected Financial Data...........................................................     7

Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................................     9

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk........................     9

Item 8.         Financial Statements and Supplementary Data.......................................     9

Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..........................................................     9


                                               PART III
                                               --------

Item 10.        Directors and Executive Officers of the Registrant................................    10

Item 11.        Executive Compensation............................................................    11

Item 12.        Security Ownership of Certain Beneficial Owners and Management....................    15

Item 13.        Certain Relationships and Related Transactions....................................    16


                                               PART IV
                                               -------

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    17

Signatures........................................................................................    21

                          TERRA NITROGEN COMPANY, L.P.

                                    FORM 10-K

                                     PART I

Items 1 and 2.  Business and Properties

General

     Terra Nitrogen Company, L.P. ("TNCLP") is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"). Terra Nitrogen Corporation ("TNC" or "General Partner"), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the "Partnership," unless the context otherwise requires) and owns a consolidated 2.0% interest in the Partnership. TNC is an indirect, wholly-owned subsidiary of Terra Industries Inc. ("Terra" or "the company"), a Maryland corporation. Terra is an industry leader in the production and marketing of both nitrogen products and methanol. Terra is one of the largest North American producers of anhydrous ammonia and nitrogen solutions and is the largest producer of ammonium nitrate in the United Kingdom. In addition, Terra is the largest U.S. producer of methanol.

     Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units. Terra and its subsidiaries owned 13,889,014 common units as of December 31, 2001 and the balance are traded on the New York Stock Exchange under the symbol "TNH." The common units are referred to herein individually as a "unit" and collectively as "units."

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

     The Partnership's principal nitrogen products are described in greater detail below:

     Anhydrous Ammonia. The Partnership produces anhydrous ammonia (often referred to simply as "ammonia"), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, at its two facilities which are located in Verdigris, Oklahoma and Blytheville, Arkansas. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts.

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

     Urea. The Partnership produces granular urea at its Blytheville, Arkansas facility by upgrading portions of its ammonia production. Solid urea is produced by converting ammonia into liquid urea that is then dehydrated, turned into a solid, and either prilled or granulated. Prilled materials are the most common form of solid urea. Granular urea may command a modest price premium in certain markets because the consistency in size of the granules (relative to prills) results in a more controllable spreading pattern and better blending characteristics.

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

     All of the Partnership's sales are at the wholesale level. The Partnership's customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The majority of the Partnership's nitrogen fertilizer sales are made to dealers. No single customer accounted for more than 10% of the Partnership's 2001 sales.

Production and Terminal Facilities

     Production Facilities. The Partnership's two facilities produce nitrogen fertilizer products. These facilities are located in or near the following locations and have the following production capacities:

     =========================== =======================================

                Location                 Annual Capacity in Tons
     --------------------------- ---------------------------------------

                                  Ammonia/1/      Urea        UAN-28
     --------------------------- ------------ ----------- --------------

     Blytheville, Arkansas         420,000      480,000       30,000
     --------------------------- ------------ ----------- --------------

     Verdigris, Oklahoma         1,050,000            -    2,180,000
     --------------------------- ------------ ----------- --------------

     Total                       1,470,000      480,000    2,210,000
     =========================== ============ =========== ==============
     /1/ Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
     ===================================================================

     The Partnership's manufacturing facilities are each designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Partnership's fertilizer manufacturing facilities was 81% in 2001, 89% in 2000 and 97% in 1999. Terra's capacity utilization was reduced in 2001 as a result of plant shutdowns due to high natural gas prices.

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

     Terminal Facilities. The Partnership owns and operates three terminals used to store and distribute UAN to customers. The Partnership owns UAN terminals near Dublin, Indiana (Henry and Wayne Counties), Blair, Nebraska (Washington County), and Pekin, Illinois (Tazewell County). In addition, the Blair, Nebraska terminal stores and distributes Anhydrous Ammonia. Prior to November 30, 2000, the Partnership held leasehold interests in portions of the Blair and Pekin terminals under a lease with Conoco, Inc. The Partnership exercised its option to purchase these leasehold interests on November 30, 2000. A Partnership-owned facility in Shattuc, Illinois was closed on November 1, 2000 and is currently for sale.

Breakdown of Revenue by Product

         The approximate revenue contributions of the Partnership's principal products (based upon percentages of the Partnership's consolidated revenues) for each of the last three years are as follows:

                                               2001         2000         1999
                                               ----         ----         ----
                Ammonia                         20%          21%          25%
                UAN                             66%          66%          58%
                Urea                            14%          13%          17%
                                               ----         ----         ----
                                               100%         100%         100%

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

     Terra's natural gas procurement policy, which is also applicable to the Partnership's gas procurement, is to fix or cap the price of approximately 25% to 80% of its natural gas requirements for a rolling one-year period and up to 50% of its natural gas requirements for the subsequent two-year period, provided that such arrangements would not result in costs that would be greater than the expected selling prices for Terra's finished products. In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods prices to recover the increases in gas costs, Terra's Board of Directors amended the hedging policy and eliminated the minimum hedge requirement through the end of 2001. Early in 2002, the Board revised the hedging policy to permit hedging of 20% - 80% of our natural gas requirements for the upcoming year and up to 50% of the requirements for the following two-year period. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than the Partnership's.

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

Environmental and Other Regulatory Matters

     The Partnership's operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous laws for all or part of the costs of such investigation and remediation.

     Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the acquisition of these facilities by the Partnership.

     The Partnership may be required to install additional air and water quality control equipment, such as low NOX burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically applicable to competitors as well. The Partnership estimates that the cost of additional equipment to comply with these requirements in 2002 and beyond will be less than $5 million.

     The Partnership endeavors to comply in all material respects with applicable environmental, health and safety regulations and has incurred substantial costs in connection with such compliance. Because these regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Partnership does not expect its compliance with such regulations to have a material adverse effect on its results of operations, financial position or net cash flows.

Revenues and Assets

     Terra's revenues from external customers, measure of profit and loss and total assets for the years 1999-2001 are set forth in the Notes to the Consolidated Financial Statements. Terra's revenues and assets according to geography are also set forth in the Notes to the Consolidated Financial Statements.

Employees

     The Partnership does not have any employees, officers or directors.

     The General Partner is responsible for the management of the Partnership. As of December 31, 2001, the General Partner had 308 employees. None of the General Partner's employees that work in connection with the Partnership's business are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Limited Call Right

     Since less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the common units at December 31, 2001. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of its decisions to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Item 3.  Legal Proceedings

     There is no pending or threatened litigation to the knowledge of the Partnership that would have a material adverse effect on the business or financial condition of the Partnership.

Item 4.  Submission of Matters to a Vote of Unitholders

     No items were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2001.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     TNCLP's common units are listed on the New York Stock Exchange. The high and low sales prices of the common units for each quarterly period for 2001 and 2000, as reported on the New York Stock Exchange Composite Price History, were as follows:

                                                       2001                                2000
                                           ----------------------------        -------------------------------
                         Quarter                High            Low                  High            Low
                         1st                 $9.5000        $6.8750               $7.8125        $3.8750
                         2nd                  9.5500         6.7000                6.2500         3.6250
                         3rd                  8.8500         5.0000                6.2500         3.5000
                         4th                  6.4500         5.0000                8.8125         5.3125

     Based on information received from TNCLP's transfer and servicing agent, the number of registered unitholders as of February 28, 2002 is 374. TNC owned 11,172,414 common units as of December 31, 2001. Terra Capital, Inc. owned 2,716,600 common units as of December 31, 2001.

     The quarterly cash distributions paid to the holders of common units and the General Partner in 2001 and 2000 were as follows:

                                                     Amount Per                Amount
                                                       Common              Distributed to
                                                        Unit               General Partner
                                                  -----------------     ----------------------
                          2001
                          ----
                             First Quarter                $.22                    $82,000
                             Second Quarter               $.22                    $84,000
                             Third Quarter                   -                          0
                             Fourth Quarter                  -                          0

                         2000
                         ----
                             First Quarter                   -                          0
                             Second Quarter                  -                          0
                             Third Quarter                   -                          0
                             Fourth Quarter               $.22                    $83,000

     Under TNCLP's limited partnership agreement, cash distributions to unitholders are based on Available Cash for the quarter as defined therein. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. There are a number of factors which affect the amount of taxable income reported to unitholders including Partnership earnings, capital spending and cash distributions.

Item 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The following table sets forth the Partnership's historical financial and operating data for each of the five years ended December 31, 2001. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                               Selected Historical Financial and Operating Data
                                               -----------------------------------------------------------------------------
                                                                          Year Ended December 31,
                                               -----------------------------------------------------------------------------
                                                  2001             2000            1999             1998             1997
                                               ---------        ---------        ---------       ----------        ---------
                                               (Dollars in Thousands, except Income per Unit and Average Realized Prices)
Income Statement Data:
   Revenues                                    $ 304,872        $ 320,239        $ 257,166        $ 282,772        $ 375,837
   Other income                                      953              744              787            1,326            1,353
                                               ---------        ---------        ---------        ---------        ---------
     Total revenues                              305,825          320,983          257,953          284,098          377,190
   Cost of goods sold                            304,648          288,468          256,956          235,319          261,364
                                               ---------        ---------        ---------        ---------        ---------
     Gross profit                                  1,177           32,515              997           48,779          115,826
   Operating expenses                             10,074           11,493            7,797            9,179           12,147
                                               ---------        ---------        ---------        ---------        ---------
     Operating income                             (8,897)          21,022           (6,800)          39,600          103,679
   Interest expense                                 (924)          (1,436)          (1,947)          (2,288)          (2,201)
   Interest income                                     2              623              649            1,463            3,660
                                               ---------        ---------                         ---------        ---------
   Net income (loss)                           $  (9,819)       $  20,209        $  (8,098)       $  38,775        $ 105,138
                                               =========        =========        =========        =========        =========
   Net income (loss) per limited
     partner unit                              $   (0.52)       $    1.07        $   (0.43)       $    1.60        $    4.17
                                               =========        =========        =========        =========        =========

Partnership Distributions Paid:
   Senior preference units                     $       -        $       -        $       -        $       -        $     372
   Common units                                    8,140            4,071                -           53,469           96,023
   General partner                                   166               83                -           13,326           39,108
                                               ---------        ---------        ---------        ---------        ---------
     Total partnership distributions           $   8,306        $   4,154        $       -        $  66,795        $ 135,503
                                               =========        =========        =========        =========        =========

Distributions Paid Per Unit:
   Senior preference units                     $       -        $       -        $       -        $       -        $    1.21
                                               =========        =========        =========        =========        =========

   Common units                                $    0.44        $    0.22        $       -        $    2.89        $    5.20
                                               =============================================================================

Balance Sheet Data (at period end):
   Net property, plant and equipment           $ 136,335        $ 147,597        $ 157,275        $ 164,689        $ 169,533
   Total assets                                  210,417          224,034          242,424          236,077          253,828
   Long-term debt and capital lease
     obligations, including current
    maturities                                     8,200            9,250              847            8,965           10,036
   Partners' capital                             167,500          186,712          170,657          178,755          206,775
Operating Data:
   Production (000's tons):
     Ammonia-net of upgrades                         226              332              452              485              487
     UAN                                           1,982            2,184            2,114            2,270            2,299
     Urea                                            140              264              395              492              496
                                               ---------        ---------        ---------        ---------        ---------
        Total production                           2,348            2,780            2,961            3,247            3,282
   Sales Volume (000's tons):
     Ammonia                                         259              373              479              456              475
     UAN                                           1,942            2,409            2,191            2,151            2,249
     Urea                                            290              282              417              453              496
                                               ---------        ---------        ---------        ---------        ---------
        Total sales                                2,491            3,064            3,087            3,060            3,220

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to management's discussion and analysis of financial condition and results of operations contained in Exhibit 13 hereto is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to quantitative and qualitative disclosures about market risk contained in Exhibit 13 hereto (primarily under the subheading "Risk Management and Financial Instruments" discussion) is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Partnership together with the report thereon of Deloitte & Touche LLP, independent auditors, contained in
Exhibit 13 hereto are incorporated by reference.

                      QUARTERLY FINANCIAL DATA (Unaudited)

 Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

                                             First     Second        Third       Fourth
                                            Quarter    Quarter       Quarter     Quarter
                                          ------------------------------------------------
                        2001
---------------------------------------
Revenues                                  $  65,632   $ 101,750    $  55,751    $  82,692
Gross profit                                  3,757       1,870       (8,858)       4,408
Net income (loss)                             1,599        (922)     (11,398)         902
Net income per limited partnership unit        0.09       (0.05)       (0.61)        0.05

                        2000
---------------------------------------
Revenues                                  $  79,534   $  94,489    $  66,896    $  80,064
Gross profit                                  7,305      15,635        4,964        4,611
Net income                                    4,288      11,866        3,637          418
Net income per limited partnership unit        0.23        0.63         0.19         0.02

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants, nor has there been any matter of accounting principles or practices or financial disclosure, which in either case is required to be reported pursuant to this Item 9.

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

Directors:                      Age      Position with the General Partner (Position with Terra Industries Inc.)
Michael L. Bennett ...........   48      Director and President (President and Chief Executive Officer)
Burton M. Joyce ..............   60      Chairman of the Board
Dennis B. Longmire ...........   57      Director
Francis G. Meyer .............   50      Director and Vice President (Senior Vice President and Chief Financial Officer)
Theodore D. Sands ............   56      Director
Robert W. Todd ...............   74      Director

Principal Operating Executive Officers:
Michael L. Bennett ...........   48      Director and President (President and Chief Executive Officer)
Mark A. Kalafut ..............   48      Vice President, General Counsel and Corporate Secretary (Vice President, General Counsel
                                         and Corporate Secretary)
Francis G. Meyer .............   50      Director and Vice President (Senior Vice President and Chief Financial Officer)
W. Mark Rosenbury ............   54      Vice President (Senior Vice President and Chief Administrative Officer)
Steven A. Savage .............   57      Senior Vice President-Manufacturing

     In 2001, the Audit Committee of the Board of Directors of TNC was composed of Messrs. Longmire, Sands and Todd. Mr. Joyce succeeded Mr. Todd on the Audit Committee after Mr. Todd left the board on December 31, 2001. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership.

     Mr. Bennett has been President of TNC since June 1998 and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001, President of Terra Distribution Division from November 1995 to February 1997 and Senior Vice President of Terra from February 1995 to February 1997. He was Senior Vice President, Distribution of Terra International from October 1994 to February 1997. He was Vice President, Northern Division thereof from January 1992 to October 1994.

     Mr. Joyce has been Chairman of the Board of Directors of TNC since June 1998. He was President and Chief Executive Officer of Terra from May 1991 through April 2001.

     Mr. Kalafut has been Vice President and General Counsel of TNC since July 2001 and Corporate Secretary since December 1999. He has been Vice President, General Counsel and Corporate Secretary of Terra since July 2001. He was Vice President and Associate General Counsel from April 1992 to July 2001 and General Counsel of Terra International, Inc. from April 1989 to April 1992.

     Mr. Longmire has been a director since April 1997. He has been Chairman of the Board and Chief Executive Officer of McCauley Bros., Inc. since September 1999; Chairman of the Board and Chief Executive Officer of Darling International, Inc. from 1994 to 1999; and Group Vice President of Central Soya Feed from 1990 to 1993.

     Mr. Meyer has been Vice President of TNC since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. He was Vice President and Chief Financial Officer of Terra from November 1993 to November 1995.

     Mr. Rosenbury has been Vice President of TNC since March 2000 and was a director from November 1994 through April 1998. He has been a Senior Vice President and Chief Administrative Officer of Terra since August 1999; Vice President, European Operations of Terra and Managing Director of Terra Nitrogen U.K. from January 1998 to August 1999; and Vice President, Business Development and Strategic Planning of Terra from November 1995 to January 1998.

     Mr. Sands has been a director since July 2000. He has been the President of HAAS Capital, LLC since February 1999; and was Managing Director-Investment Banking and Coordinator-Global Metals/Mining Group of Merrill Lynch & Co. from 1978 to 1999.

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

Item 11.  Executive Compensation

     TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership). These executive officers are those in office as of December 31, 2001 and are collectively referred to below as the "named executive officers." Compensation information is provided for the years 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

============================================================================================================================
                                                                                                              All Other
                            Annual Compensation                                 Long-Term Compensation       Compensation/5/
----------------------------------------------------------------------------------------------------------------------------
                                                                     Other        Restricted     Securities
            Name and                                                 Annual          Stock       Underlying
       Principal Position            Year  Salary /1/ Bonus/ 2/  Compensation /3/  Award(s)/4/     Options
----------------------------------------------------------------------------------------------------------------------------
Michael L. Bennett                   2001  $368,269         --        $2,372      $408,800/6/           --       $8,160
President                            2000   310,577    $55,000         4,284       206,250/7/           --        8,458
                                     1999   322,346         --            --            --         160,000       13,715
----------------------------------------------------------------------------------------------------------------------------
Burton M. Joyce                      2001   162,347         --         5,505         7,300/6/           --      282,422
Chairman of the Board                2000   502,501     75,000        10,138       412,500/7/           --        8,143
                                     1999   612,020         --            --            --         415,000        8,145
----------------------------------------------------------------------------------------------------------------------------
Mark A. Kalafut                      2001   153,983         --         2,372        73,000/7/           --        7,391
Vice President, General Counsel      2000   137,395     13,000         4,284                                     13,103
and Corporate Secretary              1999   136,476         --            --                                     15,886
----------------------------------------------------------------------------------------------------------------------------
Francis G. Meyer                     2001   253,007         --         2,669       116,800/6/           --       10,669
Vice President                       2000   226,539     23,000         4,749       165,000/7/           --        8,446
                                     1999   235,124         --            --            --         100,000        9,558
----------------------------------------------------------------------------------------------------------------------------
W. Mark Rosenbury                    2001   221,946         --         2,372       116,800/6/           --       10,137
Vice President                       2000   208,827     24,000        20,798/8/    154,688/7/           --        9,571
                                     1999   211,296         --        34,575/9/         --          90,000        9,610
----------------------------------------------------------------------------------------------------------------------------
Steven A. Savage                     2001   209,846         --         3,454        87,600/6/           --        9,584
Sr. Vice President                   2000   193,173     18,000         5,600        82,500/7/           --       29,748
Manufacturing                        1999   197,904         --            --            --          50,000       37,707
============================================================================================================================

/1/  For all years includes amounts deferred at the election of the named
 - executive officer under Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan.

/2/  "Bonus" includes, for the applicable year of service, amounts awarded under
 - Terra's Incentive Award Program for Officers and Key Employees and includes portions thereof deferred at the election of the named executive officer under Terra's Supplemental Deferred Compensation Plan. Bonuses earned in one year are paid in the following year. Each year shown therefore indicates the salary earned and paid in that year and any bonus earned in that year and paid in the next year.

/3/  "Other Annual Compensation" includes tax reimbursements or "gross-ups" with
 - respect to certain perquisites provided to the named executive officers. While the named executive officers receive certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus, except for Mr. Rosenbury as described below.

/4/  This item shows the grant date value of restricted stock awards. The number
 - of such shares still subject to restriction and the value thereof (shown in parenthesis), at December 31, 2001 by each of the named executive officers is: Mr. Joyce: 202,500 ($708,750); Mr. Bennett: 240,000 ($840,000); Mr.
     Kalafut 25,000 ($87,500); Mr. Meyer: 120,000 ($420,000); Mr. Rosenbury:
     115,000 ($402,500 and Mr. Savage: 70,000 ($245,000). During the restricted period, a holder of restricted shares is entitled to all benefits incidental to ownership of Terra common stock, including voting such shares and receiving such dividends as from time to time may be declared by the Board of Directors.

/5/  "All Other Compensation" comprises amounts contributed, allocated or
 - accrued for the named executive officers under both Terra's Employees' Savings and Investment Plan and Supplemental Deferred Compensation Plan. The value accrued under Terra's Employees' Savings and Investment Plan and the value accrued under the Supplemental Deferred Compensation Plan (shown in parenthesis) in 2001 was: Mr. Bennett $8,160 and ($0); Mr. Joyce $7,422 and ($0); Mr. Kalafut $7,391 and ($0); Mr. Meyer $8,160 and ($2,509); Mr.
     Rosenbury $8,160 and ($1,977); Mr. Savage $8,160 and ($1424). In 2000, Mr.
     Bennett $8,458 and ($0); Mr. Joyce $8,143 and ($0); Mr. Kalafut $7,749 and ($5,354); Mr. Meyer $8,446 and ($0); Mr. Rosenbury $8,429 and ($1,142); Mr.
     Savage $10,431 and ($19,317). In 1999, Mr. Bennett $8,023 and ($5,692); Mr.
     Joyce $8,145 and ($0); Mr. Kalafut $7,697 and ($8,189); Mr. Meyer $8,008
     and ($1,550); Mr. Rosenbury $8,020 and ($1,590); Mr. Savage $10,000 and
     ($27,707).

     In addition, "All Other Compensation" includes consulting service payments to Mr. Joyce in 2001 totaling $275,000 under Mr. Joyce's April 26, 2001 Retirement and Consulting Agreement.

/6/  On August 2, 2001, Terra's Board of Directors approved, as recommended by
 - its Personnel Committee, the grant of the following restricted shares under Terra's 1997 Stock Incentive Plan: 140,000 to Mr. Bennett; 2,500 to Mr. Joyce; 25,000 to Mr. Kalafut; 40,000 to Mr. Meyer; 40,000 to Mr. Rosenbury; and 30,000 to Mr. Savage. The closing price per common share on the New York Stock Exchange ("NYSE") on the date of the award was $2.92. Except for Mr.

     Joyce, the restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e., August 3, 2004) or (ii) specified changes in control or ownership of Terra (as defined in the award). In regard to Mr. Joyce's stock grants, the restrictions lapse on the earlier of (i) the business day following the second anniversary of the date of the award (i.e., August 3, 2003) or (ii) specified changes in control or ownership of Terra (as defined in the award).

/7/  On February 16, 2000, Terra's Board of Directors approved, as recommended
--
     by its Personnel Committee, the grant of the following restricted shares under Terra's 1997 Stock Incentive Plan: 200,000 to Mr. Joyce; 100,000 to Mr. Bennett; 80,000 to Mr. Meyer; 75,000 to Mr. Rosenbury, and 40,000 to Mr. Savage. The closing price per common share on the New York Stock Exchange ("NYSE") on the date of the award was $2.0625. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of award (i.e., February 17, 2003) or (ii) specified changes in control or ownership of Terra (as defined in the award).

/8/  "Other Annual Compensation" for Mr. Rosenbury in 2000 consists of: (i) a
--
     tax gross-up for excess U.K. taxes over hypothetical U.S. federal and state taxes - $20,029; and (ii) taxable reimbursement of expatriate living expenses while on assignment in the U.K. - $769.

/9/  "Other Annual Compensation" for Mr. Rosenbury in 1999 consists of: (i) a
--
     tax gross-up for excess U.K. taxes over hypothetical U.S. federal and state taxes - $15,325; and (ii) taxable reimbursement of expatriate living expenses while on assignment in the U.K. - $19,250.


Option Exercises and Year-End Value Table

     The following table provides information concerning the exercise of stock options during 2001 and the number and value of unexercised options to purchase Terra common stock granted under Terra's stock incentive plans.

===================================================================================================================
                            Number of                       Number of Securities          Value of Unexercised
                          shares acquired    Value         Underlying Unexercised        in-the-Money Options at
         Name             on exercise in    Realized     Options at December 31, 2001      December 31, 2001 /1/
                               2001                    ------------------------------------------------------------
                                                        Exercisable    Unexercisable   Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------
Michael L. Bennett               -0-             -0-       $106,666          $53,334           -0-            -0-

Burton M. Joyce                  -0-             -0-        826,666          138,334           -0-            -0-

Mark A. Kalafut                  -0-             -0-         26,700            4,000       $28,000        $14,000

Francis G. Meyer                 -0-             -0-         33,333           66,667           -0-            -0-

W. Mark Rosenbury                -0-             -0-         60,000           30,000           -0-            -0-

Steven A. Savage                 -0-             -0-         33,333           16,667           -0-            -0-
===================================================================================================================

/1/  Based on the closing price on the New York Stock Exchange Composite Price
--
     History of Terra common stock on December 31, 2001 ($3.50).

                               PENSION PLAN TABLES

     The following table shows for Mr. Rosenbury and certain employees retiring in 2001 the estimated annual retirement benefit payable on a straight life annuity basis under the Employees' Retirement Plan (the "Retirement Plan") and Terra's Excess Benefit Plan (the "Excess Benefit Plan"), on a non-contributory basis, at various levels of accrued service and compensation.

--------------------------------------------------------------------------------

 Remuneration                    Years of Credited Service
                   5          10       15         20        25        30
--------------------------------------------------------------------------------
   $150,000     $12,009    $24,017   $36,026    $48,035   $60,043   $72,052
    250,000      20,759     41,517    62,276     83,035   103,793   124,552
    500,000      42,634     85,267   127,901    170,535   213,168   255,802
    750,000      64,509    129,017   193,526    258,035   322,543   387,052
  1,000,000      86,384    172,767   259,151    345,535   431,918   518,302
--------------------------------------------------------------------------------

     Average compensation (as defined under the Retirement Plan) as of December 31, 2001 for Mr. Rosenbury was $370,936. The estimated credited years of service under the retirement plan for Mr. Rosenbury was 14.

     Certain other Terra executive officers and employees, including Messrs. Bennett, Kalafut, Meyer and Savage, are entitled to the estimated annual retirement benefit (payable on a straight life annuity basis) under the Retirement Plan and Excess Benefit Plan as set forth in the following table:

--------------------------------------------------------------------------------

  Remuneration                  Years of Credited Service
                   5        10         15        20         25           30
--------------------------------------------------------------------------------
     $150,000   $10,509  $21,017     $31,526   $42,035     $52,543    $63,052
      250,000    18,259   36,517      54,776    73,035      91,293    109,552
      500,000    37,634   75,267     112,901   150,535     188,168    225,802
      750,000    57,009  114,017     171,026   228,035     285,043    342,052
    1,000,000    76,384  152,767     229,151   305,535     381,918    458,302
--------------------------------------------------------------------------------

     Average compensation (as defined under the Retirement Plan) as of December 31, 2001 for Mr. Bennett was $378,964; for Mr. Kalafut $163,394; for Mr. Meyer $311,029; and for Mr. Savage $235,061. The estimated credited years of service under the Retirement Plan for each such officer was as follows: Mr. Bennett - 28; Mr. Kalafut - 12; Mr. Meyer - 19; and Mr. Savage - 14.

     "Compensation" under the Retirement Plan includes the total salary and wages paid to a participant, including bonuses, overtime, commissions and elective contributions made by Terra on behalf of the participant pursuant to Internal Revenue Code (the "Code") sections 401(k) or 125. Covered earnings are limited by Section 401(a)(17) of the Code to $170,000 in 2001. The above benefits are subject to the limitations of Section 415 of the Code, which provides for a maximum annual payment of approximately $140,000 in 2001. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the Retirement Plan but for such limitations. "Compensation" under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan.

Employee Contracts, Termination of Employment and Change in Control Arrangements

     Terra's chief executive officer and each of the other named executive officers are party with Terra to an executive retention agreement. Each such agreement provides the executive with certain benefits if his employment is terminated under specified conditions. To receive benefits, the executive must be terminated within two years of a change of control

(as defined in the agreement) of Terra. In addition, such termination must be made either by Terra or a successor entity without cause, or by the executive for good reason.

     Benefits under the executive retention agreements include (a) continuation of base salary and bonus for two years; (b) continuation of medical and dental benefits for two years; (c) payment of accrued but unpaid compensation; (d) automatic vesting in Terra's Excess Benefit Plan with an addition of two years to the credited service level and the age of the participant for purposes of computing the accrued benefits under the Excess Benefit Plan; and (e) certain outplacement services. Such benefits are in lieu of any other severance benefits that may otherwise be payable. Compensation earned from other employment shall not reduce the amounts otherwise payable by Terra. Terra also agreed to reimburse each such officer on an after-tax basis for any excise tax incurred as a result of the "excess parachute payment" provisions of the Internal Revenue Code.

     Mr. Joyce retired effective April 26, 2001 and resigned as Terra's President and Chief Executive Officer on that date. In connection with Mr. Joyce's retirement, Terra entered into a retirement and consulting agreement providing Mr. Joyce certain benefits. Under this agreement, Mr. Joyce agreed to provide consulting services to the company for the five-year period commencing April 26, 2001 at a rate of $550,000 annually. Either party may terminate the consulting period effective May 1, 2004 and in the event of such termination, the company shall pay Mr. Joyce $1,100,000 in a lump sum on June 1, 2004. The company also agreed to reimburse Mr. Joyce up to $65,000 for the cost of secretarial services and office space through May 1, 2004. In addition to providing consulting services as described above, Mr. Joyce forgoes all rights to all benefits under the Executive Retention Agreement dated December 31, 1998 and provided the company a general release of all claims.

Board of Directors Compensation

     Independent directors of TNC receive an annual retainer fee of $20,000 for their directorship, plus a fee of $1,000 for each TNC Board meeting attended and each Audit Committee meeting attended. No other director of TNC receives any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

     TNC does not have a compensation committee. The Personnel Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNC executive officers who are also key employees of Terra. The Personnel Committee of TNC is composed of the directors named as signatories to the "Report on Executive Compensation" below. No director has any direct or indirect material interest in or relationship with TNC other than stockholdings as discussed above and as related to his or her position as a director, except as described under the caption "Certain Relationships and Related Transactions." During 2001, no officer or other employee of TNC served on the board of directors of any other entity, where any officer or director of such entity also served on TNC's Board. None of the members of such Personnel Committee are employees of Terra or its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     TNC owns the entire general partner interest in both TNCLP and the Operating Partnership. TNC's principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNC, and is an indirect, wholly-owned subsidiary of Terra. The stock of TNC is pledged as security under the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2001, 2,716,600 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

     The capital stock of Terra is owned 49.1% by Taurus International S.A ("Taurus") as of December 31, 2001. Taurus is a company incorporated under the laws of Luxembourg as a societe anonyme and is wholly-owned by Anglo American plc ("Anglo American"), a company incorporated under the laws of England and Wales as a public limited company. Anglo American, with its subsidiaries, joint ventures and associates, is a global leader in the mining and natural resource sectors. It has significant and focused interests in gold, platinum, diamonds, coal, base and ferrous metals, industrial minerals and forest products.

     The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2001 by (a) each person known to TNC to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons); (b) each director of TNC;
(c) each of the named executive officers of TNC; and (d) by all directors and executive officers of TNC as a group.

                                                                               Number of Terra
                                                Number of      Percent of       Common Shares       Percent of
                        Name                      Units          Class       Beneficially Owned1/      Class
                        ----                      -----          -----       -------------------       -----
         Terra Nitrogen Corporation/2/          11,172,414       60.4%                  --              --
             600 Fourth Street
             Sioux City, Iowa  51101
         Terra Capital, Inc.                     2,716,600       14.7%                  --              --
             600 Fourth Street
             Sioux City, Iowa  51101
         Michael L. Bennett                             --          --           439,438/3/             *
                                                                                        -
         Burton M. Joyce                                --          --         1,211,338/3/            1.6%
                                                                                        -
         Mark A. Kalafut                                --          --            88,973/3/             *
                                                                                        --
         Dennis B. Longmire                             --          --                  --              --
         Francis G. Meyer                               --          --           314,729/3/             *
                                                                                        -
         W. Mark Rosenbury                           2,500           *                                  *
                                                                                342,537/3/

         Theodore D. Sands                          13,500           *                                  *
                                                                                       --
         Steven A. Savage                            4,000           *           125,457/3/             *
                                                                                        -
         Robert W. Todd                                 --          --                  --              --
         All directors and executive                20,000           *         2,591,856/3/            3.4%
                                                                                        -
         officers as a group (10 persons)

* Represents less than 1% of class.


/1/  Each person has sole voting and investment power of all the securities
 - indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra's Employees' Savings and Investment Plan, in each case as of December 31, 2001.

/2/  Terra Nitrogen Corporation also owns the entire general partner interests
 - in the Partnership. Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

/3/  The shares of Terra common stock shown include  shares  subject to
 - employee stock options that can be exercised on or before April 30, 2002. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (106,666); Mr. Joyce (826,666); Mr. Kalafut (18,700); Mr. Meyer (66,666); Mr. Rosenbury (60,000); and Mr. Savage (33,333); and one unnamed executive officer (30,834); and all directors and executive officers as a group (1,142,865).

Item 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions contained in Footnote 4 to Exhibit 13 hereto is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Financial Statement Schedules

     1. Consolidated Financial Statements of Terra Nitrogen Company, L.P. (incorporated herein by reference to Exhibit 13 hereof.)

               Consolidated Balance Sheets at December 31, 2001 and 2000.

               Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

               Notes to the Consolidated Financial Statements.

               Independent Auditors' Report

(b)      Executive Compensation Plans and Other Arrangements

         Exhibits 10.14 through 10.26 and 10.29 through 10.36 are incorporated herein by reference.

(c)      Reports on Form 8-K

         None.

(d)  Exhibit

         3.1      Agreement of Limited  Partnership  of TNCLP,  filed as Exhibit
                  3.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

         3.2      Certificate of Limited Partnership of TNCLP, filed as Exhibit
                  3.2 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

         4.1 Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

         4.2 Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

         4.3 Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as
                  Exhibit 4.4 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

         4.4 Certificate of Limited Partnership of the Operating Partnership, filed as Exhibit 4.5 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

         4.5 * Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc.

         4.6 Amended and Restated Credit Agreement dated as of October 10, 2001 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc., filed as Exhibit 4.2 to Terra Industries' Form 8-K dated October 10, 2001, is incorporated herein by reference.

       10.1 Agreement of Limited Partnership of the Operating Partnership, filed as Exhibit 10.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

       10.2** Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

       10.3** Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

       10.4 Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as
                  Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

       10.5** Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

       10.6 Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

       10.7 Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as
                  Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

       10.8 Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit
                  10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

       10.9 Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

       10.10 Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

       10.11 Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

       10.12 General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

       10.13 General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

       10.14      1992 Stock Incentive Plan of Terra Industries filed as
                  Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

       10.15 Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

       10.16 Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

       10.17 Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as
                  Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

       10.18 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993 (file no. 1-8520), is incorporated herein by reference.

       10.19 Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995 (file no. 1-8520), is incorporated herein by reference.

       10.20 Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.8.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

       10.21 Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

       10.22 Amendment to the Terra Industries Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

       10.23 Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.11 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

       10.24 Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as
                  Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

       10.25 Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as
                  Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

       10.26      1997 Stock Incentive Plan of Terra Industries, filed as
                  Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

       10.27 Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

       10.28 Demand Promissory Note dated August 26, 1998 from Terra Nitrogen L.P., as Payor, to Terra Capital Inc. filed as
                  Exhibit 10.69 to TNCLP's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

       10.29 Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

       10.30 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as
                  Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

       10.31 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

       10.32 Retirement and Consulting Agreement for Burton M. Joyce dated April 26, 2001 filed as Exhibit 10.1.16 of Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

       10.33 Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

       10.34 2002 Incentive Award Program for Officers and Key Employees of Terra Industries filed as Exhibit 10.1.18 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

       10.35 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as
                  Exhibit 10.1.22 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

       10.36 Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

       13* Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Nitrogen for the fiscal year ended December 31, 2001.

       99.1       Conversion Statement dated December 31, 1996, filed as Exhibit
                  99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

                * Filed herewith.
               ** Confidential treatment has been granted for portions of the exhibit.

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

                                      Terra Nitrogen Company, L.P.

                                      By:   Terra Nitrogen Corporation,
                                            as General Partner


                                      By:   /s/ Francis G. Meyer
                                            -----------------------------------
                                            Francis G. Meyer
                                            Vice President
                                            (Principal Financial Officer)

Dated:  March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 19, 2002 and in the capacities indicated.

         Signature                                     Title

/s/ Burton M. Joyce                  Chairman of the Board
-------------------------------      of Terra Nitrogen Corporation
(Burton M. Joyce)



/s/ Michael L. Bennett               Director and President
-------------------------------      of Terra Nitrogen Corporation
(Michael L. Bennett)



/s/ Dennis B. Longmire               Director of Terra Nitrogen Corporation
-------------------------------
(Dennis B. Longmire)


/s/ Francis G. Meyer                 Director and Vice President of Terra
-------------------------------      Nitrogen Corporation
(Francis G. Meyer)


/s/ Theodore D. Sands                Director of Terra Nitrogen Corporation
-------------------------------
(Theodore D. Sands)


/s/ Robert W. Todd                   Director of Terra Nitrogen Corporation
-------------------------------
(Robert W.Todd)