Form 10-Q
period 2002-03-31
TERRA NITROGEN CO L P /DE
filed 2002-05-13
CIK 879575

================================================================================

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarter ended March 31, 2002

                                       OR

 [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________


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

         At the close of business on April 30, 2002, there were 18,501,576 Common Units outstanding.

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
                                 (in thousands)
                                   (unaudited)

                                                               March 31,            December 31,          March 31,
                                                                 2002                  2001                  2001
                                                             --------------        -------------       -------------
ASSETS
     Current assets:
         Cash and cash equivalents                           $           10        $           10      $           10
         Accounts receivable                                         22,774                32,311              27,901
         Inventory - finished products                               33,491                18,292              49,525
         Inventory - materials and supplies                           9,902                10,128               9,737
         Prepaid expenses and other current assets                   11,030                 3,939               3,038
---------------------------------------------------------------------------------------------------------------------
     Total current assets                                            77,207                64,680              90,211

     Net property, plant and equipment                              133,631               136,335             145,549
     Other assets                                                     5,408                 9,402               9,115
---------------------------------------------------------------------------------------------------------------------
Total assets                                                 $      216,246        $      210,417      $      244,875
=====================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
     Current liabilities:
         Short-term note payable to affiliates               $        2,762        $       14,293      $        1,387
         Accounts payable and accrued liabilities                    12,429                12,720              24,707
         Customer prepayments                                        12,292                 2,388              20,060
         Current portion of long-term debt and
            capital lease obligations                                   ---                   ---               1,000
---------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                       27,483                29,401              47,154

     Long-term debt                                                   8,200                 8,200               7,481
     Long-term payable to affiliates                                  5,316                 5,316               5,316
     Partners' capital                                              175,247               167,500             184,924
---------------------------------------------------------------------------------------------------------------------
Total liabilities and partners' capital                      $      216,246        $      210,417      $      244,875
=====================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   2002           2001
                                                                              --------------  -------------
Revenues                                                                      $       57,109  $      65,541
Other income                                                                             291             90
-----------------------------------------------------------------------------------------------------------
Total revenues                                                                        57,400         65,631
Cost of goods sold                                                                    53,066         61,875
-----------------------------------------------------------------------------------------------------------

Gross profit                                                                           4,334          3,756
Operating expenses                                                                     1,995          2,098
-----------------------------------------------------------------------------------------------------------

Operating income                                                                       2,339          1,658

Interest expense                                                                        (103)          (222)
Interest income                                                                          ---            162
-----------------------------------------------------------------------------------------------------------

Net income                                                                    $        2,236  $       1,598
===========================================================================================================

Net income allocable to
   limited partners' interest                                                 $        2,191  $       1,566
===========================================================================================================

Net income per limited
   partnership unit                                                           $          .12  $         .08
===========================================================================================================

See Accompanying notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                         2002            2001
                                                                      ----------      ----------
Operating activities:

  Net income from operations                                          $    2,236      $    1,598
  Adjustments to reconcile net income to net cash
  flows from operating activities:
     Depreciation and amortization                                         3,268           3,180
     Changes in operating assets and liabilities:
        Receivables                                                        9,537          (3,162)
        Inventories                                                      (14,973)        (39,881)
        Prepaid expenses                                                   1,928              78
        Accounts payable, accrued liabilities and
         customer prepayments                                              9,613          22,011
     Other                                                                   486           2,144
------------------------------------------------------------------------------------------------

Net cash flows from operating activities                                  12,095         (14,032)

Net cash flows from investing activities:

     Capital expenditures                                                   (564)         (1,131)

Financing activities:

  Net changes in short-term borrowings                                   (11,531)          1,387
  Issuance (repayment) of long-term debt
   and capital lease obligations                                             ---            (769)
  Partnership distributions paid                                             ---          (4,152)
  Other                                                                      ---             766
------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                 (11,531)         (2,768)
------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                    ---         (17,931)
Cash and cash equivalents at beginning of period                              10          17,941
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $       10      $       10
================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL

                                                                                   Accumulated
                                                       Limited        General            Other          Total
                                                     Partners'        Partner    Comprehensive      Partners'
(in thousands, except for Units)                     Interests      Interests           Income        Capital
-------------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2002                 $ 178,808     $  (10,221)      $   (1,087)     $ 167,500
Net Income                                               2,191             45              ---          2,236
Change in fair value of derivatives                        ---            ---            5,510          5,510
                                                                                                    ---------
Comprehensive income                                       ---            ---              ---          7,746
-------------------------------------------------------------------------------------------------------------

Partners' capital at March 31, 2002                  $ 180,999     $  (10,176)      $    4,423      $ 175,246
=============================================================================================================


Limited partner units issued and
  outstanding at March 31, 2002                                            18,501,576
                                                                           ==========


                                                                                   Accumulated
                                                       Limited         General           Other          Total
                                                      Partners       Partners'   Comprehensive      Partners'
(in thousands, except for Units)                     Interests        Interest          Income        Capital
-------------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2001                 $ 196,571     $   (9,859)      $      ---      $ 186,712
Net Income                                               1,566             32              ---          1,598
Cumulative effect of change in
  accounting principle for
  derivative financial instruments                         ---            ---           14,200         14,200
Change in fair value of derivatives                        ---            ---          (13,434)       (13,434)
                                                                                                    ---------
Comprehensive income                                                                                    2,364
Distributions                                           (4,070)           (82)             ---          4,152)
-------------------------------------------------------------------------------------------------------------

Partners' capital at March 31, 2001                  $ 194,067     $   (9,909)      $      766      $ 184,924
=============================================================================================================


Limited partner units issued and
  outstanding at March 31, 2001                                            18,501,576
                                                                           ==========

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.

             Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. ("TNCLP") Annual Report on Form 10-K for the year ended December 31, 2001. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the "Operating Partnership"), are referred to herein, collectively, as the "Partnership".

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

     Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the three months ended March 31, 2002 and 2001, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No distributions were made in 2002. The Partnership distributed $4.2 million ($0.22 per common unit) in February, 2001.

3.   Financing Arrangements

     The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At March 31, 2002 and 2001, no amounts were deposited with Terra Capital, Inc. The amount of the demand notes was $2.8 and $1.4 million at March 31, 2002 and March 31, 2001, respectively, and bore interest at the rate paid by Terra Capital on its short-term borrowings.

4.   Natural gas costs

     Natural gas is the principal raw material used in the Partnership's production of nitrogen products. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. The Partnership's normal policy is to hedge 20-80% of its natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2002 and part of 2003, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at March 31, 2002 to cover 17% of natural gas requirements for the succeeding twelve months.

     Unrealized gains from forward pricing positions totaled $2.5 million as of March 31, 2002. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $1.9 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

     On March 31, 2002, the fair value of the derivatives resulted in a $1.9 million increase to current assets, which reflected the effective portion of the derivatives designated as cash flow hedges.

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

6. In July 2001, the FASB issued SFAS No. 143, "Accounting for the Asset Retirement Obligations". This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for our fiscal year 2003.The adoption of these standards is not expected to have a material effect on the Partnerships' financial position or results of operations.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

                              RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting purposes. The preparation of these financial statements requires us to make estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Impairments of long-lived assets - We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

Revenue recognition - Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling.

Inventory valuation - Inventories are stated at the lower of cost or estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen and methanol industries are characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent curtailment of production, while rapid declines in price could result in a lower of cost or market adjustment.

                 Three months ended March 31, 2002 compared with
                        three months ended March 31, 2001

Volumes and prices for the three-month periods ended March 31, 2002 and 2001 follow:

                                  2002                           2001
                           Volumes    Unit Price          Volumes    Unit Price
                         (000 tons)     ($/ton)         (000 tons)     ($/ton)
                        ------------ ------------      ------------ ------------
Ammonia                        75         $135               19          $314
UAN                           420           63              354           132
Urea                          120          104               36           207

Revenues for the quarter ended March 31, 2002 decreased $8.4 million, or 13%, compared with the same quarter in 2001. Lower sales prices reduced 2002 revenues by approximately $54.8 million as the result of an over supply of nitrogen products in the Partnership's markets. During the 2001 first quarter, high natural gas prices forced industry wide production curtailments causing unusually high prices.

First quarter gross profits increased $0.6 million from 2001. Lower sales prices reduced gross profits by $54.8 million. These decreases were more than offset, however, by a $55.7 million reduction to natural gas costs, which declined from $6.51/MMBtu in 2001 to $2.62/MMBtu in 2002.

Operating expenses were $0.1 million lower in 2002 than in 2001 primarily as the result of reduced General Partner charges for computer expenses and employee compensation. Net interest expense of $103,000 was $43,000 more than the 2001 first quarter.

Capital resources and liquidity

Net cash generated from operating activities for the first quarter of 2002 was $12.1 million composed of $5.5 million of cash provided from operating activities and $6.6 million of decreases to working capital balances. The decrease in working capital consisted of a seasonal increase in inventory offset by decreased accounts receivable. Working capital changes also include $9.9 million of customer prepayments received since the beginning of the quarter. The Partnership expects that substantially all the customer prepayment balances will be utilized during the 2002 second quarter.

Capital expenditures of $0.6 million during the first quarter of 2002 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2002 capital expenditures to approximate $6.0 million to fund replacement and stay-in-business additions to plant and equipment.

On October 10, 2001, the Partnership, along with Terra Industries Inc. ("Terra"), Terra Capital, Inc. and other affiliates, amended its asset-based financing agreement. The amended financing agreement provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 60% of eligible inventory. At March 31, 2002, the Partnership had unused borrowing availability of approximately $32 million after deducting notes payable to affiliates of $2.8 million. The amended financing agreement, which expires June 2005, bears interest at floating rates and is secured by substantially all of the Partnerships' working capital. The agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra is required to maintain minimum levels of earning before interest, income taxes, depreciation, amortization ("EBITDA") and other non-cash items (as defined in the financing agreement) for the preceding 12 months (LTM) computed on a quarterly basis. The minimum LTM requirement under the facility is $60 million at June 30, 2002, $75 million at September 30, 2002 and $90 million at December 31, 2002 and each quarter thereafter. During 2001, Terra realized $66 million of earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the financing agreement): consequently, 2002 amounts will have to be $24 million higher than in 2001 to meet the minimum covenants under the facility. Based on these requirements, Terra computes EBITDA for the nine-month period July 2001-March 2002 at $38 million. Therefore, EBITDA requirement for the second quarter 2002 is $22 million. Failure to meet these covenants would require Terra to incur additional costs to amend the bank facilities or could result in termination of the facilities. If necessary, the Partnership believes that it could replace its existing credit lines on terms and conditions not materially different than its current arrangement through Terra.

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

Limited Call Right

At December 31, 2001, the General Partner and its affiliates owned 75.1% of the Partnership's outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days' notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner of any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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

                                                TERRA NITROGEN COMPANY, L.P.

                                           By:  TERRA NITROGEN CORPORATION
                                                as General Partner

                                           By:  /s/ Francis G. Meyer
                                                --------------------------------
                                                Francis G. Meyer
                                                Vice President
                                                (Principal Accounting Officer)


Date:    May 10, 2002