Form 10-Q
period 2002-06-30
TERRA NITROGEN CO L P /DE
filed 2002-08-09
CIK 879575

================================================================================

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ________________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

         Commission file number 1-10877

                          TERRA NITROGEN COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                   Delaware                             73-1389684
       State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                 Terra Centre
       PO Box 6000, 600 Fourth Street
               Sioux City, Iowa                         51102-6000
  (Address of principal executive office)               (Zip Code)


                         Registrant's telephone number:
                                 (712) 277-1340

         At the close of business on July 31, 2002, there were 18,501,576 Common Units outstanding.

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
                                 (in thousands)
                                   (unaudited)

                                                               June 30,             December 31,          June 30,
                                                                 2002                  2001                  2001
                                                             --------------        -------------       -------------
ASSETS
     Current assets:
         Cash and cash equivalents                             $     11,125          $         10        $         10
         Accounts receivable                                         28,781                32,311              26,166
         Inventory - finished products                               12,137                18,292              39,119
         Inventory - materials and supplies                           9,754                10,128               9,569
         Prepaid expenses and other current assets                    2,744                 3,939               2,364
---------------------------------------------------------------------------------------------------------------------
     Total current assets                                            64,541                64,680              77,228
---------------------------------------------------------------------------------------------------------------------

     Net property, plant and equipment                              130,849               136,335             142,202
     Other assets                                                     7,593                 9,402               7,857
---------------------------------------------------------------------------------------------------------------------
Total assets                                                   $    202,983          $    210,417        $    227,287
=====================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
     Current liabilities:
         Short-term note payable to affiliates                 $        ---          $     14,293        $     19,800
         Accounts payable and accrued liabilities                    14,131                12,720              18,968
         Customer prepayments                                           741                 2,388                 ---
         Current portion of long-term debt and
            capital lease obligations                                    53                   ---               1,000
---------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                       14,925                29,401              39,768
---------------------------------------------------------------------------------------------------------------------

     Long-term debt                                                   8,362                 8,200               7,231
     Long-term payable to affiliates                                  5,316                 5,316               5,316
     Partners' capital                                              174,380               167,500             174,972
---------------------------------------------------------------------------------------------------------------------
Total liabilities and partners' capital                        $    202,983          $    210,417        $    227,287
=====================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                            2002           2001                2002           2001
                                                       --------------  -------------      --------------  -------------
Revenues                                             $     104,529     $     101,558      $     161,638     $   167,099
Other income                                                   364               193                655             283
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                             104,893           101,751            162,293         167,382
Cost of goods sold                                          99,198            99,880            152,264         161,755
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                 5,695             1,871             10,029           5,627
Operating expenses                                           2,649             2,643              4,644           4,741
-----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                      3,046              (772)             5,385             886

Interest expense                                               (22)             (190)              (125)           (412)
Interest income                                                  1                41                  1             203
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                    $       3,025     $        (921)     $       5,261     $       677
=======================================================================================================================
Net income (loss) allocable to
   limited partners' interest                        $       2,965     $        (904)     $       5,156     $       662
=======================================================================================================================

Net income (loss) per limited
   partnership unit                                  $        0.16     $       (0.05)     $        0.28     $      0.04
=======================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                           2002                  2001
                                                                                      -------------         -------------
Operating activities:

Net income from operations                                                            $     5,261           $       677
Adjustments to reconcile net income to net cash
 flows from operating activities:
     Depreciation and amortization                                                          6,547                 6,372
     Changes in operating assets and liabilities:
     Receivables                                                                            3,530                (1,427)
     Inventories                                                                            6,528               (29,307)
     Prepaid expenses                                                                       2,814                (1,952)
     Accounts payable, accrued liabilities and
     customer prepayments                                                                    (235)               (5,194)
     Change in other assets                                                                 1,811                 3,401
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                                   26,256               (27,430)

Net cash flows from investing activities:

     Capital expenditures                                                                  (1,062)                 (976)

Financing activities:

     Net changes in short-term borrowings                                                 (14,293)               19,800
     Issuance (repayment) of long-term debt
      and capital lease obligations                                                           214                (1,019)
     Partnership distributions paid                                                           ---                (8,306)
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                                  (14,079)               10,475
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       11,115               (17,931)
Cash and cash equivalents at beginning of period                                               10                17,941
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $    11,125           $        10
=========================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL


                                                            Limited        General      Accumulated        Total
                                                            Partners'      Partner      Other              Partners'
                                                            Interests      Interests    Comprehensive      Capital
(in thousands, except for Units)                                                        Income
--------------------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2002                          $178,808     $ (10,221)   $    (1,087)      $  167,500
Net Income                                                       5,156           105            ---            5,261
Change in fair value of derivatives                                ---           ---          1,619            1,619
                                                                                                          ----------
Comprehensive income                                               ---           ---            ---            6,880
--------------------------------------------------------------------------------------------------------------------

Partners' capital at June 30, 2002                            $183,964     $ (10,116)   $       532      $   174,380
====================================================================================================================

Limited partner units issued and
   Outstanding at June 30, 2002                                           18,501,576
                                                                          ==========


                                                             Limited        General      Accumulated        Total
                                                             Partners'      Partners'    Other              Partners'
                                                             Interests      Interest     Comprehensive      Capital
(in thousands, except for Units)                                                         Income
--------------------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2001                       $   196,571     $  (9,859)   $       ---      $   186,712
Net Income                                                         663            14            ---              677
Cumulative effect of change in
  accounting principle for
  derivative financial instruments                                 ---           ---         14,200           14,200
Change in fair value of derivatives                                ---           ---        (18,311)         (18,311)
                                                                                                         ------------
Comprehensive income                                               ---           ---            ---           (3,434)
Distributions                                                   (8,140)         (166)           ---           (8,306)
---------------------------------------------------------------------------------------------------------------------

Partners' capital at June 30, 2001                         $   189,094     $ (10,011)   $    (4,111)     $   174,972
====================================================================================================================

Limited partner units issued and
   Outstanding at June 30, 2001                                            18,501,576
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

      Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month in which the hedged transactions closed. Swaps, options and other derivative instruments that do not qualify for hedge accounting treatment are marked to market each accounting period. Costs associated with settlement of natural gas purchase contracts and costs for shipping and handling are included in cost of sales.

      Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the six months ended June 30, 2002 and 2001, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.    Distributions to Unitholders

      The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its Available Cash. No distributions were made during the first half of 2002. On July 22, 2002 the Partnership declared a $3.8 million cash distribution ($0.20 per common unit) payable August 26, 2002 to record holders as of August 5, 2002. The Partnership paid cash distributions totaling $8.3 million ($0.44 per common unit) in the first half of 2001.

3.    Financing Arrangements

      The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At June 30, 2002, $11.1 million was deposited with Terra Capital, Inc. The amount of the demand note was $19.8 million at June 30, 2001 and bore interest at the rate paid by Terra Capital on its short-term borrowings.

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

      The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2002 and part of 2003, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at June 30, 2002 to cover 12% of natural gas requirements for the succeeding twelve months. The Partnership also uses basis swaps to manage some of the basis risk.

      Unrealized gains from forward pricing positions totaled $0.2 million as of June 30, 2002. In addition, the Partnership had contracts which would reduce, assuming no decrease in forward natural gas prices at June 30, 2002, the purchase price of about 7 percent of its next 12 months' natural gas needs by $1.4 million. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $0.3 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

      On June 30, 2002, the fair value of the derivatives resulted in a $0.2 million increase to current assets and a $0.3 million reduction to current liabilities. The increase to current assets was to recognize he value of open natural gas contracts; the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

5.    Idled facilities

      On November 30, 2000, the Partnership reported that it would not restart its Blytheville, Arkansas ammonia and urea production facility as the result of high natural gas costs. On January 2, 2001 the Partnership idled one of two sets of ammonia and upgrading plants at its Verdigris, Oklahoma facility as the result of high natural gas costs. The Verdigris plant resumed production on January 23, 2001 and the Blytheville plant resumed production in March 2001. The Blytheville plant was also idled from June 2001 until October 2001 due to its inability to generate cash flow under existing price and cost conditions.

6. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for our fiscal year 2003. The adoption of this standard is not expected to have a material effect on the Partnerships' financial position or results of operations.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

                              RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting purposes. The preparation of these financial statements requires us to make estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below.

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

                 Three months ended June 30, 2002 compared with
                        three months ended June 30, 2001

Volumes and prices for the three-month periods ended June 30, 2002 and 2001 follow:

                                2002                           2001
                        Volumes     Unit Price       Volumes         Unit Price
                       (000 tons)    ($/ton)        (000 tons)         ($/ton)
                      ------------ ------------    ------------     ------------
Ammonia                   129        $  159             91             $  276
UAN                       825            71            458                117
Urea                      122           114            107                144

Revenues for the quarter ended June 30, 2002 increased $2.9 million, or 3%, compared with the same quarter in 2001 as the result of higher volumes for all Partnership products, partly offset by lower sales prices. Selling prices reduced revenues by $57 million reflecting increased supplies of nitrogen products as compared to 2001 when high natural gas costs resulted in industry wide production curtailments from the middle of 2000. Second quarter 2001 sales volumes were depressed due to lower production rates, reduced demand in response to high prices and increased competition from imports.

Second quarter gross profits increased $3.8 million from 2001. Higher 2002 sales volumes contributed $4 million to gross profits. The effect of lower 2002 sales prices was offset by lower natural gas costs, which declined from $5.25 MMBtu in 2001 to $3.11/MMBtu in 2002 (net of forward pricing gains or losses.) As a result of forward price contracts, second quarter 2002 natural gas costs for the Partnership were $4.1 million lower than spot prices.

Operating expenses were essentially unchanged in 2002 from 2001. Net interest expense was $128,000 lower than the 2001 second quarter due to lower borrowing levels.

                  Six months ended June 30, 2002 compared with
                         six months ended June 30, 2001

Volumes and prices for the six-month periods ended June 30, 2002 and 2001 follow:

                                2002                           2001
                        Volumes     Unit Price       Volumes         Unit Price
                       (000 tons)    ($/ton)        (000 tons)         ($/ton)
                      ------------ ------------    ------------     ------------
Ammonia                    204        $  150            109            $  282
UAN                      1,245            68            812               123
Urea                       242           109            143               160

Revenues for the six months ended June 30, 2002 declined $5.5 million, or 3%, compared with the same period in 2001. Sales prices were lower as the result of increased supplies of nitrogen fertilizer in contrast to 2001 when high natural gas costs resulted in industry-wide production curtailments. A substantial portion of the revenue shortfall from lower sales prices was offset by higher 2002 volumes as compared to last year's first half. Sales volumes in 2001 were depressed due to lower production rates, reduced demand in response to high prices and increased competition from imports.

Gross profits during the 2002 first six months increased $4.4 million from 2001. The increase in gross profits was primarily related to lower natural gas costs and higher sales volumes, offset in part by reduced sales prices. Natural gas costs decreased almost $84 million over the 2001 first half as unit costs, net of forward pricing gains and losses decreased to $2.86/MMBtu during the 2002 first half compared to $5.81/MMBtu during the same 2001 period. Natural gas costs in the 2002 first half were $1.4 million lower than spot prices as the result of forward price contracts.

Operating expenses were essentially unchanged in 2002 from 2001. Net interest expense of $124,000 was $85,000 less than the 2001 first half due to lower borrowing levels.

Capital resources and liquidity

Net cash generated from operating activities for the first half of 2002 was $26.3 million composed of $11.8 million of cash provided from operating activities and $14.5 million of decreases to working capital balances. The decrease in working capital consisted of a seasonal decrease in inventory, accounts receivable and prepaid expenses.

Capital expenditures of $1.1 million during the first half of 2002 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2002 capital expenditures to approximate $6.0 million to fund replacement and stay-in-business additions to plant and equipment.

On July 22, 2002, the Partnership declared a $3.8 million distribution ($0.20 per common unit) payable August 26 to record holders as of August 5, 2002.

The Partnership, along with Terra Industries Inc. ("Terra"), Terra Capital, Inc. and other affiliates, has an asset-based financing agreement that expires in June 2005. The financing agreement provides for the

Partnership to borrow amounts generally up to 85% of eligible receivables plus 60% of eligible inventory. At June 30, 2002, the Partnership had unused borrowing availability of approximately $29 million. The financing agreement, which expires June 2005, bears interest at floating rates and is secured by substantially all of the Partnerships' working capital. The agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In June, 2002 the credit facility was amended to remove the required minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash items ("EBITDA") as long as borrowing availability is $60 million or more. If Terra's borrowing availability falls below $60 million after December 31, 2002, Terra will be required to have achieved minimum EBITDA of $60 million during the most recent four quarters. Prior to December 31, 2002, a reduced EBITDA requirement is in effect, which is $45 million for the four quarters ending June 30, 2002 and $50 million for the four quarters ending September 30, 2002. If necessary, the Partnership believes that it could replace its existing credit lines on terms and conditions not materially different than its current arrangement through Terra.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                                  TERRA NITROGEN COMPANY, L.P.

                                              By: TERRA NITROGEN CORPORATION
                                                  as General Partner

                                              By: /s/ Francis G. Meyer
                                                  ----------------------------
                                                  Francis G. Meyer
                                                  Vice President
                                                  (Principal Accounting Officer)



Date:  August 9, 2002