Form 10-Q
period 2002-09-30
TERRA NITROGEN CO L P /DE
filed 2002-11-06
CIK 879575

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

     For the quarter ended September 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

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

     At the close of business on October 31, 2002, there were 18,501,576 Common Units outstanding.

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
                                 (in thousands)
                                   (unaudited)

                                                             September 30,   December 31,   September 30,
                                                                 2002            2001            2001
                                                             -------------   ------------   ------------
ASSETS
     Current assets:
         Cash and cash equivalents                             $  14,462      $       10     $       10
         Accounts receivable                                      27,090          32,311         25,170
         Inventory - finished products                             8,739          18,292         27,632
         Inventory - materials and supplies                        9,777          10,128          9,636
         Prepaid expenses and other current assets                 9,491           3,939          7,902
-------------------------------------------------------------------------------------------------------
     Total current assets                                         69,559          64,680         70,350
-------------------------------------------------------------------------------------------------------

     Net property, plant and equipment                           127,800         136,335        139,336
     Other assets                                                  7,696           9,402          6,846
-------------------------------------------------------------------------------------------------------
Total assets                                                   $ 205,055      $  210,417     $  216,532
=======================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
     Current liabilities:
         Note payable to affiliates                            $     ---      $   14,293     $   20,709
         Accounts payable and accrued liabilities                 12,721          12,720         17,906
         Customer prepayments                                      3,946           2,388            ---
         Current portion of long-term debt and
            capital lease obligations                                 53             ---          1,000
-------------------------------------------------------------------------------------------------------
     Total current liabilities                                    16,720          29,401         39,615
-------------------------------------------------------------------------------------------------------

     Long-term debt                                                8,347           8,200          6,985
     Long-term payable to affiliates                               5,316           5,316          5,316
     Partners' capital                                           174,672         167,500        164,616
-------------------------------------------------------------------------------------------------------
Total liabilities and partners' capital                        $ 205,055      $  210,417     $  216,532
========================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                2002           2001            2002           2001
                                             ----------     ----------      ----------     ----------
Revenues                                     $   76,001     $   55,488      $  237,639     $  222,587
Other income                                        163            264             818            547
-----------------------------------------------------------------------------------------------------
Total revenues                                   76,164         55,752         238,457        223,134
Cost of goods sold                               71,595         64,610         223,859        226,365
-----------------------------------------------------------------------------------------------------

Gross profit                                      4,569         (8,858)         14,598         (3,231)
Operating expenses                                2,598          2,135           7,242          6,876
-----------------------------------------------------------------------------------------------------

Operating income (loss)                           1,971        (10,993)          7,356        (10,107)

Interest expense                                     (8)          (405)           (135)          (817)
Interest income                                      48            ---              51            203
-----------------------------------------------------------------------------------------------------

Net income (loss)                            $    2,011     $  (11,398)     $    7,272     $  (10,721)
=====================================================================================================
Net income (loss) allocable to
   limited partners' interest                $    1,971     $  (11,170)     $    7,127     $  (10,507)
=====================================================================================================

Net income (loss) per limited
   partnership unit                          $     0.11     $    (0.60)     $     0.39     $    (0.57)
=====================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                             Nine Months Ended
                                                                                  September 30,
                                                                            2002             2001
                                                                        -----------      -----------
Operating activities:

Net income (loss) from operations                                       $     7,272      $   (10,721)
Adjustments to reconcile net income (loss) to net cash
 flows from operating activities:
   Depreciation and amortization                                              9,824            9,609
   Changes in operating assets and liabilities:
   Receivables                                                                5,221             (431)
   Inventories                                                                9,904          (17,887)
   Prepaid expenses and other current assets                                 (1,876)          (4,785)
   Accounts payable, accrued liabilities and
   customer prepayments                                                       1,559           (4,850)
   Other                                                                      1,706            4,413
----------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                     33,610          (24,652)

Investing activities:

   Capital expenditures                                                      (1,289)          (1,348)
----------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                     (1,289)          (1,348)

Financing activities:

   Net changes in short-term borrowings                                     (14,293)          20,709
   Issuance (repayment) of long-term debt
     and capital lease obligations                                              200           (1,265)
   Partnership distributions paid                                            (3,776)          (8,306)
   Other                                                                        ---           (3,069)
----------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                    (17,869)           8,069
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         14,452          (17,931)
Cash and cash equivalents at beginning of period                                 10           17,941
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $    14,462      $        10
====================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                          TERRA NITROGEN COMPANY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL

                                                    Limited       General         Accumulated      Total
                                                    Partners'     Partners'       Other            Partners'
                                                    Interests     Interests       Comprehensive    Capital
(in thousands, except for Units)                                                  Income (Loss)
-----------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2002                $ 178,808     $   (10,221)    $  (1,087)       $167,500
Net Income                                              7,127             145           ---           7,272
Change in fair value of derivatives                       ---             ---         3,676           3,676
                                                                                                    -------
Comprehensive income                                      ---             ---           ---          10,948
Distributions                                          (3,738)            (38)                       (3,776)
-----------------------------------------------------------------------------------------------------------
Partners' capital at September 30, 2002             $ 182,197     $   (10,114)    $   2,589        $174,672
===========================================================================================================

Limited partner units issued and
   Outstanding at September 30, 2002                               18,501,576
                                                                  ===========

                                                    Limited       General         Accumulated      Total
                                                    Partners'     Partners'       Other            Partners'
                                                    Interests     Interest        Comprehensive    Capital
(in thousands, except for Units)                                                  Income (Loss)
-----------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2001                $ 196,571     $    (9,859)    $     ---        $186,712
Net loss                                              (10,507)           (214)          ---         (10,721)
Cumulative effect of change in
   accounting principle for
   derivative financial instruments                       ---             ---        14,200          14,200
Change in fair value of derivatives                       ---             ---       (17,269)        (17,269)
                                                                                                   --------
Comprehensive loss                                        ---             ---           ---         (13,790)
Distributions                                          (8,140)           (166)          ---          (8,306)
-----------------------------------------------------------------------------------------------------------

Partners' capital at September 30, 2001             $ 177,924     $   (10,239)    $  (3,069)       $164,616
===========================================================================================================

Limited partner units issued and
   Outstanding at September 30, 2001                               18,501,576
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

     Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the nine months ended September 30, 2002 and 2001, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.   Distributions to Unitholders

     The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its "Available Cash" (as defined in the Partnership Agreement). The Partnership paid a $3.8 million cash distribution ($0.20 per common unit) on August 26, 2002. On October 24, 2002, the Partnership declared a $3.8 distribution ($0.20 per common unit) payable November 22, 2002 to record holders as of November 1, 2002. The Partnership paid cash distributions totaling $8.3 million ($0.44 per common unit) in the first nine months of 2001.

3.   Financing Arrangements

     The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At September 30, 2002, $14.5 million was deposited with Terra Capital, Inc. The amount of the demand note was $20.7 million at September 30, 2001 and bore interest at the rate earned by Terra Capital on its short-term investments.

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

     The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2002 and part of 2003, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at September 30, 2002 to cover 10% of natural gas requirements for the succeeding twelve months.

     Unrealized gains from forward pricing positions totaled $1.6 million as of September 30, 2002. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $1.0 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

     On September 30, 2002, the fair value of the derivatives resulted in a $1.5 million increase to current assets and a $1.0 million reduction to current liabilities. The increase to current assets was to recognize the value of open natural gas contracts; the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

5.   Idled facilities

     On June 7, 2001, the Partnership reported it would suspend production of ammonia and urea at its Blytheville, Arkansas plant due to its inability to generate positive cash flow under existing price and cost conditions. The restart of production at that facility began on October 1, 2001.

6.   Recently Issued Accounting Standards

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

     In June, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires the Partnership to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognition of the liability at the date of a commitment to an exit plan and is effective for exit or disposal activities that are initiated after December 31, 2002.

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

               Three months ended September 30, 2002 compared with
                      three months ended September 30, 2001

Volumes and prices for the three-month periods ended September 30, 2002 and 2001 follow:

                                2002                            2001
                      Volumes         Unit price       volumes        unit price
                     (000 tons)        ($/ton)       (000 tons)         ($/ton)
                     ----------      -----------    -----------      ----------
Ammonia                  83          $    138            36            $   175
UAN                     594                70           510                 75
Urea                    100               122            28                110

Revenues for the quarter ended September 30, 2002 increased $20.5 million, or 37%, compared with the same quarter in 2001 as the result of higher volumes for all Partnership products, partly offset by lower sales prices. Selling prices declined from last year as the result of increased global nitrogen supplies.

Third quarter gross profits increased $13.4 million from 2001. Higher 2002 sales volumes contributed about $750,000 to gross profits. The remainder of the gross profit improvement represented lower product costs partly offset by reduced selling prices. Third quarter 2002 product costs were lower due to lower natural gas costs during the 2002 second and third quarters. Third quarter natural gas costs declined from $3.55/MMBtu in 2001 to $2.96/MMBtu in 2002 (net of forward pricing gains or losses.) In addition, a considerable amount of 2001 third quarter product costs represented products manufactured during the 2001 second quarter when gas costs average $5.25/MMBtu; in contrast, during 2002 there was substantially less second quarter carryover inventory and most sales were sourced from current production. As a result of forward price contracts, third quarter 2002 natural gas costs for the Partnership were $2.3 million lower than spot prices.

Operating expenses increased $463,000 in 2002 from 2001 due to higher administrative and overhead expense allocations from the General Partner. Net interest income was $445,000 higher in 2002 than the 2001 third quarter due to lower borrowing levels.

               Nine months ended September 30, 2002 compared with
                      Nine months ended September 30, 2001

Volumes and prices for the nine-month periods ended September 30, 2002 and 2001 follow:

                                  2002                            2001
                      Volumes         Unit Price       Volumes         Unit Price
                    (000 tons)         ($/ton)       (000 tons)          ($/ton)
                    ----------     -------------     -----------     -----------
Ammonia                 287       $    147              145            $     256
UAN                   1,839             69            1,323                  104
Urea                    342            113              171                  152

Revenues for the nine months ended September 30, 2002 increased $15.1 million, or 7%, compared with the same period in 2001. Sales prices were lower as the result of increased supplies of nitrogen fertilizer in contrast to 2001 when high natural gas costs resulted in industry-wide production curtailments. A substantial portion of the revenue shortfall from lower sales prices was offset by higher 2002 volumes as compared to the first nine months of last year. Sales volumes in 2001 were depressed due to lower production rates, reduced demand in response to high prices and increased competition from imports.

Gross profits during the 2002 first nine months increased $17.8 million from 2001. The increase in gross profits was primarily related to lower natural gas costs and higher sales volumes, offset in part by reduced sales prices. Natural gas unit costs, net of forward pricing gains and losses decreased to $2.89/MMBtu during the 2002 first nine months compared to $5.19/MMBtu during the same 2001 period. Lower natural gas costs also reduced the need to curtail production rates until nitrogen prices rose to levels covering the higher gas costs as was the case in 2001. Natural gas costs in the 2002 first nine months were $3.7 million lower than spot prices as the result of forward price contracts.

Operating expenses increased $366,000 in 2002 from 2001 due to higher administrative and overhead expense allocations from the General Partner. Net interest income was $530,000 higher than the 2001 nine months due to lower borrowing levels and higher cash balances.

Capital resources and liquidity

Net cash generated from operating activities for the first nine months of 2002 was $33.6 million composed of $17.1 million of cash provided from operating activities and $16.5 million of declines to working capital balances. The decline in working capital consisted of a seasonal decrease in inventory accounts receivable and an increase in customer prepayments.

Capital expenditures of $1.3 million during the first nine months of 2002 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2002 capital expenditures to approximate $3 million to fund replacement and stay-in-business additions to plant and equipment.

The Partnership paid a $3.8 million cash distribution ($0.20 per common unit) on August 26, 2002. On October 24, 2002, the Partnership declared a $3.8 distribution ($0.20 per common unit) payable November 22, 2002 to record holders as of November 1, 2002. The Partnership paid cash distributions totaling $8.3 million ($0.44 per common unit) in the first nine months of 2001.

The Partnership, along with Terra Industries Inc. ("Terra"), Terra Capital, Inc. and other affiliates, has an asset-based financing agreement that expires in June 2005. The financing agreement provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 60% of eligible inventory. At September 30, 2002, the Partnership had unused borrowing availability of approximately $24 million. The financing agreement, which expires June 2005, bears interest at floating rates and is secured by substantially all of the Partnerships' working capital. The agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In June, 2002 the credit facility was amended to remove Terra's required minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash items ("EBITDA") as long as borrowing availability is $60 million or more. If Terra's borrowing availability falls below $60 million after December 31, 2002, Terra will be required to have achieved minimum EBITDA of $60 million during the most recent four quarters. Prior to December 31, 2002, a reduced EBITDA requirement is in effect, which is $50 million for the four quarters ending September 30, 2002. If necessary, the Partnership believes that it could replace its existing credit lines on terms and conditions not materially different than its current arrangement through Terra.

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

Limited Call Right

At December 31, 2001, the General Partner and its affiliates owned 75.1% of the Partnership's outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days' notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner of any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner are restricted under the terms of Terra's bank credit agreement as described therein.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

                                                 TERRA NITROGEN COMPANY, L.P.

                                            By:  TERRA NITROGEN CORPORATION
                                                 as General Partner


                                            By:  /s/ Francis G. Meyer
                                                 ------------------------------
                                                 Francis G. Meyer
                                                 Vice President
                                                 (Principal Accounting Officer)


Date: November 1, 2002

                                 CERTIFICATIONS

     I, Michael L. Bennett, President and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Terra Nitrogen Company, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 1, 2002



                                           /s/  MICHAEL L. BENNETT
                                           -------------------------------------

                                           Michael L. Bennett

                                           President and Chief Executive Officer



     I, Francis G. Meyer, Senior Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Terra Nitrogen Company, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 1, 2002



                              /s/  FRANCIS G. MEYER
                              -------------------------------------------------

                              Francis G. Meyer

                              Senior Vice President and Chief Financial Officer