Form 10-K
period 2002-12-31
TERRA NITROGEN CO L P /DE
filed 2003-03-12
CIK 879575

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-10877

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

   For the transition period from              to

TERRA NITROGEN COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	73-1389684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terra Centre	51102-6000
600 Fourth Street	(Zip Code)
P.O. BOX 6000
Sioux City, Iowa	(712) 277-1340
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests Evidenced by Depositary Receipts	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,866,487.70.

The number of shares outstanding of the registrant’s Partnership units, as of January 31, 2003, was 18,501,576.

TERRA NITROGEN COMPANY, L.P.

FORM 10-K

PART I

Items 1 and 2.     BUSINESS AND PROPERTIES

General

Terra Nitrogen Company, L.P. (“TNCLP”) is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”). Terra Nitrogen Corporation (“TNC” or “General Partner”), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the “Partnership,” unless the context otherwise requires) and owns a consolidated 2.0% interest in the Partnership. TNC is an indirect, wholly-owned subsidiary of Terra Industries Inc. (“Terra” or “the company”), a Maryland corporation. Terra is an industry leader in the production and marketing of both nitrogen products and methanol. Terra is one of the largest North American producers of anhydrous ammonia and nitrogen solutions and is the largest producer of ammonia and ammonium nitrate in the United Kingdom. In addition, Terra is the largest U.S. producer of methanol.

Ownership of TNCLP is comprised of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units. Terra and its subsidiaries owned 13,889,014 common units as of December 31, 2002 and the balance are traded on the New York Stock Exchange under the symbol “TNH.” The common units are referred to herein individually as a “unit” and collectively as “units.”

Terra makes available free of charge through its website, www.terraindustries.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Terra’s internet website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Partnership Products

The Partnership is one of the largest U.S. producers and distributors of nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The Partnership’s principal products include ammonia, urea and urea ammonium nitrate solution (“UAN”). The Partnership’s product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although these different nitrogen products are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment.

The Partnership’s principal nitrogen products are described in greater detail below:

Anhydrous Ammonia.    The Partnership produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, at its two facilities which are located in Verdigris, Oklahoma and Blytheville, Arkansas. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts.

Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied during a shorter period of the growing season. Ammonia must be injected into the soil by specialized equipment, and soil conditions can limit its application.

In addition, in most areas of the world, especially in lesser-developed countries, dealers and farmers lack the equipment necessary to store, ship and apply ammonia and are required to use other forms of nitrogen fertilizer. Ammonia can be upgraded into solid or liquid fertilizers, like urea and UAN, which are easier to transport, store and apply than ammonia.

Urea.    The Partnership produces granular urea at its Blytheville, Arkansas facility by upgrading portions of its ammonia production. Solid urea is produced by converting ammonia into urea solution that is then concentrated and either prilled or granulated. Prilled materials are the most common form of solid urea. Granular urea may command a modest price premium in certain markets because the consistency in size of the granules (relative to prills) results in a more controllable and uniform spreading pattern and better blending characteristics.

Dry urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Dry urea is used both as a direct application fertilizer and as an ingredient in the dry bulk blending of mixed fertilizer grades. Urea is transported and stored in bulk or in bags and is often blended by distributors into customized fertilizers containing other nutrients. In addition, urea liquor (urea solution) is used as an animal feed supplement and in industrial applications.

UAN.    The Partnership produces UAN at its Verdigris, Oklahoma facility and at the Blytheville, Arkansas facility by upgrading portions of its ammonia production. UAN is produced by combining urea solution and ammonium nitrate solution. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized for transportation or storage.

The nitrogen content of UAN is typically 28% to 32% by weight. As a liquid, UAN has many advantages over solid fertilizers and anhydrous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, has increased in the United States over the past decade. This trend, if continued, will likely increase UAN demand.

Marketing and Distribution

The Partnership sells its products primarily in the Central and Southern Plains and Cornbelt regions of the United States. The Partnership’s two facilities are located near the major crop producing and consuming areas of the United States, and the Partnership has ready access to barge, truck and rail transportation at both facilities. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. The Partnership’s products are marketed and distributed through an organization based in Sioux City, Iowa that provides combined services to the Partnership and to Terra. For further information on the combined organizations of the General Partner and its affiliates, see “Certain Relationships and Related Transactions.” In addition, the Partnership occasionally exports UAN through an export marketing association comprised of four domestic UAN producers.

All of the Partnership’s sales are at the wholesale level. The Partnership’s customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The majority of the Partnership’s nitrogen fertilizer sales are made to dealers. No single customer accounted for more than 10% of the Partnership’s 2002 sales.

Production and Terminal Facilities

Production Facilities.    The Partnership’s two facilities produce nitrogen fertilizer products. These facilities are located in or near the following locations and have the following production capacities:

Location	Annual Capacity in Tons
	Ammonia[1]	Urea	UAN-28
Blytheville, Arkansas	420,000	480,000	30,000
Verdigris, Oklahoma	1,050,000	—	2,180,000
Total	1,470,000	480,000	2,210,000
1 Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements. The annual capacity contains an allowance for a planned maintenance shutdown.

The Partnership’s manufacturing facilities are each designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Partnership’s fertilizer manufacturing facilities was 102% in 2002, 81% in 2001 and 89% in 2000. Terra’s capacity utilization was above rated capacity in 2002 due to a deferred turnaround and a UAN production record at the Verdigris facility.

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

Breakdown of Revenue by Product

The approximate revenue contributions of the Partnership’s principal products (based upon percentages of the Partnership’s consolidated revenues) for each of the last three years are as follows:

	2002	2001	2000
Ammonia	21%	20%	21%
UAN	61%	66%	66%
Urea	18%	14%	13%

	100%	100%	100%

Credit

The Partnership’s credit terms are generally 15-30 days from date of shipment, but may be extended for longer periods during certain sales seasons consistent with industry practices. The Partnership’s bad debt write-offs have been less than $1 million annually for each of the past three years.

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

The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to North America;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions, such as China’s cessation of urea imports in recent years. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. During the mid-to-late 1990’s favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. More recently, depressed U.S. prices and margins for nitrogen products have resulted in some curtailments or shutdowns of North American capacity. Some, but not all, of these shutdowns are expected to be permanent.

March 2003 natural gas future prices closed at over $9.00 per MMBtu in February 2003. As a result, the Partnership substantially reduced its production rates at the end of February 2003 and could make further reductions. The timing and extent to which the Partnership will resume normal production rates will depend on declines to natural gas costs from these levels and/or increases to selling prices.

Raw materials

The principal raw material used to produce manufactured nitrogen products is natural gas. The Partnership believes there is a sufficient supply of natural gas for the foreseeable future and has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

Terra’s natural gas procurement policy, which is also applicable to the Partnership’s gas procurement, is to fix or cap the price of a minimum of 20% to a maximum of 80% of its natural gas requirements for a rolling one-year period, and up to 50% of its natural gas requirements for the subsequent two-year period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. This policy was instituted by Terra’s board of directors in February, 2002. Departures from the policy are permitted with board approval. Prior to February, 2002, the policy permitted hedging of 25%-80% of Terra’s natural gas requirements for the following year and up to 50% of the requirements for the following two-year period. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities’ natural gas costs have been and could continue to be substantially lower than the Partnership’s.

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

Transportation

The Partnership uses several modes of transportation to ship product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. The Partnership uses approximately 60 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in numerous states. Railcars are the major source of transportation at the Partnership’s manufacturing facilities. Terra currently leases approximately 2,100 railcars. The Partnership also owns 10 nitric acid railcars. In addition, the Verdigris facility distributes ammonia through a common carrier pipeline.

The Partnership transports purchased natural gas to its Verdigris, Oklahoma facility via an intrastate pipeline. This pipeline is not an open-access carrier, but is nonetheless part of a widespread regional system through which Verdigris can receive natural gas from any major Oklahoma source. The Partnership also has limited access to out-of-state natural gas supplies for this facility. The Partnership transports purchased natural gas for its Blytheville, Arkansas facility, which is delivered by an inter-state natural gas pipeline company.

Research and Development

The Partnership does not currently have any significant, ongoing research and development efforts.

Competition

Nitrogen products are global commodities, and the Partnership’s customers include distributors, industrial end-users, dealers and other fertilizer producers. Customers base purchasing decisions principally on the delivered price and availability of the product. The Partnership competes with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of the Partnership’s principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Partnership. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies, particularly those with facilities in warmer climates. Natural gas comprises a significant portion of the raw materials cost of the Partnership’s nitrogen products. Competitive natural gas purchasing is essential to maintaining a low-cost product position. The Partnership competes with other manufacturers of nitrogen products on delivery terms and availability of products, as well as on price.

Environmental and Other Regulatory Matters

The Partnership’s operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or analogous laws for all or part of the costs of such investigation and remediation.

Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership’s production facilities) has retained liability for certain environmental matters originating prior to the acquisition of these facilities by the Partnership.

The Partnership may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically applicable to competitors as well. The Partnership estimates that the cost of additional equipment to comply with these requirements in 2003 and beyond will be less than $5 million.

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

Revenues and Assets

Terra’s revenues from external customers, measure of profit and loss and total assets for the years 2000-2002 are set forth in the Notes to the Consolidated Financial Statements. Terra’s revenues and assets according to geography are also set forth in the Notes to the Consolidated Financial Statements.

Employees

The Partnership does not have any employees.

The General Partner is responsible for the management of the Partnership. As of December 31, 2002, the General Partner had 308 employees. None of the General Partner’s employees that work in connection with the Partnership’s business are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Limited Call Right

Since less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the common units at December 31, 2002. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days’ notice of its decisions to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Item 3.     LEGAL PROCEEDINGS

There is no pending or threatened litigation to the knowledge of the Partnership that would have a material adverse effect on the business or financial condition of the Partnership.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

No items were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2002.

PART II

Item 5.     MARKET FOR REGISTRANT’S UNITS AND RELATED UNITHOLDER MATTERS

TNCLP’s common units are listed on the New York Stock Exchange. The high and low sales prices of the common units for each quarterly period for 2002 and 2001, as reported on the New York Stock Exchange Composite Price History, were as follows:

	2002		2001
Quarter	High	Low	High	Low
1st	$7.2500	$5.2500	$9.5000	$6.8750
2nd	6.7500	5.7000	9.5500	6.7000
3rd	6.0000	3.6000	8.8500	5.0000
4th	6.0000	3.2200	6.4500	5.0000

Based on information received from TNCLP’s transfer and servicing agent, the number of registered unitholders as of March 7, 2003 is 335. TNC owned 11,172,414 common units as of December 31, 2002. Terra Capital, Inc. owned 2,716,600 common units as of December 31, 2002.

The quarterly cash distributions paid to the holders of common units and the General Partner in 2002 and 2001 were as follows:

	Amount Per Common Unit	Amount Distributed to General Partner
2002
First Quarter	—	0
Second Quarter	—	0
Third Quarter	$.20	$38,000
Fourth Quarter	$.20	$38,000
2001
First Quarter	$.22	$82,000
Second Quarter	$.22	$84,000
Third Quarter	—	0
Fourth Quarter	—	0

Under TNCLP’s limited partnership agreement, cash distributions to unitholders are based on Available Cash for the quarter as defined therein. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. There are a number of factors which affect the amount of taxable income reported to unitholders including Partnership earnings, capital spending and cash distributions.

Item 6.     SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The following table sets forth the Partnership’s historical financial and operating data for each of the five years ended December 31, 2002. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

	Selected Historical Financial and Operating Data
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands, except Income per Unit and Average Realized Prices)
Income Statement Data:
Revenues	$325,919	$304,872	$320,239	$257,166	$282,772
Other income	1,003	953	744	787	1,326

Total revenues	326,922	305,825	320,983	257,953	284,098
Cost of goods sold	310,993	304,648	288,468	256,956	235,319

Gross profit	15,929	1,177	32,515	997	48,779
Operating expenses	9,439	10,074	11,493	7,797	9,179

Operating income	6,490	(8,897)	21,022	(6,800)	39,600
Interest expense	(560)	(924)	(1,436)	(1,947)	(2,288)
Interest income	250	2	623	649	1,463

Net income (loss)	$6,180	$(9,819)	$20,209	$(8,098)	$38,775

Net income (loss) per limited partner unit	$0.33	$(0.52)	$1.07	$(0.43)	$1.60

Partnership Distributions Paid:
Common units	7,401	8,140	4,071	—	53,469
General partner	151	166	83	—	13,326

Total partnership distributions	$7,522	$8,306	$4,154	$—	$66,795

Distributions Paid Per Unit:
Common units	$0.40	$0.44	$0.22	$—	$2.89

Balance Sheet Data (at period end):
Net property, plant and equipment	$126,056	$136,335	$147,597	$157,275	$164,689
Total assets	226,024	210,417	224,034	242,424	236,077
Long-term debt and capital lease obligations, including current maturities	8,386	8,200	9,250	847	8,965
Partners’ capital	169,488	167,500	186,712	170,657	178,755
Operating Data:
Production (000’s tons):
Ammonia-net of upgrades	394	226	332	452	485
UAN	2,327	1,982	2,184	2,114	2,270
Urea	446	140	264	395	492

Total production	3,167	2,348	2,780	2,961	3,247
Sales Volume (000’s tons):
Ammonia	394	259	373	479	456
UAN	2,475	1,942	2,409	2,191	2,151
Urea	450	290	282	417	453

Total sales	3,319	2,491	3,064	3,087	3,060
Average realized prices ($/ton)
Ammonia	$153	$210	$156	$117	$129
UAN	70	93	78	60	64
Urea	116	134	134	93	115

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS

Information with respect to management’s discussion and analysis of financial condition and results of operations contained in Exhibit 13 hereto is incorporated herein by reference.

Item 7A.     QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk contained in Exhibit 13 hereto (primarily under the subheading “Risk Management and Financial Instruments” discussion) is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Partnership together with the report thereon of Deloitte & Touche LLP, independent auditors, contained in Exhibit 13 hereto are incorporated by reference.

QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$57,400	$104,893	$76,164	$88,465
Gross profit	4,334	5,695	4,569	1,331
Net income (loss)	2,236	3,025	2,010	(1,091)
Net income per limited partnership unit	0.12	0.16	0.11	(0.06)
2001
Revenues	$65,632	$101,750	$55,751	$82,692
Gross profit	3,757	1,870	(8,858)	4,408
Net income (loss)	1,599	(922)	(11,398)	902
Net income per limited partnership unit	0.09	(0.05)	(0.61)	0.05

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

Directors:	Age	Position with the General Partner (Position with Terra Industries Inc.)
Michael L. Bennett	49	Director, President and Chairman of the Board (President and Chief Executive Officer)
Michael A. Jackson	48	Director
Burton M. Joyce	61	Director (Vice Chairman of the Board)
Dennis B. Longmire	58	Director
Francis G. Meyer	50	Director and Vice President (Senior Vice President and Chief Financial Officer)
Theodore D. Sands	57	Director

Principal Operating Executive Officers:
Michael L. Bennett	49	Director, President and Chairman of the Board (President and Chief Executive Officer)
Mark A. Kalafut	49	Vice President, General Counsel and Corporate Secretary (Vice President, General Counsel and Corporate Secretary)
Francis G. Meyer	50	Director and Vice President (Senior Vice President and Chief Financial Officer)
W. Mark Rosenbury	55	Vice President (Senior Vice President and Chief Administrative Officer)
Steven A. Savage	58	Senior Vice President, Manufacturing (Senior Vice President, Manufacturing)
Wynn S. Stevenson	48	Vice President (Vice President, Taxes & Corporate Development)

In 2002, the Audit Committee of the Board of Directors of TNC was composed of Messrs. Longmire, Sands and Jackson. Mr. Joyce succeeded Mr. Todd on the Audit Committee after Mr. Todd left the board on December 31, 2001 and continued until his resignation on February 22, 2002. At that time, Mr. Joyce was succeeded by Mr. Jackson. Each current audit committee member is independent within the meaning of the NYSE rules. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership.

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

Mr. Jackson has been a director since February 2002. He has been the CEO of Agribusiness Group, Inc. since 1979 and was in private management consulting prior to that date.

Mr. Joyce was Chairman of the Board of Directors of TNC from June 1998 to April 2002. He was President and Chief Executive Officer of Terra from May 1991 through April 2001.

Mr. Kalafut has been Vice President and General Counsel of TNC since July 2001 and Corporate Secretary since December 1999. He has been Vice President, General Counsel and Corporate Secretary of Terra since July 2001. He was Vice President and Associate General Counsel of Terra from April 1992 to July 2001 and General Counsel of Terra International, Inc. from April 1989 to April 1992.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Executive officers and directors are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from the Partnership’s executive officers and directors, all of the Partnership’s officers, directors and greater than ten percent beneficial owners made all required filings, except that Mr. Stevenson filed a Form 3 late.

Item 11.     EXECUTIVE COMPENSATION

TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership). These executive officers are those in office as of December 31, 2002 and are collectively referred to below as the “named executive officers.” Compensation information is provided for the years 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

Annual Compensation							Long-Term Compensation		All Other Compensation5/
Name and Principal Position	Year	Salary1/	Bonus2/		Other Annual Compensation3/		Restricted Stock Award(s)4/	Securities Underlying Options
Michael L. Bennett President and Chairman of the Board	2002 2001 2000	$375,000 368,269 310,577	$	— 55,000	$3,314 2,372 4,284		$183,0006/ 408,8007/ 206,2508/	— — —	$8,850 8,160 8,458
Mark A. Kalafut Vice President, General Counsel and Corporate Secretary	2002 2001 2000	187,692 153,983 137,395		— 13,000	2,822 2,372 4,284		54,9006/ 73,0007/ —	— —	8,658 7,391 13,103
Francis G. Meyer Vice President	2002 2001 2000	259,108 253,007 226,539		— 23,000	2,934 2,669 4,749		73,2006/ 116,8007/ 165,0008/	— — —	8,851 10,669 8,446
W. Mark Rosenbury Vice President	2002 2001 2000	229,015 221,946 208,827		— 24,000	2,901 2,372 20,798	9/	73,2006/ 116,8007/ 154,6888/	— — —	8,831 10,137 9,571
Steven A. Savage Sr. Vice President Manufacturing	2002 2001 2000	218,615 209,846 193,173		— 18,000	3,762 3,454 5,600		64,0506/ 87,6007/ 82,5008/	— — —	8,817 9,584 29,748

1/	For all years includes amounts deferred at the election of the named executive officer under Terra’s Employees’ Savings and Investment Plan and Supplemental Deferred Compensation Plan.

2/	“Bonus” includes, for the applicable year of service, amounts awarded under Terra’s Incentive Award Program for Officers and Key Employees and includes portions thereof deferred at the election of the named executive officer under Terra’s Supplemental Deferred Compensation Plan. Bonuses earned in one year are paid in the following year. Each year shown therefore indicates the salary earned and paid in that year and any bonus earned in that year and paid in the next year.

3/	“Other Annual Compensation” includes tax reimbursements or “gross-ups” with respect to certain perquisites provided to the named executive officers. While the named executive officers receive certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus, except for Mr. Rosenbury as described below.

4/	This item shows the grant date value of restricted stock awards. The number of such shares still subject to restriction and the value thereof (shown in parenthesis), at December 31, 2002 by each of the named executive officers is: Mr. Bennett: 340,000 ($520,200); Mr. Kalafut: 55,000 ($84,150); Mr. Meyer: 160,000 ($244,800); Mr. Rosenbury: 155,000 ($237,150) and Mr. Savage: 105,000 ($160,650). During the restricted period, a holder of restricted shares is entitled to all benefits incidental to ownership of Terra common stock, including voting such shares and receiving such dividends as from time to time may be declared by the Board of Directors.

5/	“All Other Compensation” comprises amounts contributed, allocated or accrued for the named executive officers under both Terra’s Employees’ Savings and Investment Plan and Supplemental Deferred Compensation Plan. The value accrued under Terra’s Employees’ Savings and Investment Plan and the value accrued under the Supplemental Deferred Compensation Plan (shown in parenthesis) in 2002 was: Mr. Bennett $8,850 and ($0); Mr. Kalafut $8,658 and ($0); Mr. Meyer $8,851 and ($0); Mr. Rosenbury $8,831 and ($1,629); Mr. Savage $8,160 and ($0). In 2001, Mr. Bennett $8,160 and ($0); Mr. Kalafut $7,391 and ($0); Mr. Meyer $8,160 and ($2,509); Mr. Rosenbury $8,160 and ($1,977); Mr. Savage $8,160 and ($1,424). In 2000, Mr. Bennett $8,458 and ($0); Mr. Kalafut $7,749 and ($5,354); Mr. Meyer $8,446 and ($0); Mr. Rosenbury $8,429 and ($1,142); Mr. Savage $10,431 and ($19,317).

6/	On July 30, 2002, Terra’s Board of Directors approved, as recommended by its Personnel Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 100,000 to Mr. Bennett; 30,000 to Mr. Kalafut; 40,000 to Mr. Meyer; 40,000 to Mr. Rosenbury; and 35,000 to Mr. Savage. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $1.83. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 31, 2005) or (ii) specified changes in control or ownership of Terra (as defined by the award).

7/	On August 2, 2001, Terra’s Board of Directors approved, as recommended by its Personnel Committee, the grant of the following restricted shares under Terra’s 1997 Stock Incentive Plan: 140,000 to Mr. Bennett; 25,000 to Mr. Kalafut; 40,000 to Mr. Meyer; 40,000 to Mr. Rosenbury; and 30,000 to Mr. Savage. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $2.92. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e., August 3, 2004) or (ii) specified changes in control or ownership of Terra (as defined in the award).

8/	On February 16, 2000, Terra’s Board of Directors approved, as recommended by its Personnel Committee, the grant of the following restricted shares under Terra’s 1997 Stock Incentive Plan: 100,000 to Mr. Bennett; 80,000 to Mr. Meyer; 75,000 to Mr. Rosenbury, and 40,000 to Mr. Savage. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $2.0625. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of award (i.e., February 17, 2003) or (ii) specified changes in control or ownership of Terra (as defined in the award).

9/	“Other Annual Compensation” for Mr. Rosenbury in 2000 consists of: (i) a tax gross-up for excess U.K. taxes over hypothetical U.S. federal and state taxes — $20,029; and (ii) taxable reimbursement of expatriate living expenses while on assignment in the U.K. — $769.

Option Exercises and Year-End Value Table

The following table provides information concerning the exercise of stock options during 2002 and the number and value of unexercised options to purchase Terra common stock granted under Terra’s stock incentive plans.

Name	Number of shares acquired on exercise in 2002	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised in-the-Money Options at December 31, 20021/
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael L. Bennett	-0-	-0-	160,000	-0-	-0-	-0-
Mark A. Kalafut	-0-	-0-	22,700	-0-	$6,120	-0-
Francis G. Meyer	-0-	-0-	100,000	-0-	-0-	-0-
W. Mark Rosenbury	-0-	-0-	90,000	-0-	-0-	-0-
Steven A. Savage	-0-	-0-	50,000	-0-	-0-	-0-

1/	Based on the closing price on the New York Stock Exchange Composite Price History of Terra common stock on December 31, 2002 ($1.53).

PENSION PLAN TABLES

The following table shows for Mr. Rosenbury and certain other employees retiring in 2002 the estimated annual retirement benefit payable on a straight life annuity basis under the Employees’ Retirement Plan (the “Retirement Plan”) and Terra’s Excess Benefit Plan (the “Excess Benefit Plan”), on a non-contributory basis, at various levels of accrued service and compensation.

Average Compensation	ANNUAL BENEFITS UPON NORMAL RETIREMENT WITH YEARS OF CREDITED SERVICE
	5	10	15	20	25	30
$150,000	$11,942	$23,883	$35,825	$47,767	$59,708	$71,650
$250,000	$20,692	$41,383	$62,075	$82,767	$103,458	$124,150
$500,000	$42,567	$85,133	$127,700	$170,267	$212,833	$255,400
$750,000	$64,442	$128,883	$193,325	$257,767	$322,208	$386,650
$1,000,000	$86,317	$172,633	$258,950	$345,267	$431,583	$517,900

Average Compensation (as defined under the Retirement Plan) as of December 31, 2002 for Mr. Rosenbury was $370,936. The estimated credited years of service under the retirement plan for Mr. Rosenbury was 15.

Certain other Terra executive officers and employees, including Messrs. Bennett, Kalafut, Meyer and Savage, are entitled to the estimated annual retirement benefit (payable on a straight life annuity basis) under the Retirement Plan and Excess Benefit Plan as set forth in the following table:

Average Compensation	ANNUAL BENEFITS UPON NORMAL RETIREMENT WITH YEARS OF CREDITED SERVICE
	5	10	15	20	25	30
$150,000	$10,442	$20,883	$31,325	$41,767	$52,208	$62,650
$250,000	$18,192	$36,383	$54,575	$72,767	$90,958	$109,150
$500,000	$37,567	$75,133	$112,700	$150,267	$187,833	$225,400
$750,000	$56,942	$113,883	$170,825	$227,767	$284,708	$341,650
$1,000,000	$76,317	$152,633	$228,950	$305,267	$381,583	$457,900

Average Compensation (as defined under the Retirement Plan) as of December 31, 2002 for Mr. Bennett was $378,964; for Mr. Kalafut $163,394; for Mr. Meyer $311,029; and for Mr. Savage $235,061. The estimated credited years of service under the Retirement Plan for each such officer was as follows: Mr. Bennett — 29; Mr. Kalafut — 13; Mr. Meyer — 20; and Mr. Savage — 15.

“Compensation” under the Retirement Plan includes the total salary and wages paid to a participant, including bonuses, overtime, commissions and elective contributions made by Terra on behalf of the participant pursuant to Internal Revenue Code (the “Code”) sections 401(k) or 125. Covered earnings are limited by Section 401(a)(17) of the Code to $200,000 in 2002. The above benefits are subject to the limitations of Section 415 of the Code, which provides for a maximum annual payment of approximately $160,000 in 2002. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the Retirement Plan but for such limitations. “Compensation” under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan.

Employee Contracts, Termination of Employment and Change in Control Arrangements

Terra’s chief executive officer and each of the other named executive officers are party with Terra to an executive retention agreement. Each such agreement provides the executive with certain benefits if his employment is terminated under specified conditions. To receive benefits, the executive must be terminated within two years of a change of control (as defined in the agreement) of Terra. In addition, such termination must be made either by Terra or a successor entity without cause, or by the executive for good reason.

Benefits under the executive retention agreements include (a) continuation of base salary and bonus for two years; (b) continuation of medical and dental benefits for two years; (c) payment of accrued but unpaid compensation; (d) automatic vesting in Terra’s Excess Benefit Plan with an addition of two years to the credited service level and the age of the participant for purposes of computing the accrued benefits under the Excess Benefit Plan; and (e) certain outplacement services. Such benefits are in lieu of any other severance benefits that may otherwise be payable. Compensation earned from other employment shall not reduce the amounts otherwise payable by Terra. Terra also agreed to reimburse each such officer on an after-tax basis for any excise tax incurred as a result of the “excess parachute payment” provisions of the Internal Revenue Code.

Board of Directors Compensation

Independent directors of TNC receive an annual retainer fee of $20,000 for their directorship, plus a fee of $1,000 for each TNC Board meeting attended and each Audit Committee meeting attended. No other director of TNC receives any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

TNC does not have a compensation committee. The Personnel Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNC executive officers who are also key employees of Terra. The Personnel Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s proxy statement. No director has any direct or indirect material interest in or relationship with TNC other than stockholdings as discussed above and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2002, no officer or other employee of TNC served on the board of directors of any other entity, where any officer or director of such entity also served on TNC’s Board. None of the members of such Personnel Committee are employees of Terra or its subsidiaries.

Item	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

TNC owns the entire general partner interest in both TNCLP and the Operating Partnership. TNC’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNC, and is an indirect, wholly-owned subsidiary of Terra. The stock of TNC is pledged as security under the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2002, 2,716,600 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.

The capital stock of Terra is owned 48.8% by Taurus International S.A (“Taurus”) as of December 31, 2002. Taurus is a company incorporated under the laws of Luxembourg as a société anonyme and is wholly-owned by Anglo American plc (“Anglo American”), a company incorporated under the laws of England and Wales as a public limited company. Anglo American, with its subsidiaries, joint ventures and associates, is a global leader in the mining and natural resource sectors. It has significant and focused interests in gold, platinum, diamonds, coal, base and ferrous metals, industrial minerals and forest products.

The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2002 by (a) each person known to TNC to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons); (b) each director of TNC; (c) each of the named executive officers of TNC; and (d) by all directors and executive officers of TNC as a group.

Name	Number of Units	Percent of Class	Number of Terra Common Shares Beneficially Owned1/	Percent of Class
Terra Nitrogen Corporation2/ 600 Fourth Street Sioux City, Iowa 51101	11,172,414	60.4%	—	—
Terra Capital, Inc. 600 Fourth Street Sioux City, Iowa 51101	2,716,600	14.7%	—	—
Michael L. Bennett	—	—	681,8533/	*
Michael A. Jackson	—	—	—	—
Burton M. Joyce	—	—	974,9013/	1.3%
Mark A. Kalafut	—	—	105,3783/	*
Dennis B. Longmire	—	—	—	—
Francis G. Meyer	—	—	370,5753/	*
W. Mark Rosenbury	2,500	*	421,7293/	*
Theodore D. Sands	13,500	*	—	*
Steven A. Savage	4,000	*	177,2173/	*
All directors and executive officers as a group (11 persons)	20,000	*	3,320,8943/	4.3%

*	Represents less than 1% of class.

1/	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2002.

2/	Terra Nitrogen Corporation also owns the entire general partner interests in the Partnership. Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

3/	The shares of Terra common stock shown include shares subject to employee stock options that can be exercised on or before May 6, 2003. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (246,000); Mr. Joyce (665,000); Mr. Kalafut (22,700); Mr. Meyer (100,000); Mr. Rosenbury (90,000); and Mr. Savage (50,000); and two unnamed executive officers (45,800); and all directors and executive officers as a group (1,406,500).

Equity Plan Compensation Table

The Partnership maintains no separate equity compensation plans. All benefits are paid through Terra’s equity compensation plans. See Item 12, Equity Plan Compensation Table, contained in Terra’s proxy statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions contained in Footnote 4 to Exhibit 13 hereto is incorporated herein by reference.

PART IV

Item 14.     CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements of Terra Nitrogen Company, L.P. (incorporated herein by reference to Exhibit 13 hereof.)

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to the Consolidated Financial Statements.

Independent Auditors’ Report

(b)	Executive Compensation Plans and Other Arrangements

Exhibits 10.14 through 10.26 and 10.29 through 10.35 are incorporated herein by reference.

(c)	Reports on Form 8-K

None.

(d)	Exhibit

3.1	Agreement of Limited Partnership of TNCLP, filed as Exhibit 3.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

3.2	Certificate of Limited Partnership of TNCLP, filed as Exhibit 3.2 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

4.1	Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

4.3	Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

4.4	Certificate of Limited Partnership of the Operating Partnership, filed as Exhibit 4.5 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

4.5*	Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc.

4.6	Amended and Restated Credit Agreement dated as of October 10, 2001 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc., filed as Exhibit 4.2 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

10.1	Agreement of Limited Partnership of the Operating Partnership, filed as Exhibit 10.1 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

10.2**	Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.3**	Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.4	Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.5**	Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

10.6	Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.7	Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.8	Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.9	Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.10	Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K (file No. 1-10877) for the year ended December 31, 1991, is incorporated herein by reference.

10.11	Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.12	General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

10.13	General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995 (file no. 1-8520), is incorporated herein by reference.

10.14	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

10.15	Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

10.16	Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

10.17	Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

10.18	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993 (file no. 1-8520), is incorporated herein by reference.

10.19	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995 (file no. 1-8520), is incorporated herein by reference.

10.20	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.8.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

10.21	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992 (file no. 1-8520), is incorporated herein by reference.

10.22	Amendment to the Terra Industries Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

10.23	Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.11 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

10.24	Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

10.25	Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

10.26	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996 (File No. 1-8520), is incorporated herein by reference.

10.27	Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.28	Demand Promissory Note dated August 26, 1998 from Terra Nitrogen L.P., as Payor, to Terra Capital Inc. filed as Exhibit 10.69 to TNCLP’s Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.29	Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

10.30	Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-8520), is incorporated herein by reference.

10.31	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

10.32	Retirement and Consulting Agreement for Burton M. Joyce dated April 26, 2001 filed as Exhibit 10.1.16 of Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.33	Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998 (File No. 1.8520), is incorporated herein by reference.

10.34	2002 Incentive Award Program for Officers and Key Employees of Terra Industries filed as Exhibit 10.1.18 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.35	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

10.36	Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000 (File No. 1-8520), is incorporated herein by reference.

13*	Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Nitrogen for the fiscal year ended December 31, 2002.

99.1	Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

99.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Confidential treatment has been granted for portions of the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.

By:	Terra Nitrogen Corporation,
as General Partner

By:	/s/ Francis G. Meyer
Francis G. Meyer Vice President (Principal Financial Officer)

Dated: March 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 12, 2003 and in the capacities indicated.

Signature	Title

/s/ Michael L. Bennett (Michael L. Bennett)	Director, President and Chairman of the Board of Terra Nitrogen Corporation

/s/ Michael A. Jackson (Michael A. Jackson)	Director of Terra Nitrogen Corporation

/s/ Burton M. Joyce (Burton M. Joyce)	Director of Terra Nitrogen Corporation

/s/ Dennis B. Longmire (Dennis B. Longmire)	Director of Terra Nitrogen Corporation

/s/ Francis G. Meyer (Francis G. Meyer)	Director and Vice President of Terra Nitrogen Corporation

/s/ Theodore D. Sands (Theodore D. Sands)	Director of Terra Nitrogen Corporation

CERTIFICATIONS

I, Michael L. Bennett, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Terra Nitrogen Company, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 12, 2003

/s/ Michael L. Bennett
Michael L. Bennett President and Chief Executive Officer

I, Francis G. Meyer, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Terra Nitrogen Company, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 12, 2003

/s/ Francis G. Meyer
Francis G. Meyer Senior Vice President and Chief Financial Officer