Form 10-Q
period 2003-03-31
TERRA NITROGEN CO L P /DE
filed 2003-04-28
CIK 879575

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 1-10877

TERRA NITROGEN COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1389684 (I.R.S. Employer Identification No.)

Terra Centre PO Box 6000, 600 Fourth Street Sioux City, Iowa (Address of principal executive office)	51102-6000 (Zip Code)

Registrant’s telephone number:

(712) 277-1340

At the close of business on March 31, 2003, there were 18,501,576 Common Units outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes        No ☐

PART I. FINANCIAL INFORMATION

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,458	$35,738	$10
Accounts receivable	18,778	26,760	22,774
Inventory—finished products	33,723	10,411	33,491
Inventory—materials and supplies	10,140	9,692	9,902
Prepaid expenses and other current assets	2,745	6,659	11,030

Total current assets	78,844	89,260	77,207

Net property, plant and equipment	123,616	126,056	133,631
Other assets	9,597	10,708	5,408

Total assets	$212,057	$226,024	$216,246

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Note payable to affiliates	$—	$—	$2,762
Accounts payable and accrued liabilities	24,196	21,520	12,429
Customer prepayments	21,176	21,314	12,292
Current portion of long-term debt and capital lease obligations	56	53	—

Total current liabilities	45,428	42,887	27,483

Long-term debt	8,319	8,333	8,200
Long-term payable to affiliates	5,316	5,316	5,316

Total Partners’ capital	152,994	169,488	175,247

Total liabilities and partners’ capital	$212,057	$226,024	$216,246

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$70,855	$57,109
Other income	82	291

Total revenues	70,937	57,400
Cost of goods sold	75,961	53,066

Gross profit (loss)	(5,024)	4,334
Operating expenses	2,019	1,995

Operating income (loss)	(7,043)	2,339
Interest expense	3	103
Interest income	(13)	—

Net income (loss)	$(7,033)	$2,236

Net income (loss) allocable to limited partners’ interest	$(6,892)	$2,191

Net income (loss) per limited partnership unit	$(0.37)	$0.12

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income (loss) from operations	$(7,033)	$2,236
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	3,301	3,268
Changes in operating assets and liabilities:
Receivables	7,982	9,537
Inventories	(23,760)	(14,973)
Prepaid expenses and other current assets	3,914	1,928
Accounts payable, accrued liabilities and customer prepayments	(2,203)	9,613
Other	518	486

Net cash flows from operating activities	(17,281)	12,095

Investing activities:
Capital expenditures	(861)	(564)
Other	593	—

Net cash flows from investing activities	(268)	(564)

Financing activities:
Net changes in short-term borrowings	—	(11,531)
Repayment of long-term debt and capital lease obligations	(11)	—
Partnership distributions paid	(4,720)	—

Net cash flows from financing activities	(4,731)	(11,531)

Net decrease in cash and cash equivalents	(22,280)	—
Cash and cash equivalents at beginning of period	35,738	10

Cash and cash equivalents at end of period	$13,458	$10

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNER’S CAPITAL

(in thousands, except for units)

(unaudited)

	Limited Partners’ Interests	General Partner Interests	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Partners’ capital at January 1, 2003	$177,463	$(10,248)	$2,273	$169,488
Net loss	(6,892)	(141)	—	(7,033)
Change in fair value of derivatives	—	—	(4,741)	(4,741)
Comprehensive income (loss)	—	—	—	(11,774)
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at March 31, 2003	$165,945	$(10,483)	$(2,468)	$152,944

Limited partner units issued and outstanding at March 31, 2003	18,501,576

	Limited Partners’ Interests	General Partner Interests	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Partners’ capital at January 1, 2002	$178,808	$(10,221)	$(1,087)	$167,500
Net Income	2,191	45	—	2,236
Change in fair value of derivatives	—	—	5,511	5,511
Comprehensive income	—	—	—	7,747

Partners’ capital at March 31, 2002	$180,999	$(10,176)	$4,424	$175,247

Limited partner units issued and outstanding at March 31, 2002	18,501,576

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. (“TNCLP”) Annual Report on Form 10-K for the year ended December 31, 2002. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”), are referred to herein, collectively, as the “Partnership”.

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

Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the three months ended March 31, 2003 and 2002, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.  Distributions to Unitholders

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” (as defined in the Partnership Agreement). The Partnership paid a $4.7 million cash distribution ($0.25 per common unit) on February 7, 2003. No cash distributions were paid in the first three months of 2002.

3.  Financing Arrangements

The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, Inc., the parent of the General Partner. At March 31, 2003, $13.5 million was deposited with Terra Capital, Inc. and earned interest at 1.3%, the rate received by Terra Capital, Inc. on its commingled cash investments. The amount of the demand notes was $2.8 million at March 31, 2002 and bore interest at the rate paid by Terra Capital on its short-term borrowings.

4.  Natural gas costs

Natural gas is the principal raw material used in the Partnership’s production of nitrogen products. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. Terra Industries’ current policy is to hedge 20–80% of its natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Deviations from this policy are permitted by notification of Terra Industries’ Board of Directors. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, use of financial derivatives may not exactly offset the change in the price of physical gas.

The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2003, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at March 31, 2003 to cover 14% of natural gas requirements for the succeeding twelve months.

Unrealized losses from forward pricing positions totaled $1.4 million as of March 31, 2003. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $1.1 million of realized losses on closed contracts relating to future periods that have been deferred to the respective period.

For the period ending March 31, 2003, recording the fair value of natural gas derivatives resulted in a $2.8 million decrease to current assets, a $1.9 million increase to current liabilities and a $4.7 million increase to accumulated other comprehensive loss. The decrease to current assets was to recognize the value of open natural gas contracts; the increase to current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

5.  Idled facilities

On February 27, 2003, the Partnership suspended production of ammonia and urea at its Blytheville, Arkansas plant and placed one of the two Verdigris, Oklahoma ammonia plants on standby due to the high natural gas prices. On March 13, 2003, the Partnership announced the restart of production at both facilities.

6.  Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” became effective for the Partnership’s fiscal year beginning January 1, 2003. This standard requires the Partnership to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on the Partnerships’ financial position or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impairments of long-lived assets—We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

Revenue recognition—Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling.

Inventory valuation—Inventories are stated at the lower of cost or estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen and methanol industries are characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent curtailment of production, while rapid declines in price could result in a lower of cost or market adjustment.

Three months ended March 31, 2003 compared with

three months ended March 31, 2002

Volumes and prices for the three-month periods ended March 31, 2003 and 2002 follow:

	2003		2002
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	50	$219	75	$135
UAN	438	86	420	63
Urea	102	153	120	104

*	After deduction of outbound freight costs

Revenues for the quarter ended March 31, 2003 increased $13.5 million, or 23.6%, compared with the same quarter in 2002 primarily as the result of higher prices for all Partnership products. Selling prices increased from last year primarily as the result of reduced global nitrogen supplies.

First quarter gross profits declined $9.4 million from 2002. Higher 2003 sales prices contributed about $19.1 to gross profits, but were more than offset by higher natural gas costs. First quarter natural gas costs increased almost 75%, or $29.7 million, from $2.62/MMBtu in 2002 to $4.57/MMBtu in 2003 (net of forward pricing gains or losses.) As a result of forward price contracts, first quarter 2003 natural gas costs for the Partnership were $4.7 million lower than spot prices.

Operating expenses of $2.0 million in 2003 was essentially unchanged from 2002. Net interest income (expense) in 2003 was $.1 million favorable to the 2002 first quarter due to higher cash balances and lower short-term borrowings.

Capital resources and liquidity

Net cash used for operating activities for the first three months of 2003 was $17.3 million composed of $3.7 million of cash used for operating activities and $13.6 million of increases to working capital balances. The primary increase in working capital consisted of a seasonal increase in inventory and current liabilities offset by a reduction in accounts receivable, prepaid expenses and other current assets.

Capital expenditures of $.9 million during the first three months of 2003 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2003 capital expenditures to approximate $4.0 million to fund replacement and stay-in-business additions to plant and equipment.

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” (as defined in the Partnership Agreement). The

Partnership paid a $4.7 million cash distribution ($0.25 per common unit) on February 7, 2003. The Partnership paid no cash distributions in the first three months of 2002.

The Partnership, along with Terra Industries Inc. (“Terra”), Terra Capital, Inc. and other affiliates, has a revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 65% of eligible finished goods inventory, less outstanding letters of credit. At March 31, 2003, the Partnership had no outstanding revolving credit borrowings or outstanding letters of credit, resulting in remaining borrowing availability of approximately $33.7 million under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s borrowing availability falls below $60 million, Terra is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from Terra’s financial statements. For the 12 months ended March 31, 2003, Terra’s operating cash flows as defined in the credit facility was $83.3 million.

The Partnership’s principal needs for funds are for support of its working capital and capital expenditures. The Partnership intends to fund its needs primarily from net cash provided by operating activities, and, to the extent required, from funds borrowed from others, including borrowings from Terra Capital, Inc., the parent of the General Partner. The Partnership believes that such sources of funds will be adequate to meet the Partnership’s working capital needs and fund the Partnership’s capital expenditures for at least the next 12 months.

Limited Call Right

At March 31, 2003, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner of any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner are restricted under the terms of Terra’s bank credit agreement as described therein.

FORWARD LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to the following: Changes in the financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Partnership’s Securities and Exchange Commission filings, in particular the “Factors that Affect Operating Results” section of its most recent Form 10-K.

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

(b) Reports on Form 8-K:

Form 8-K dated February 28, 2003 announcing Terra Nitrogen will cease production and standby on February 27, 2003 due to high natural gas prices.

Form 8-K dated March 6, 2003 announcing further information on Terra Nitrogen’s two plants put on standby on February 27, 2003 due to high natural gas prices.

Form 8-K dated March 14, 2003 announcing the resumption of near full capacity of its two previously idled plants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

By:	TERRA NITROGEN CORPORATION
as General Partner

By:	/S/ FRANCIS G. MEYER

Francis G. Meyer Vice President (PrincipalAccounting Officer)

Date:  April 25, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/S/ FRANCIS G. MEYER

Francis G. Meyer Senior Vice President and Chief Financial Officer