Form 10-Q
period 2003-09-30
TERRA NITROGEN CO L P /DE
filed 2003-10-31
CIK 879575

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Registrant’s telephone number:
(712) 277-1340

     At the close of business on October 31, 2003, there were 18,501,576 Common Units outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes     No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes X No

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA NITROGEN COMPANY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2003	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,281	$35,738	$14,462
Accounts receivable	22,398	26,760	27,090
Inventory — finished products	15,478	10,411	8,739
Inventory — materials and supplies	6,541	9,692	9,777
Prepaid expenses and other current assets	2,271	6,659	9,491

Total current assets	48,969	89,260	69,559

Net property, plant and equipment	86,918	126,056	127,800
Other assets	10,390	10,708	7,696

Total assets	$146,277	$226,024	$205,055

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$13,847	$21,520	$12,721
Customer prepayments	14,166	21,314	3,946
Current portion of long-term debt and capital lease obligations	56	53	53

Total current liabilities	28,069	42,887	16,720

Long-term debt and capital lease obligations	8,290	8,333	8,347
Long-term payable to affiliates	4,114	5,316	5,316
Other long-term liabilities	1,600	—	—
Partners’ capital	104,204	169,488	174,672

Total liabilities and partners’ capital	$146,277	$226,024	$205,055

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$86,202	$76,001	$275,033	$237,639
Other income	223	163	477	818

Total revenues	86,425	76,164	275,510	238,457
Cost of goods sold	84,865	71,595	280,716	223,859

Gross profit (loss)	1,560	4,569	(5,206)	14,598
Operating expenses	2,330	2,598	6,824	7,242
Impairment of long-lived assets	—	—	40,655	—

Operating income (loss)	(770)	1,971	(52,685)	7,356
Interest expense	(198)	(8)	(204)	(135)
Interest income	9	47	81	51

Net income (loss)	$(959)	$2,010	$(52,808)	$7,272

Net income (loss) allocable to limited partners’ interest	$(940)	$1,971	$(51,752)	$7,127

Net income (loss) per limited partnership unit	$(0.05)	$0.11	$(2.80)	$0.39

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,

	2003	2002

Operating activities:

Net income (loss) from operations	$(52,808)	$7,272
Adjustments to reconcile net income to net cash flows from operating activities:
Impairment of long-lived assets	40,655	—
Depreciation and amortization	9,207	9,824
Changes in operating assets and liabilities:
Receivables	4,362	5,221
Inventories	(6,112)	9,904
Prepaid expenses	4,388	(1,876)
Accounts payable, accrued liabilities and customer prepayments	(22,579)	1,559
Change in other assets	(2,846)	1,706

Net cash flows from operating activities	(25,733)	33,610

Net cash flows from investing activities:

Capital expenditures	(1,763)	(1,289)

Financing activities:

Net changes in short-term borrowings	—	(14,293)
Issuance (repayment) of long-term debt and capital lease obligations	(1,241)	200
Partnership distributions paid 4,720)	(3,776)

Net cash flows from financing activities	(5,961)	(17,869)

Net increase (decrease) in cash and cash equivalents	(33,457)	14,452
Cash and cash equivalents at beginning of period	35,738	10

Cash and cash equivalents at end of period	$2,281	$14,462

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNER’S CAPITAL

			Accumulated
	Limited	General	Other	Total
	Partners’	Partners’	Comprehensive	Partners’
(in thousands, except for Units)	Interests	Interests	Income (loss)	Capital

Partners’ capital at January 1, 2003	$177,463	$(10,248)	$2,273	$169,488
Net loss	(51,752)	(1,056)	(7,756)	(52,808)
Change in fair value of derivatives	—	—	—	(7,756)

Comprehensive loss	—	—	—	(60,564)
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at September 30, 2003	$121,085	$(11,398)	$(5,483)	$104,204

Limited partner units issued and outstanding at September 30, 2003		18,501,576

			Accumulated
	Limited	General	Other	Total
	Partners’	Partners’	Comprehensive	Partners’
(in thousands, except for Units)	Interests	Interest	Income (loss)	Capital

Partners’ capital at January 1, 2002	$178,808	$(10,221)	$(1,087)	$167,500
Net income	7,127	145	—	7,272
Change in fair value of derivatives	—	—	3,676	3,676

Comprehensive income	—	—	—	10,948
Distributions	(3,738)	(38)	—	(3,776)

Partners’ capital at September 30, 2002	$182,197	$(10,114)	$2,589	$174,672

Limited partner units issued and outstanding at September 30, 2002		18,501,576

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month in which the hedged transactions closed. Swaps, options and other derivative instruments that do not qualify for hedge accounting treatment are marked to market each accounting period. Costs associated with settlement of natural gas purchase contracts and costs for product shipping and handling are included in cost of sales.

Net income per limited partnership unit is computed by dividing net income, less a 2% share allocable to the General Partner for the nine months ended September 30, 2003 and 2002, respectively, by 18,501,576 limited partner units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion as Available Cash for such taxable year was distributed to the General Partner and the Limited Partners. If there is no cash distribution, net income is allocated to the Limited Partners and the General Partner generally based on their respective ownership percentages. Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests (up to 50%) to the extent that distributions of Available Cash exceed specified amounts.

2.	Distributions to Unitholders

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” (as defined in the Partnership Agreement). The Partnership paid a $4.7 million cash distribution ($0.25 per common unit) on February 7, 2003 and a $3.8 million cash distribution ($0.20 per common unit) on August 26, 2002.

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

The Partnership has entered into forward pricing contracts for a portion of its natural gas requirements for the remainder of 2003 and 2004, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at September 30, 2003 to cover 32% of natural gas requirements for the succeeding twelve months.

Unrealized losses from forward pricing positions totaled $4.2 million as of September 30, 2003. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $1.3 million of realized losses on closed North America contracts relating to future periods that have been deferred to the respective period.

On September 30, 2003, the fair value of the derivatives resulted in a $2.6 million decrease in other current assets and a $5.1 million increase in current liabilities to reclassify deferred losses on closed contracts relating to future periods.

5. Idled facilities and impairment of long-term assets

On February 27, 2003, the Partnership suspended production of ammonia and urea at its Blytheville, Arkansas plant and placed one of the two Verdigris, Oklahoma ammonia plants on standby due to the high natural gas prices. On March 13, 2003, the Partnership announced the restart of production at both facilities.

On June 26, 2003, the Partnership suspended production at its Blytheville, Arkansas facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Terra commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led Terra management to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly a $40.7 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. The Partnership resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. The Partnership expects production to continue through at least April 30, 2004.

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

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The provisions of FIN 46 applied to the Partnership on September 15, 2003. FIN 46 did not have an impact to our financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting purposes. The preparation of these financial statements requires us to make estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below.

Impairments of long-lived assets — We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and costs. During the 2003 second quarter, events occurred that necessitated an evaluation of recoverability of assets at our Blytheville facility.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Terra commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led Terra management to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly a $40.7 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. The Partnership expects production to continue through April 30, 2004. We anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

Revenue recognition — Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling.

Inventory valuation — Inventories are stated at the lower of cost or estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen industry is characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent curtailment of production, while rapid declines in price could result in a lower of cost or market adjustment.

Three months ended September 30, 2003 compared with
three months ended September 30, 2002

Volumes and prices for the three-month periods ended September 30, 2003 and 2002 follow:

	2003		2002
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*

Ammonia	72	$232	83	$138
UAN	571	96	594	70
Urea	32	171	100	122

*After deducting outbound freight costs

Revenues for the quarter ended September 30, 2003 increased $10.3 million, or 13.5%, compared with the same quarter in 2002 as the result of higher sales prices partly offset by lower sales volumes. Lower nitrogen supplies and higher natural gas costs were the primary factor causing the increased prices as compared to the 2002 third quarter. Third quarter 2003 sales volumes, particularly for urea, were affected by a decision to suspend production at the Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices.

Third quarter gross profits declined $3.0 million from 2002. Higher 2003 sales prices contributed $23 million to gross profits, but were more than offset by increased natural gas costs and $3.2 million of idle plant costs at Blytheville. Third quarter natural gas costs increased 73%, or $22 million, as unit costs increased from $2.96/MMBtu in 2002 to $5.11/MMBtu in 2003 (net of forward pricing gains or losses). As a result of forward price contracts, third quarter 2003 natural gas costs for the Partnership were $1.7 million higher than spot prices.

Operating expenses were essentially unchanged in 2003 from 2002. Net interest income/expense was $.2 million higher than the 2002 third quarter due to lower cash balances and higher short-term borrowings during the 2003 third quarter.

Nine months ended September 30, 2003 compared with
nine months ended September 30, 2002

Volumes and prices for the nine-month periods ended September 30, 2003 and 2002 follow:

	2003		2002
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*

Ammonia	204	$237	287	$147
UAN	1,647	96	1,839	69
Urea	269	164	342	113

*After deducting outbound freight costs

Revenues for the nine months ended September 30, 2003 increased $37.1 million, or 15.5%, compared with the same period in 2002 as the result of higher prices partly offset by lower sales volumes. Sales prices were higher as the result of decreased supplies of nitrogen fertilizer caused by high natural gas costs that resulted in industry-wide production curtailments. Sales volumes in 2003 were lower than previous year due to curtailments of Partnership production including a decision to suspend production on June 26, 2003 at the Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices.

Gross profits during the 2003 first nine months declined $19.8 million from 2002. Higher 2003 sales priced contributed $76 million to gross profits, but were more than offset by higher natural gas costs, lower sales volumes and idle plant costs. First nine months the cost of natural gas purchases increased $84 million, or 83%, over the 2002 period as unit costs, net of forward pricing gains and losses, increased to $5.30/MMBtu during the 2003 first nine months compared to $2.89/MMBtu during the same 2002 period (net of forward pricing gains or losses). Natural gas costs in the 2003 first nine months were $2.2 million lower than spot prices as the result of forward price contracts.

Operating expenses and net interest expenses were essentially unchanged in 2003 from 2002.

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

Capital resources and liquidity

Net cash used in operations for the first nine months of 2003 was $25.7 million composed of $2.9 million of cash used for operating activities and $22.8 million used to fund working capital needs. Working capital needs consisted primarily of declines in accounts payable, accrued liabilities and customer prepayment balances since December 31, 2002.

Capital expenditures of $1.8 million during the first nine months of 2003 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2003 capital expenditures to approximate $3.0 million to fund replacement and stay-in-business additions to plant and equipment.

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” (as defined in the Partnership Agreement). The Partnership paid a $4.7 million cash distribution ($0.25 per common unit) on February 7, 2003 and a $3.8 million cash distribution ($0.20 per common unit) on August 26, 2002.

The Partnership, along with Terra Industries Inc. (“Terra”), Terra Capital, Inc. and other affiliates, has a revolving credit facility that expires in September 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 65% of eligible finished goods inventory, less outstanding letters of credit. At September 30, 2003, the Partnership had no outstanding revolving credit borrowings or outstanding letters of credit, resulting in remaining borrowing availability of approximately $22.2 million under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs. The credit facility also requires that the Partnership adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s borrowing availability falls below $60 million, Terra is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from Terra’s financial statements. For the 12 months ended September 30, 2003, Terra’s operating cash flows as defined in the credit facility was $80 million. Terra is also required to maintain a minimum unused borrowing availability of $30 million at all times. At September 30, 2003, its remaining borrowing availability under the facility was approximately $102.0 million.

The Partnership’s principal needs for funds are for support of its working capital and capital expenditures. The Partnership intends to fund its needs primarily from net cash provided by operating activities, and, to the extent required, from funds borrowed from others, including borrowings from Terra Capital, Inc., the parent of the General Partner.

Terra’s ability to meet its bank covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could require additional costs and fees to amend the bank facilities or could result in termination of the Partnership’s bank facilities. Access to adequate bank facilities is critical to funding our operating cash needs. Terra currently anticipates that it will be able to meet its covenants through 2004. Nevertheless, if there were to be any adverse changes in the factors discussed above, Terra might need a waiver of its bank covenants and there is no assurance Terra could obtain such waivers.

The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by Terra’s bank agreement covenants.

Limited Call Right

At September 30, 2003, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner of any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner are restricted under the terms of Terra’s bank credit agreement as described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s operations are significantly affected by the price of natural gas. It employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. For more information about how the Partnership manages specific risk exposures, refer to its most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A ‘Quantitative and Qualitative Disclosures about Market Risk” and Note 13 — Derivative Financial Instruments contained in Item 8.

The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at September 30, 2003 to cover 32% of its natural gas requirements for the succeeding twelve months (see Note 4). The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by Terra’s bank agreement covenants.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Form 8-K dated July 31, 2003 announcing second quarter results

Form 8-K dated September 17, 2003 announcing plans to restart the Blytheville facility

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

	By:	TERRA NITROGEN CORPORATION as General Partner

	By:	/s/ Francis G. Meyer Francis G. Meyer Vice President (Principal Accounting Officer)

Date: October 31, 2003