Form 10-K
period 2003-12-31
TERRA NITROGEN CO L P /DE
filed 2004-03-12
CIK 879575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-10877

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

TERRA NITROGEN COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	73-1389684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terra Centre 600 Fourth Street P. O. Box 6000 Sioux City, Iowa	51102-6000
(Address of principal executive offices)	(Zip Code)

(712) 277-1340

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests Evidenced by Depositary Receipts	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,437,218.30.

The number of shares outstanding of the registrant’s Partnership units, as of March 1, 2004, was 18,501,576.

Terra Nitrogen Company, L.P.

Form 10-K

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

General

Terra Nitrogen Company, L.P. (“TNCLP”) is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”). Terra Nitrogen Corporation (“TNC” or “General Partner”), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the “Partnership,” unless the context otherwise requires) and owns a consolidated 2.0% interest in the Partnership. TNC is an indirect, wholly-owned subsidiary of Terra Industries Inc. (“Terra” or “the company”), a Maryland corporation. Terra is an industry leader in the production of nitrogen products and methanol. Terra is one of the largest North American producers of anhydrous ammonia and nitrogen solutions and is the largest producer of ammonia and ammonium nitrate in the U.K. In addition, during 2003 Terra was the largest U.S. producer of methanol.

Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units. Terra and its subsidiaries owned 13,889,014 common units as of December 31, 2003, and the balance are traded on the New York Stock Exchange under the symbol “TNH.” The common units are referred to herein individually as a “unit” and collectively as “units.”

Terra makes available free of charge through its web site, www.terraindustries.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Terra’s Internet web site and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

The Partnership’s nitrogen products are described in greater detail below:

Anhydrous Ammonia

The Partnership produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, at two manufacturing facilities in Verdigris, Oklahoma and Blytheville, Arkansas. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts.

Ammonia contains 82% nitrogen by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied during a shorter period of the growing season. Ammonia must be injected into the soil by specialized equipment, and soil conditions can limit its application.

In addition, in most areas of the world, especially in lesser-developed countries, dealers and farmers lack the equipment necessary to store, ship and apply ammonia and are required to use other forms of nitrogen fertilizer. Ammonia can be upgraded into solid or liquid fertilizers, like urea and UAN, which are easier to transport, store and apply than ammonia.

Urea

The Partnership produces granular urea at its Blytheville, Arkansas facility by upgrading portions of its ammonia production. Solid urea is produced by converting ammonia into urea solution that is then concentrated and either prilled or granulated. Prilled materials are the most common form of solid urea. Granular urea may command a modest price premium in certain markets because the consistency in size of the granules (relative to prills) results in a more controllable and uniform spreading pattern and better blending characteristics. The Partnership does not produce prilled urea.

Dry urea contains 46% nitrogen by weight, the highest level for any solid nitrogen product. Dry urea is used both as a direct application fertilizer and as an ingredient in the dry bulk blending of mixed fertilizer grades. Urea is transported and stored in bulk or in bags and is often blended by distributors into customized fertilizers containing other nutrients. In addition, urea liquor (urea solution) is used as an animal feed supplement and in industrial applications.

UAN

The Partnership produces UAN at its Verdigris, Oklahoma and Blytheville, Arkansas facilities by upgrading portions of its ammonia production. UAN is produced by combining urea solution and ammonium nitrate solution. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized when transported or stored.

The nitrogen content of UAN is typically 28% to 32% by weight. As a liquid, UAN has many advantages over solid fertilizers and anhydrous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Moreover, due to its stable nature, UAN can be a preferred fertilizer choice for crops requiring soil surface applications (such as no-till row crops) since UAN is less subject to volatization losses. The use of conservation tilling and “no-till” farming techniques, which reduce erosion, has increased in the United States over the past decade. This trend, if continued, will likely increase UAN demand.

Marketing and Distribution

The Partnership sells its products primarily in the Central and Southern Plains and Corn Belt regions of the United States. The Partnership’s two facilities (in Verdigris, Oklahoma and Blytheville, Arkansas) are located near the major crop producing and consuming areas of the United States, and the Partnership has ready access to barge, truck and rail transportation at both facilities. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. The Partnership’s products are marketed and distributed through an organization based in Sioux City, Iowa that provides combined services to the Partnership and to Terra. For further information on the combined organizations of the General Partner and its affiliates, see Footnote 4 to Item 8 “Financial Statements and Supplementary Data”.

All of the Partnership’s sales are at the wholesale level. The Partnership’s customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The Partnership sells a majority of its nitrogen fertilizer products to dealers. No single customer accounted for more than 10% of the Partnership’s 2003 sales.

Production and Terminal Facilities

Production Facilities

The Partnership’s two facilities in Blytheville, Arkansas and Verdigris, Oklahoma produce nitrogen fertilizer products. These facilities have the production capacities shown in the table at right.

	Annual Capacity in Tons[1]
Location	Ammonia[2]	Urea	UAN
Blytheville, Arkansas	420,000	480,000	30,000
Verdigris, Oklahoma[3]	1,050,000	—	2,200,000
Total	1,470,000	480,000	2,230,000

[1]	The annual capacity contains an allowance for a planned maintenance shutdown.
[2]	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
[3]	The proven annual UAN capacity at Verdigris has increased from 2,180,000 tons in 2002 to 2,200,000 in 2003.

Both the Partnership’s manufacturing facilities are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Partnership’s fertilizer manufacturing facilities was 95% in 2003, 102% in 2002 and 81% in 2001. Terra’s capacity utilization was above rated capacity in 2002 due to a deferred turnaround and a record UAN production at the Verdigris facility. Capacity utilization was down in 2001 and 2003 reflecting several plant shutdowns due to market conditions.

The Partnership ceased production at the Blytheville, Arkansas facility and at one of the two Verdigris, Oklahoma ammonia plants on February 27, 2003 because of high natural gas prices. The Partnership resumed full capacity production at both facilities on March 13, 2003 when natural gas prices decreased and product prices improved. On July 1, 2003, the Partnership suspended ammonia and urea production at Blytheville due to concerns the facility would not cover its cash costs because of continuing high natural gas costs and seasonal declines in fertilizer prices. At that time, the Partnership recorded a $40.7 million charge for the impairment of Blytheville’s long-term assets as the Partnership’s general partner, TNC, concluded that future market conditions may not justify ongoing investment in the maintenance and replacement capital required to operate the Blytheville facility for its established useful life. Production resumed at Blytheville on October 1, 2003 in response to higher urea selling prices and improved seasonal demand. TNCLP expects Blytheville’s production to continue through at least April 30, 2004.

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

The Blytheville, Arkansas facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant. TNCLP leases the ammonia plant from the City of Blytheville at a nominal annual rate. The ammonia plant lease is scheduled to expire in November 2009, and the Partnership has an option to extend the lease for 11 successive terms of five years each at the same rental rate. The Partnership has an unconditional option to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The urea plant lease is scheduled to expire in October 2010, and the Partnership has an option to extend the lease for three successive terms of five years each at the same rental rate. The Partnership also has a similar, unconditional option to purchase the urea plant for a nominal price.

The Partnership’s fixed assets are subject to a lien securing an $8.2 million note payable by the Partnership to a subsidiary of Terra.

Terminal Facilities

The Partnership owns and operates three terminals used to store and distribute UAN to customers. The Partnership owns UAN terminals near Dublin, Indiana (Henry and Wayne Counties), Blair, Nebraska (Washington County), and Pekin, Illinois (Tazewell County). In addition, the Blair, Nebraska terminal stores and distributes anhydrous ammonia.

Breakdown of Revenue by Product

Revenue contributions of the Partnership’s principal products (as a percentage of the Partnership’s total revenues) for each of the last three years appear in the table at right.

	2003	2002	2001
Ammonia	22%	21%	20%
UAN	60%	61%	66%
Urea	18%	18%	14%
	100%	100%	100%

Credit

The Partnership’s credit terms are generally 15-30 days from date of shipment, but may be extended for longer periods during certain sales seasons consistent with industry practices. The Partnership’s bad debt write-offs have been less than $1 million annually for each of the past three years.

Seasonality and Volatility

The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries, and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall as depleted inventories are restored.

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

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. During the mid-to-late 1990s favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. More recently, depressed U.S. prices and margins for nitrogen products have resulted in some curtailments or shutdowns of North American capacity. Some, but not all, of these shutdowns are expected to be permanent.

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas. The Partnership believes there is a sufficient supply of natural gas for the foreseeable future and has entered into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

Terra’s natural gas procurement policy, which also applies to the Partnership’s gas procurement, is to fix or cap the price of 20% to 80% of its natural gas requirements for a rolling 12-month period, and up to 50% of its natural gas requirements for the subsequent 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Departures from the policy are permitted with the approval of Terra’s Board of Directors. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities’ natural gas costs have been and likely will continue to be substantially lower than the Partnership’s.

If natural gas prices rise, the Partnership may benefit from its use of forward-pricing techniques. Conversely, if natural gas prices fall, the Partnership may incur costs above the then-available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward- pricing contracts are based on a designated price, which price is referenced to physical natural gas prices or appropriate NYMEX futures contract prices.

Transportation

The Partnership uses several modes of transportation to ship product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. The Partnership uses approximately 57 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in numerous states. Railcars are the major source of transportation for shipments from the Partnership’s manufacturing facilities. Terra currently leases approximately 2,100 railcars. The Partnership also owns 10 nitric acid railcars. In addition, the Verdigris facility distributes ammonia through a common carrier pipeline.

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

Research and Development

The Partnership currently is not undertaking any significant, ongoing research and development efforts.

Competition

Nitrogen products are global commodities, and the Partnership’s customers include distributors, industrial end-users, dealers and other fertilizer producers. Customers make purchasing decisions principally on the delivered price and availability of the product. The Partnership competes with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of the Partnership’s principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Partnership. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies, particularly those with facilities in warmer climates. Natural gas comprises a significant portion of the raw materials cost of the Partnership’s nitrogen products. Competitive natural gas purchasing is essential to maintaining a low-cost product position. The Partnership competes with other manufacturers of nitrogen products on delivery terms and availability of products, as well as on price.

Environmental and Other Regulatory Matters

The Partnership’s operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state or other regulatory agencies. The Partnership takes precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or analogous laws for all or part of the costs of such investigation and remediation.

Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership’s production facilities) has retained liability for certain environmental matters originating prior to the Partnership’s acquisition of these facilities.

The Partnership may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at its facilities to comply with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically apply to competitors as well. The Partnership estimates that the cost of additional equipment to comply with these requirements in 2004 and beyond will be less than $10 million.

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

Revenues and Assets

The Partnership’s revenues from external customers, measure of profit and loss and total assets for the years 2001-2003 are included in Item 8.

Employees

The Partnership does not have any employees.

The General Partner is responsible for managing the Partnership. As of December 31, 2003, the General Partner had 240 employees. None of the General Partner’s employees that work in connection with the Partnership’s business are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Limited Call Right

Since less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the common units at December 31, 2003. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation to the knowledge of the Partnership that would have a material adverse effect on the business or financial condition of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

No matters were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S UNITS AND RELATED UNITHOLDER MATTERS

TNCLP’s common units are listed on the New York Stock Exchange. The high and low sales prices of the common units for each quarterly period for 2003 and 2002, as reported on the New York Stock Exchange Composite Price History, are shown on the right.

	2003		2002
Quarter	High	Low	High	Low
1st	$7.05	$4.33	$7.25	$5.25
2nd	6.05	4.85	6.75	5.70
3rd	5.47	3.90	6.00	3.60
4th	5.80	4.40	6.00	3.22

Based on information received from TNCLP’s transfer and servicing agent, the number of registered unitholders as of March 1, 2004 is 294. TNC owned 11,172,414 common units as of December 31, 2003. Terra Capital, Inc. owned 2,716,600 common units as of December 31, 2003.

The quarterly cash distributions paid to the holders of common units and the General Partner in 2003 and 2002 appear in the table on the right.

	Amount Per Common Unit	Amount Distributed to General Partner
2003
First Quarter	$.25	$94,000
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—

2002
First Quarter	—	—
Second Quarter	—	—
Third Quarter	$.20	$75,000
Fourth Quarter	$.20	$76,000

Under TNCLP’s limited partnership agreement, cash distributions to unitholders are based on Available Cash for the quarter as defined therein. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. For additional information regarding cash distributions, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis.” There are a number of factors which affect the amount of taxable income reported to unitholders including Partnership earnings, capital spending and cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Financial and Operating Data

The following table sets forth the Partnership’s historical financial and operating data for each of the five years ended December 31, 2003. This information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

Selected Historical Financial and Operating Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands, except per Unit Amounts and Average Realized Prices)
Income Statement Data:
Revenues	$404,552	$325,919	$304,872	$320,239	$257,166
Other income	800	1,003	953	744	787

Total revenues	405,352	326,922	305,825	320,983	257,953
Cost of goods sold	390,662	310,993	304,648	288,468	256,956

Gross profit	14,690	15,929	1,177	32,515	997
Operating expenses	9,087	9,439	10,074	11,493	7,797
Impairment of long-lived assets	40,655	—	—	—	—

Income (loss) from operations	(35,052)	6,490	(8,897)	21,022	(6,800)
Interest expense	(300)	(560)	(924)	(1,436)	(1,947)
Interest income	84	250	2	623	649

Net income (loss)	$(35,268)	$6,180	$(9,819)	$20,209	$(8,098)

Net income (loss) per limited partnership unit	$(1.87)	$0.33	$(0.52)	$1.07	$(0.43)

Partnership Distributions Paid:
Common units	4,626	7,401	8,140	4,071	—
General partner	94	151	166	83	—

Total partnership distributions	$4,720	$7,552	$8,306	$4,154	$—

Distributions Paid Per Common Unit:	$0.25	$0.40	$0.44	$0.22	$—

Balance Sheet Data (at period end):
Property, plant and equipment, net	$84,691	$126,056	$136,335	$147,597	$157,275
Total assets	196,238	226,024	210,417	224,034	242,424
Long-term debt and capital lease obligations, including current portion	8,333	8,386	8,200	9,250	847
Partners’ capital	132,277	169,488	167,500	186,712	170,657

Operating Data:
Production (000’s tons):
Ammonia—net of upgrades	366	394	226	332	452
UAN	2,280	2,327	1,982	2,184	2,114
Urea	335	446	140	264	395

Total production	2,981	3,167	2,348	2,780	2,961

Sales volume (000’s tons):
Ammonia	336	394	259	373	479
UAN	2,280	2,475	1,942	2,409	2,191
Urea	390	450	290	282	417

Total sales	3,006	3,319	2,491	3,064	3,087
Average realized prices ($/ton):
Ammonia	$242	$153	$210	$156	$117
UAN	97	70	93	78	60
Urea	168	116	134	134	93

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a producer and marketer of nitrogen products for use in agricultural and industrial markets. Nitrogen is a commodity chemical and prices are established based on global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. For example, high nitrogen margins in 1995 led to capacity expansion projects globally that resulted in capacity increases that were, in the short term, substantially greater than demand growth, causing oversupply conditions that reduced nitrogen prices. Since 1998, that new global capacity has been partially offset by permanent plant closings in the U.S. and Europe. In order to be viable under these market conditions, a producer must be among the low-cost producers to markets it serves and have a financial position that can sustain it during periods of oversupply.

We operate facilities at Verdigris, Oklahoma and Blytheville, Arkansas. During 2003, we determined that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the Blytheville facility’s established useful life. Accordingly, a $40.7 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. We expect production to continue through at least April 30, 2004. We anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since we compete with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2002 did not permit us to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production by Terra and other producers. These curtailments contributed to reductions in global nitrogen product supplies, which have enabled nitrogen price increases to current levels.

Our earnings are very sensitive to small changes in the prices of major products and natural gas costs. Assuming Verdigris operates at 95% of rated capacity, operating income and cash flows will change by $2.6 million for a $10/ton change in the price of anhydrous ammonia, $10.5 million for a $5/ton change in the price of UAN solutions and $3.4 million for $0.10/MMBtu change to cost of natural gas. During 2003, the Partnership realized selling prices of $242/ton and $97/ton for ammonia and UAN solutions, respectively, and paid an average $5.21/MMBtu for natural gas including the effect of forward purchase decisions.

Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Offshore producers are most competitive in regions close to the point of entry for imports, including the Gulf Coast and East Coast of North America. Importers are less competitive in serving the main corn-growing regions of the U.S. This is due to limited distribution infrastructure and high freight costs to ship products from the ports to end-use markets.

Our sales volumes are primarily dependent upon the operating rates for our plants. We may purchase product from other manufacturers or importers for resale, but gross margins on those volumes would rarely be significant. The profitability and cash flows from our operations are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 in the “Business and Properties” section of this report.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for reporting purposes. The preparation of these financial statements requires us to make estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different amounts being reported under different assumptions and conditions. Our critical accounting policies are described below.

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

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led us to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s established useful life. Accordingly, a $40.7 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. We expect production to continue through April 30, 2004. We anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

Revenue Recognition

Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling.

Inventory Valuation

Inventories are stated at the lower of cost and estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen industry is characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent production curtailment, while rapid price declines could result in a lower of cost and market adjustment.

Derivatives and Financial Instruments

The Partnership accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in earnings unless the normal purchase or sale exception or hedge accounting is elected.

The General Partner enters into derivative instruments including future contracts, swap agreements, and purchased options to cap or fix prices for a portion of natural gas production requirements. The General Partner has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the Partnership to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

Factors That Affect Operating Performance

Factors that may affect the Partnership’s operating results include: the relative balance of supply and demand for nitrogen fertilizers, the availability and cost of natural gas, the number of planted acres – which is affected by both worldwide demand and government policies, the types of crops planted, the effects general weather patterns have on the timing and duration of fieldwork for crop planting and harvesting, the effect of environmental legislation on supply and demand for the Partnership’s products, the availability of financing sources to fund seasonal working capital needs and the potential for interruption to operations due to accidents or natural disasters.

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2003 accounted for about 65% of total costs and expenses (excluding impairment of long-lived assets) for the Partnership. A significant increase in the price of natural gas that is not covered by forward pricing arrangements or recovered through an increase in the price of related nitrogen products would have an adverse effect on the Partnership’s business, financial condition and results of operations. During parts of 2003 and 2001, spikes in North American natural gas markets prompted industry-wide nitrogen production curtailments. We produced only 90% and 95% of our total nitrogen capacity in 2001 and 2003, respectively, because of plant shutdowns and production curtailments related to high natural gas costs and to balance inventory levels to demand. A portion of global nitrogen products is manufactured at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, priced substantially lower than the Partnership’s natural gas.

The Partnership enters into forward pricing contracts for natural gas so long as such arrangements would not result in costs that would be greater than expected selling prices for finished products manufactured by the Partnership. Terra’s natural gas forward pricing policy (which is applicable to the Partnership) has been to fix or cap the price of between 20% and 80% of its natural gas requirements for a rolling 12- month period and up to 50% of its natural gas requirements for the subsequent 24-month period through supply contracts, financial derivatives and other instruments. Deviations from this policy are permitted through notification to Terra’s Board of Directors. The Partnership’s December 31, 2003 forward positions covered 33% of its expected 2004 natural gas requirements and none beyond.

Prices for nitrogen products are influenced by the world supply and demand balance for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that influence food consumption. Short-term demand is affected by world economic conditions and international trade decisions. For example, 2001 demand was also reduced, in part, due to relatively high nitrogen prices and low grain prices. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America.

Weather can significantly affect demand for the Partnership’s products. Weather conditions that delay or intermittently disrupt fieldwork during the planting season may cause agricultural customers to use forms of nitrogen fertilizer that are more or less favorable to the Partnership’s sales. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay for crop inputs purchased from Terra’s dealer customers. Conversely, low crop yields often increase the planted areas in the subsequent growing season, which, in turn, increases the demand for nitrogen fertilizer.

The Partnership’s business is highly seasonal, with the majority of its products used during the second quarter in conjunction with spring planting. Due to the business’ seasonality and the relatively brief periods during which products can be used by customers, the Partnership and its customers generally build inventories during the second half of the year to ensure product availability during the peak sales season. For its current level of sales, the Partnership requires lines of credit to fund inventory increases and to support customer credit terms. The Partnership believes that its credit facilities are adequate for expected 2004 sales levels.

The Partnership’s operations may be subject to significant interruption if one or more of its facilities were to experience a major accident or natural disaster. The Partnership currently maintains insurance, including business interruption insurance, which it believes is sufficient to allow the Partnership to cover major damage to any of its facilities.

RESULTS OF OPERATIONS – 2003 COMPARED WITH 2002

The Partnership’s sales volumes and prices for 2003 and 2002 follow (quantities in thousands of tons):

	2003		2002
	Sales Volumes	Avg. Unit Price*	Sales Volume	Avg. Unit Price*
Ammonia	336	$242	394	$153
UAN	2,280	97	2,475	70
Urea	390	168	450	116

*	After deducting outbound freight costs

Revenues for 2003 increased $78.5 million, or 24%, to $405.4 million compared with $326.9 million in 2002 as the result of higher selling prices partly offset by lower sales volumes. Sales prices were higher as the result of lower nitrogen fertilizer supplies caused by increased demand and industry-wide production curtailments. Sales volumes in 2003 were lower than the previous year due to curtailments of Partnership production. The Partnership ceased production at the Blytheville, Arkansas facility and at one of the two Verdigris, Oklahoma ammonia plants on February 27, 2003 because of high natural gas prices. The Partnership resumed full capacity production at both facilities on March 13, 2003 when natural gas prices decreased and product prices improved. On July 1, 2003, the Partnership suspended ammonia and urea production at Blytheville due to concerns the facility would not cover its cash costs because of continuing high natural gas costs and seasonal declines in fertilizer prices. At that time, the Partnership recorded a $40.7 million charge for the impairment of Blytheville’s long-term assets as the Partnership’s general partner, TNC, concluded that future market conditions may not justify ongoing investment in the maintenance and replacement capital required to operate the Blytheville facility for its established useful life. Production resumed at Blytheville on October 1, 2003 in response to higher urea selling prices and improved seasonal demand. TNCLP expects Blytheville’s production to continue through at least April 30, 2004.

Gross profits during 2003 were $14.7 million and declined $1.2 million from 2002. Higher 2003 selling prices contributed $113 million to gross profits, but were more than offset by higher natural gas costs, lower sales volumes and idle plant costs. The 2003 cost of natural gas purchases increased $104 million, or 67% over 2002 as unit costs, net of forward pricing gains and losses, increased to $5.21 per million British thermal units (“MMBtu”) for 2003 compared to $3.12/MMBtu for 2002. Natural gas costs in 2003 were $3.0 million higher than spot prices as the result of forward price contracts.

Operating expenses of $9.1 million declined $0.3 million, or 4%, as the result of reduced headcount and lower spending for administrative activities. Net interest expense of $0.2 million was $0.1 million lower than in 2002 due to lower borrowing levels and higher cash balances.

RESULTS OF OPERATIONS – 2002 COMPARED WITH 2001

The Partnership’s sale volumes and prices for 2002 and 2001 follow (quantities in thousand of tons):

	2002		2001
	Sales Volumes	Avg. Unit Price*	Sales Volumes	Avg. Unit Price*
Ammonia	394	$153	259	$210
UAN	2,475	70	1,942	93
Urea	450	116	290	134

*	After deducting outbound freight costs

Revenues for 2002 were $326.9 million and increased $21.1 million, or 7%, from $305.8 million in 2001 as higher selling volumes were partially offset by substantially lower selling prices. Selling prices were lower as the result of increased supplies of nitrogen fertilizer in contrast to 2001 when high natural gas costs caused industry-wide production curtailments. The revenue shortfall from lower prices was more than offset by higher 2002 volumes as compared to the previous year. Sales volumes in 2001 were depressed due to lower production rates, reduced demand in response to high prices and increased competition from imports. In 2002, less volatile natural gas costs resulted in more normal production rates and demand increased to pre-2001 levels in response to lower nitrogen prices and higher grain prices.

Gross profits during 2002 totaled $15.9 million compared to $1.2 million for 2001. The increase in gross profits was primarily related to lower natural gas costs and higher sales volumes, offset in part by reduced selling prices. Natural gas unit costs declined $64.5 million in 2002 reflecting unit costs that, including $7.1 million of gains of forward pricing contracts, averaged $3.12/MMBtu during 2002 compared to $4.29/MMBtu in 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for 2003 was $14.2 million compared to $59.1 million in 2002, a decline of $44.9 million principally due to a $2.6 million increase to working capital needs in 2003 compared to a $42.2 million decline to working capital balances during 2002. Working capital changes in 2002 included reductions to accounts receivable and inventory balances, and an increase in cash received from customers for prepayments, as a result of tighter nitrogen supply/demand fundamentals as compared to market conditions at the end of 2001. Higher selling prices and natural gas costs at the end of 2003 compared to 2002 required $13.3 million of cash to fund the increased value of year-end accounts receivable and inventory balances. In addition, accounts payable balances declined $12.7 million from the prior year primarily as the result of lower credit availability from natural gas suppliers. Offsetting the cash required to fund 2003 increases to current assets and reductions in accounts payable balances was a $19.7 million increase to accrued liabilities and customer prepayments which reflected the higher price and demand for prepayment arrangements as compared to last year. At December 31, 2003, we had received $41.3 million of customer prepayments that we expect to be substantially fulfilled during the first half of 2004.

Capital expenditures of $1.9 million during 2003 were used primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2004 capital expenditures to approximate $5.0 million to fund replacement and stay-in-business additions to plant and equipment.

Contractual obligations and commitments to make future payments, other than notes due to affiliates, were as follows at December 31, 2003:

	Payments Due In
(in thousands)	Less than One Year	One to Three Years	Three to Five Years	Thereafter
Capital lease obligations	$58	$75	$—	$—
Operating leases	8,791	12,279	5,298	562

Total	$8,849	$12,354	$5,298	$562

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from net cash provided by operating activities and, to the extent required, from funds borrowed under the joint revolving bank credit facility (described below) or from Terra Capital, Inc., the parent of the General Partner.

Terra, Terra Capital, Inc., the Partnership and certain other Terra affiliates have a $175 million joint revolving bank credit facility that expires in June 2005. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At December 31, 2003, the Partnership had no outstanding borrowings or letters of credit, resulting in availability of approximately $70.0 million under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

Under the credit facility, Terra and its subsidiaries, including the Partnership, are subject to covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s aggregate borrowing availability falls below $60 million, Terra is required to have generated $60 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. For the 12 months ended December 31, 2003, Terra’s operating cash flows (as defined in the credit facility) were $122.1 million. Terra is also required to maintain a minimum aggregate unused borrowing availability of $30 million at all times. At December 31, 2003, Terra’s aggregate borrowing availability under the facility was approximately $143.9 million.

Terra’s ability to continue to meet the covenants under the credit facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Terra’s failure to meet these covenants, or to obtain a waiver from the lenders, would result in a default by all of the borrowers under the credit facility, including the Partnership, such that all amounts outstanding to the Partnership could become immediately due and payable and the Partnership would be unable to borrow additional amounts under the credit facility. Because access to adequate bank facilities is critical to funding the Partnership’s operating cash needs and the General Partner’s purchase of financial derivatives to manage the Partnership’s exposure to natural gas commodity price risk, any default or termination of the joint revolving bank credit facility could have a material adverse effect on the Partnership.

Terra currently anticipates that it will be able to meet its covenants through 2004. Nevertheless, if there were to be any adverse changes in the factors discussed above, there can be no assurance that this would be the case.

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $1.9 million, $3.1 million and $3.6 million in 2003, 2002 and 2001, respectively. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Partnership does not expect its compliance with such regulations will have a material adverse effect on its results of operations, financial position or net cash flows.

In addition, the Partnership incurred $808,000 and $91,000 of capital expenditures in 2002 and 2001, respectively, related to capital improvements to ensure compliance with environmental, health and safety regulations. The Partnership may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. The Partnership estimates that the cost of complying with these existing requirements in 2004 and beyond will be less than $10 million.

At December 31, 2003, the Partnership had a $36.2 million demand deposit with Terra Capital, Inc. that earned interest at 0.98%, the rate received by Terra Capital, Inc. on its commingled cash investments. As of January 5, 2004, such funds were held in a separate Partnership account.

Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in 2003, 2002 and 2001 were $4.7 million, $7.6 million and $8.3 million, respectively.

Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified levels. The specified levels are increased by the amount of quarterly distributions to holders of Common Units that are less than $0.605 per unit. As of December 31, 2003, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner receives an incentive payment was $209.5 million, or $11.32 per unit.

The Partnership anticipates that approximately $4.1 million in pension funding will be required in 2004.

Recently Issued Accounting Standards

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, became effective for the Partnership’s fiscal year beginning January 1, 2003. This standard requires the Partnership to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on the Partnership’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard did not impact the Partnership’s financial statements.

SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting for derivative instruments. This standard became effective in the Partnership’s 2003 third quarter. The adoption of this standard did not have a material effect on the Partnership’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This standard became effective for Partnership contracts entered into after May 31, 2003. The adoption of this standard did not have a material effect on the Partnership’s financial statements.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”, clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 became effective for the Partnership in 2003 and did not impact its financial statements.

FASB Interpretation (“FIN”) No. 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, was issued in January 2003. FIN 46 addresses the consolidation of variable interest entities. In December 2003, the FASB issued revised FIN 46 (“FIN 46R”) to clarify provisions of FIN 46 and exempt certain entities from its requirements. If it is reasonably possible that an enterprise will initially consolidate or disclose information about a variable interest entity on December 24, 2003, certain disclosures are required for financial statements issued after December 31, 2003, regardless of the date on which the variable interest entity was created. For an interest entity to which the provisions of FIN 46 have not been applied, it should apply FIN 46R no later than March 31, 2004. This effective date includes those entities to which FIN 46 was previously applied. The provisions of FIN 46R will not impact the Partnership’s financial statements.

General Partner Option to Effect Mandatory Redemption of Partnership Units

At December 31, 2003, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as is the case at December 31, 2003, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Dependence on Terra Industries

The Partnership is dependent on Terra in a number of respects. The Partnership’s bank facilities are, as noted in “Liquidity and Capital Resources,” dependent on Terra’s results and financial condition. Terra provides all of the Partnership’s management services and operates all of its facilities through its wholly-owned subsidiary TNC, the Partnership’s general partner. Terra and its wholly owned subsidiaries, including TNC, have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. The Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, investors should refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Form 8-K. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Forms 8-K.

Forward-Looking Precautions

Information contained in this report, other than historical information, may be considered forward-looking. Forward-looking information reflects Management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in the financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, nitrogen products selling prices and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the “Factors that Affect Operating Results” section of this discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Financial Instruments

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Partnership due to adverse changes in financial and commodity market prices and rates. The Partnership uses derivative financial instruments to manage risk in the area of changes in natural gas prices. The Partnership has no foreign currency exchange rate risk and all debt carries variable interest rates and approximates fair value.

The General Partner’s policy is to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. The General Manager may not engage in activities that expose the Partnership to speculative or non-operating risks. Management is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with the overall business objectives of the Partnership. Derivatives are used to manage operating risk within the limits established by the General Partner’s Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to hedge firm commitments and forecasted commodity purchase transactions. The use of derivative financial instruments subjects the Partnership to some inherent risks associated with future contractual commitments, including market and operational risks, credit risk associated with counterparties, product location (basis) differentials and market liquidity. The General Partner continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions.

Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and the General Partner manages some of this volatility through the use of derivative commodity instruments. Terra Industries’ hedging policy (which is applicable to TNCLP) is described under the previous heading, “Factors that Affect Operating Performance”. The Partnership has hedged 33% of expected 2004 requirements and none of its requirements beyond December 31, 2004. The fair value of these instruments is estimated based on published referenced prices and quoted market prices from brokers. These instruments fixed natural gas prices at $5.6 million lower than published prices for December 31, 2003 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse price change. As of December 31, 2003, the Partnership’s market risk exposure related to future hedged natural gas requirements was $5.1 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since the Partnership forward prices only a portion of its natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments should be more than offset by lower costs for natural gas purchases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

	At December 31,
(in thousands)	2003	2002
Assets
Current assets:
Cash	$3,424	$10
Demand deposit with affiliate	36,172	35,728

Cash and cash equivalents	39,596	35,738

Receivables:
Trade	36,163	26,042
Other	449	718
Inventory:
Finished products	12,516	10,411
Materials and supplies	6,848	9,692
Other current assets	6,344	6,659

Total current assets	101,916	89,260

Property, plant, and equipment, net	84,691	126,056
Other assets	9,631	10,708

Total assets	$196,238	$226,024

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$5,459	$18,115
Accrued liabilities	3,202	3,405
Customer prepayments	41,251	21,314
Pension liabilities due to affiliate	4,116	—
Current portion of long-term debt and capital lease obligations	58	53

Total current liabilities	54,086	42,887

Long-term debt due to affiliate	8,200	8,200
Capital lease obligations	75	133
Pension liabilities	—	5,316
Other liabilities	1,600	—

Total liabilities	63,961	56,536

Partners’ capital:
Limited partners’ interests – common unitholders	138,274	177,463
General partner’s interest	(11,047)	(10,248)
Accumulated other comprehensive income	5,050	2,273

Total partners’ capital	132,277	169,488

Total liabilities and partners’ capital	$196,238	$226,024

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-unit amounts)	2003	2002	2001
Revenues
Net sales	$404,552	$325,919	$304,872
Other income	800	1,003	953

	405,352	326,922	305,825

Cost of goods sold	390,662	310,993	304,648

Gross profit	14,690	15,929	1,177

Operating expenses	9,087	9,439	10,074
Impairment of long-lived assets	40,655	—	—

Income (loss) from operations	(35,052)	6,490	(8,897)
Interest expense	(300)	(560)	(924)
Interest income	84	250	2

Net income (loss)	$(35,268)	$6,180	$(9,819)

Net income (loss) allocable to limited partners’ interest	$(34,563)	$6,056	$(9,623)

Net income (loss) per limited partnership unit	$(1.87)	$0.33	$(0.52)

See	Notes to the Consolidated Financial Statements

Consolidated Statements of Partners’ Capital

(in thousands, except for Units)	Limited Partners’ Interests	General Partner’s Interest	Accumulated Other Comprehensive Income (loss)	Total Partners’ Capital
Partners’ capital at December 31, 2000	$196,571	$(9,859)	$—	$186,712

Net loss	(9,623)	(196)	—	(9,819)
Cumulative effect of change in accounting for derivative financial instruments	—	—	14,200	—
Change in fair value of derivatives	—	—	(15,287)	(1,087)

Comprehensive loss	—	—		(10,906)
Distributions	(8,140)	(166)		(8,306)

Partners’ capital at December 31, 2001	178,808	(10,221)	(1,087)	167,500

Net income	6,056	124	—	6,180
Change in fair value of derivatives	—	—	3,360	3,360

Comprehensive income	—	—	—	9,540
Distributions	(7,401)	(151)	—	(7,552)

Partners’ capital at December 31, 2002	177,463	(10,248)	2,273	169,488

Net loss	(34,563)	(705)	—	(35,268)
Change in fair value of derivatives	—	—	2,777	2,777

Comprehensive loss	—	—	—	(32,491)
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at December 31, 2003	$138,274	$(11,047)	$5,050	$132,277

Limited partnership units issued and outstanding at December 31, 2003, 2002 and 2001		18,501,576

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2003	2002	2001
Operating Activities
Net income (loss)	$(35,268)	$6,180	$(9,819)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of long-lived assets	40,655	—	—
Depreciation	11,566	13,107	12,867
Changes in operating assets and liabilities:
Receivables	(9,852)	5,551	(7,572)
Inventory	(3,457)	8,317	(9,039)
Prepaid insurance and other current assets	3,630	(322)	(1,876)
Accounts payable	(12,656)	8,453	(3,238)
Accrued liabilities and customer prepayments	19,735	20,235	(4,443)
Change in other assets	(193)	(2,388)	1,857

Net cash flows from operating activities	14,160	59,133	(21,263)

Investing Activities
Capital expenditures	(1,949)	(1,523)	(1,985)
Other	(3,580)	—	380

Net cash flows from investing activities	(5,529)	(1,523)	(1,605)

Financing Activities
Net changes in short-term borrowings	—	(14,293)	14,293
Repayment of long-term debt and capital lease obligations	(53)	(37)	(1,050)
Partnership distributions paid	(4,720)	(7,552)	(8,306)

Net cash flows from financing activities	(4,773)	(21,882)	4,937

Net increase (decrease) in cash and cash equivalents	3,858	35,728	(17,931)
Cash and cash equivalents at beginning of year	35,738	10	17,941

Cash and cash equivalents at end of year	$39,596	$35,738	$10

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$300	$560	$924

Supplemental schedule of non-cash investing and financing activities
Capital lease obligations	$—	$223	$—

See Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1. Organization

Terra Nitrogen Company, L.P. (“TNCLP”) is a Delaware limited partnership that owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the “Operating Partnership”; collectively with TNCLP, the “Partnership,” unless the context otherwise requires). Terra Nitrogen Corporation (“TNC”), the General Partner, exercises full control over all business affairs of the Partnership. TNC owns, as General Partner, a consolidated 2.0% interest in both the Partnership and Operating Partnership.

TNC is an indirect wholly-owned subsidiary of Terra Industries Inc. (“Terra”), a Maryland corporation. Terra is an industry leader in the production and marketing of nitrogen products. Terra is one of the largest producers of anhydrous ammonia and nitrogen solutions in the United Sates and Canada, and is also the largest producer of ammonium nitrate in the United Kingdom.

Ownership of TNCLP is represented by the General Partner interest and the limited partner interest. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 13,889,014 Common Units as of December 31, 2003, and the balance are traded on the New York Stock Exchange under the symbol “TNH”.

The Partnership primarily evaluates performance and determines the allocation of resources on an entity-wide basis.

2. Significant Accounting Policies

Description of Business – The Partnership manufactures and sells fertilizer products, including ammonia, urea and urea ammonium nitrate solution (“UAN”), which are principally used by farmers to improve the yield and quality of their crops. The Partnership sells products primarily throughout the United States on a wholesale basis. The Partnership’s customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral generally is not required.

Basis of Presentation – The consolidated financial statements reflect the combined assets, liabilities and operations of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated. Income is allocated to the General Partner and the Limited Partners in accordance with the provisions of the TNCLP Agreement of Limited Partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year.

Cash and Cash Equivalents – The Partnership considers cash, short-term investments and demand deposits with affiliates with an original maturity of three months or less to be cash and cash equivalents.

Financing Arrangements – The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with, or funds to be borrowed from, Terra Capital, Inc., (“Terra Capital”) the parent of the General Partner. At December 31, 2003, $36.2 million was deposited with Terra Capital and earned interest at 0.98%, the rate received by Terra Capital on its commingled cash investments. At December 31, 2002, $35.7 million was deposited with Terra Capital and earned interest at 1.34%, the rate received by Terra Capital on its commingled cash investments.

Inventories – Inventories are stated at the lower of average cost and estimated net realizable value. The cost of inventories is determined using the first-in, first-out method.

Property, Plant and Equipment – Expenditures for plant and equipment additions, replacements, and major improvements are capitalized. Related depreciation is charged to expense on a straight-line basis over estimated useful lives ranging from 3 to 22 years. Maintenance, other than plant turnaround and catalyst replacement, and repair costs are expensed as incurred. Equipment under capital leases is recorded in property with the corresponding obligations in long-term debt. The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.

Plant Turnaround Costs – Costs related to the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis during the period until the next scheduled turnaround, generally over two years. Included in other non-current assets at December 31, 2003 and 2002 is $5.0 million and $5.2 million, respectively, of unamortized plant turnaround costs.

The Partnership recorded amortization expense of $4.7 million, $5.1 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Impairment of Long-Lived Assets – The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Terra commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led management to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s established useful life. Accordingly a $40.7 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. The Partnership expects production to continue through April 30, 2004. We anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

Other Current Assets – Other current assets at December 31, 2003 and 2002 included $1.7 and $0.9 million, respectively, of deferred gains on closed natural gas contracts relating to future periods.

Derivatives and Financial Instruments – The Partnership accounts for derivatives in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in earnings unless the normal purchase or sale exception or hedge accounting is elected.

The General Partner enters into derivative instruments including future contracts, swap agreements, and purchased options to fix prices for a portion of future natural gas production requirements. The General

Partner has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the Partnership to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income (“OCI”). Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

Revenue Recognition – Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Amounts paid by customers for shipping and handling are included in revenues.

Cost of Sales and Hedging Transactions – Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month to which the hedged transactions relate (see Note 8 – Derivative Financial Instruments). Costs associated with settlement of natural gas purchase contracts and costs for shipping and handling are included in cost of sales.

Income Taxes – The Partnership is not subject to income taxes and the income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership.

Reclassifications – Certain reclassifications have been made to prior year’s financial statements to conform with current year presentation.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Per-Unit Results and Allocations – Net income per limited partner unit is computed by dividing net income, less an approximate 2% share allocable to the General Partner for the years ended December 2003, 2002 and 2001, respectively, by 18,501,576 limited partnership units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners.

Recently Issued Accounting Standards – Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, became effective for the Partnership’s fiscal year beginning January 1, 2003. This standard requires the Partnership to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on the Partnership’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard did not have a material impact on its financial statements.

SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting for derivative instruments. This standard becomes effective in the Partnership’s 2003 third quarter. The adoption of this standard did not have a material effect on the Partnership’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This standard became effective for the Partnership contracts entered into after May 31, 2003. The adoption of this standard did not have a material effect on the Partnership’s financial statements.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”, clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability of the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 became effective for the Partnership in 2003 and did not impact its financial statements.

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The provisions of FIN 46 applied to the Partnership on September 15, 2003 and did not impact its financial statements.

3. Agreement of Limited Partnership

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of Available Cash, as defined. The General Partner receives a combined minimum 2% of total cash distributions and, as an incentive, the General Partner’s participation increases if cumulative cash distributions exceed specified target levels.

The quarterly cash distributions paid to the Unitholders and the General Partner in 2003 and 2002 follow:

	Common Units		General Partner
	Total ($000s)	$ Per Unit	Total ($000s)
2003
First Quarter	4,626.25		94
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

2002
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	3,738.20		75
Fourth Quarter	3,738.20		76

If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the Common Units at December 31, 2003. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

4. Related Party Transactions

The Partnership has no employees. Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, TNC, as General Partner, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership and for that portion of TNC’s or its affiliates’ administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership’s business and reasonably allocable to the Partnership. TNC charges TNCLP for all costs and expenses directly related to TNCLP operations, such as direct labor and raw materials. Some employee benefits, such as health insurance and pension, are covered under plans that include TNC and its affiliates. Employee benefit costs are allocated between TNCLP and other affiliates on the basis of direct payroll. Management believes such costs would not be materially different if the Partnership were obtaining these benefits on a stand-alone basis. For the years ended December 31, 2003, 2002 and 2001, expenses charged to the Partnership by TNC amounted to $38.6 million, $39.3 million and $34.0 million, respectively, including $20.3 million, $19.8 million and $17.2 million, respectively, for payroll and payroll-related expenses including pension costs.

Certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to TNC. The portion of these expenses allocated to TNC that relate to TNC’s activities as General Partner is charged to the Partnership. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Since it is not practicable to estimate the cost to duplicate the general and administrative support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if the Partnership were obtaining these services on a stand-alone basis. Allocated expenses under this agreement charged to the Partnership were $6.1 million, $6.1 million and $6.7 million for the years ended December 2003, 2002 and 2001, respectively.

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

TNC’s employees are members of the Terra Industries Inc. Employees’ Retirement Plan (the Terra Retirement Plan), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for TNC employees. TNC recorded pension costs of $2.8 million, $0.6 million and $0.4 million ($2.2 million, $0.4 million and $0.3 million of which was charged to the Partnership) in 2003, 2002 and 2001, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation.

Terra maintains a qualified savings plan that allows employees to contribute a percentage of their total compensation up to a maximum defined by the plan. Each employee’s contribution, up to a specified maximum, may be matched by TNC based on a specified percentage of employee contributions. Employee contributions vest immediately, while TNC’s contributions vest over five years. Expenses associated with TNC’s contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 2003, 2002 and 2001 were $279,000, $556,000 and $532,000, respectively.

The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with or funds to be borrowed from Terra Capital, the parent of the General Partner. At December 31, 2003, $36.2 million was deposited with Terra Capital, Inc. and earned interest at 0.98%, the rate received by Terra Capital on its commingled cash investments. At December 31, 2002, $35.7 million was deposited with Terra Capital and earned interest at 1.34%, the rate received by Terra Capital on its commingled cash investments.

Interest expense paid to the affiliate was $288,000, $551,000 and $924,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income received from the affiliate was $81,000, $249,000 and $2,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31,

(in thousands)	2003	2002
Assets owned:
Land	$3,270	$3,270
Building and improvements	2,117	3,026
Plant and equipment	204,680	281,833
Capital lease assets	223	223
Terminals and transportation equipment	7,849	7,845

	218,139	296,197
Less accumulated depreciation and amortization	(133,448)	(170,141)

Total	$84,691	$126,056

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at December 31,

(in thousands)	2003	2002
Capitalized lease obligations	$133	$186
Long-term debt due to affiliate	8,200	8,200

	8,333	8,386
Less current maturities	58	53

Total	$8,275	$8,333

The Partnership, along with Terra Industries Inc., Terra Capital, Inc. and other affiliates, has an asset-based financing agreement for up to $175 million of borrowings. The financing agreement provides for the Partnership to borrow amounts generally up to 85% of eligible receivables plus 60% of eligible finished goods inventory. At December 31, 2003, the Partnership had unused borrowing availability of approximately $70.0 million. The financing agreement, which expires June 2005, bears interest at floating rates (3.88% at December 31, 2003) and is secured by substantially all of the Partnership’s working capital. The agreement also requires the Partnership and its affiliates to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s combined borrowing availability declines below $60 million, Terra is required to have achieved $60 million of earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) during the most recent four quarters.

The long-term debt due to affiliate is secured by the Partnership’s operating facilities and all of its other fixed and intangible assets. The long-term debt due to affiliate and related security has been pledged by the affiliate to secure affiliate indebtedness and is due in 2008.

7. Commitments and Contingencies

The Operating Partnership is committed to various non-cancelable capital and operating leases for land, buildings and equipment. Total minimum rental payments for operating leases follow:

(in thousands)
2004	$8,791
2005	7,393
2006	4,886
2007	4,030
2008	1,268
2009 and thereafter	562

Net minimum lease payments	$26,930

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2004, and the Partnership has the option to renew the lease for an additional term of five years.

Rent expense under non-cancelable operating leases amounted to approximately $7.2 million, $6.9 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Following is a summary of future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2003:

(in thousands)
2004	$66
2005	66
2006	12

Total minimum lease payments	144
Less amount representing interest	11

Total present value of minimum payments	133
Less current portion of such obligations	58

Long-term lease obligation at 6.75% interest	$75

The Partnership is involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management’s opinion is that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, financial position or net cash flows of the Partnership.

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

SFAS 133, “Accounting of Derivative Instruments and Hedging Activities” requires that all derivative instruments, whether designated in hedging relationships or not, be recorded in the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Partnership has designated its natural gas derivative instruments as cash flow hedges. The effective portion of the cash flow hedge is deferred in OCI until the natural gas it relates to is purchased and used in production; it is then reclassified from OCI to earnings.

Natural gas supplies to meet production requirements at the Operating Partnership’s production facilities are purchased at market prices. Natural gas market prices are volatile and the Partnership effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swap agreements and purchased options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Partnership’s two production facilities are purchased for each plant at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

A swap is a contract with a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10% to 20% of the contract value and option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from the Partnership for the amount, if any, that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. There is no initial cash requirement related to the swap and basis swap agreement.

The following summarizes open natural gas contracts allocated to the Partnership at December 31, 2003 and 2002:

(in thousands)	2003		2002
	Contract MMBtu	Unrealized Gain (Loss)	Contract MMBtu	Unrealized Gain
Swaps	8,169	$4,388	2,210	$1,344
Options	2,279	(471)	935	—

	10,448	3,917	3,145	1,344

The Partnership’s procurement requirements will be approximately 46 million MMBtu’s of natural gas in 2004. The Partnership had in place at December 31, 2003, forward contracts and firm purchase commitments to cover 33% of 2004 natural gas requirements. Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month to which the hedged transaction relates. The risks and rewards of outstanding natural gas positions are directly related to increases and decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized gains were $1.7 million on closed contracts relating to future periods as of December 31, 2003. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

Compared with spot prices, natural gas hedging activities increased the Partnership’s 2003 natural gas costs by $3.0 million, reduced 2002 natural gas costs by $7.1 million and increased 2001 natural gas costs by $7.5 million.

The estimated fair value of the natural gas futures, swaps, options and basis swaps were based on published referenced prices and quoted market prices from brokers.

On December 31 the fair value of derivatives resulted in the following increase (decrease) to reflect the ineffective portion of the derivatives designated as cash flow hedges:

(in thousands)	2003	2002
Current assets	$3,315	$3,377
Current liabilities	—	33
Accumulated other comprehensive income	2,777	3,360

9. Other Financial Information and Concentration of Credit Risk

Fair values of financial instruments: The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments:

•	Cash and cash equivalents – The carrying amounts approximate fair value because of the short maturity of those instruments.

•	Long-term debt – The carrying amounts of the Partnership’s borrowings under long-term debt agreements is estimated by discounting expected cash flows at the rates currently offered for the debt of the same remaining maturities.

•	Financial instruments – Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at December 31, 2003 and December 31, 2002. The unrealized gain (loss) on these contracts is disclosed in Note 8.

Concentration of credit risk: The Partnership is subject to credit risk through trade receivables and short-term investments. Although a substantial portion of its debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and its geographic dispersion.

Short-term cash investments, held as a demand deposit with an affiliate, may be placed with well-capitalized, high quality financial institutions and in short duration corporate and government debt securities fund or utilized for other corporate purposes.

INDEPENDENT AUDITORS’ REPORT

To the Partners

Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) as of December 31, 2003 and 2002 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Omaha, Nebraska

February 19, 2004

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$70,937	$118,149	$86,425	$129,841
Gross profit (loss)	(5,024)	(1,741)	1,560	19,895
Net income (loss)	(7,033)	(44,816)	(959)	17,540
Net income (loss) per limited partnership unit	(0.37)	(2.34)	(0.05)	0.93

2002
Revenues	$57,400	$104,893	$76,164	$88,465
Gross profit	4,334	5,695	4,569	1,331
Net income (loss)	2,236	3,025	2,010	(1,091)
Net income (loss) per limited partnership unit	0.12	0.16	0.11	(0.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TNC, in its capacity as General Partner acts as the manager of TNCLP and the Operating Partnership. Unitholders do not direct or participate in the management or control of either TNCLP or the Operating Partnership. The General Partner does not intend to establish any advisory board or similar body to which the unitholders would be entitled to elect representatives.

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

Directors

Michael L. Bennett	Mr. Bennett has been President of TNC since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 50.

Michael A. Jackson	Mr. Jackson has been a director of TNC since February 2002. He has been the President and CEO of Agri Business Group, Inc. since 1979 and was in private management consulting prior to that date. Age 49.

Burton M. Joyce	Mr. Joyce has been a director of TNC since November 1994. He was Chairman of the Board of Directors from June 1998 to April 2002. He was President and Chief Executive Officer of Terra from May 1991 through April 2001. Age 62.

Dennis B. Longmire	Mr. Longmire has been a director of TNC since April 1997. He has been Chairman of the Board and Chief Executive Officer of McCauley Bros., Inc. since September 1999; Chairman of the Board and Chief Executive Officer of Darling International, Inc. from 1994 to 1999. Age 59.

Francis G. Meyer	Mr. Meyer has been Vice President of TNC since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 51.

Theodore D. Sands	Mr. Sands has been a director of TNC since July 2000. He has been the President of HAAS Capital, LLC since February 1999; and was Managing Director-Investment Banking and Coordinator-Global Metals/Mining Group of Merrill Lynch & Co. from 1978 to 1999. Age 58.

Several directors are also on the boards of directors of other companies subject to the reporting requirements of the U.S. federal securities laws. Mr. Bennett is a director of Terra Industries Inc. and Alliant Energy; Mr. Joyce is a director of IPSCO, Inc. and Norfolk Southern Corp.; Mr. Longmire is a director of McCauley Bros., Inc.; and Mr. Sands is a director of Arch Coal Inc.

Principal Operating Executive Officers

Michael L. Bennett	Mr. Bennett has been President of TNC since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 50.

Mark A. Kalafut	Mr. Kalafut has been Vice President and General Counsel of TNC since July 2001 and Corporate Secretary since December 1999. He has been Vice President, General Counsel and Corporate Secretary of Terra since July 2001. He was Vice President and Associate General Counsel of Terra from April 1992 to July 2001. Age 50.

Francis G. Meyer	Mr. Meyer has been Vice President of TNC since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 51.

W. Mark Rosenbury	Mr. Rosenbury has been Vice President of TNC since March 2000. He has been Senior Vice President and Chief Administrative Officer of Terra since August 1999; and Vice President, European Operations of Terra and Managing Director of Terra Nitrogen U.K. from January 1998 to August 1999. Age 56.

Richard S. Sanders Jr.	Mr. Sanders has been Vice President, Manufacturing of TNC since October 2003. He has been Vice President, Manufacturing of Terra since July 2003 and Plant Manager, Verdigris facility from 1995 to 2003. Age 46.

Wynn S. Stevenson	Mr. Stevenson has been Vice President of TNC since March 2000. He has been Vice President, Taxes and Corporate Development of Terra since May 1998. Age 49.

None of the executive officers or directors of TNC is related by blood, marriage or adoption to any other executive officer or director of TNC.

Audit Committee

In 2003, the Audit Committee of the Board of Directors of TNC met three times and is currently composed of Messrs. Longmire (Chairman), Sands and Jackson. Each audit committee member is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership. The Board of Directors has further determined that Mr. Longmire meets the requirements to be named “audit committee financial expert” as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Audit Committee Charter was adopted by the TNC Board on January 23, 2004 and a copy has been posted on Terra’s web site at www.terraindustries.com.

Nominating and Corporate Governance Committee

In 2003, the Nominating and Corporate Governance Committee of the Board of Directors of TNC met twice and is currently composed of Messrs. Sands (Chairman), Longmire and Jackson. Each of these committee members is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Nominating and Corporate Governance Committee Charter was adopted by the TNC Board on January 23, 2004, and a copy has been posted on Terra’s web site at www.terraindustries.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). Executive officers and directors are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from the Partnership’s executive officers and directors, all of the Partnership’s officers, directors and greater than ten percent beneficial owners made all required filings during and with respect to 2003.

Corporate Governance Matters

TNC has established Corporate Governance Guidelines and a Code of Business Conduct and Ethics, meeting the requirements of the NYSE, a copy of each has been posted on Terra’s web site at www.terraindustries.com. A hard copy of each is also available upon request.

ITEM 11. EXECUTIVE COMPENSATION

TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership). These executive officers are those in office as of December 31, 2003 and are collectively referred to below as the “named executive officers.” Compensation information is provided for the years 2003, 2002 and 2001.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary [1]	Bonus [2]	Other Annual Compensation[3]	Restricted Stock Award(s) [4]	Securities Underlying Options	All Other Compensation[5]
Michael L. Bennett President and Chairman of the Board	2003 2002 2001	$375,000 375,000 368,269	— — —	$3,582 3,314 2,372	$143,0006/ 183,0007/ 408,8008/	— — —	$9,150 8,850 8,160
Mark A. Kalafut Vice President, General Counsel & Corporate Secretary	2003 2002 2001	190,000 187,692 153,983	— — —	3,885 2,822 2,372	71,5006/ 54,9007/ 73,0008/	— —	4,577 8,658 7,391
Francis G. Meyer Vice President	2003 2002 2001	260,000 259,108 253,007	— — —	2,934 2,934 2,669	85,8006/ 73,2007/ 116,8008/	— — —	6,389 8,851 10,669
W. Mark Rosenbury Vice President	2003 2002 2001	230,000 229,015 221,946	— — —	3,450 2,901 2,372	71,5006/ 73,2007/ 116,8008/	— — —	5,469 8,831 10,137
Wynn S. Stevenson Vice President	2003 2002 2001	155,000 153,690 143,875	— — —	2,427 2,427 2,669	21,4506/ 27,4507/ 43,8008/	— — —	3,897 7,377 7,170

1.	For all years includes amounts deferred at the election of the named executive officer under Terra’s Employees’ Savings and Investment Plan and Supplemental Deferred Compensation Plan.
2.	“Bonus” includes, for the applicable year of service, amounts awarded under Terra’s Incentive Award Program for Officers and Key Employees and includes portions thereof deferred at the election of the named executive officer under Terra’s Supplemental Deferred Compensation Plan. Bonuses earned in one year are paid in the following year. Each year shown therefore indicates the salary earned and paid in that year and any bonus earned in that year and paid in the next year.
3.	“Other Annual Compensation” includes tax reimbursements or “gross-ups” with respect to certain perquisites provided to the named executive officers. While the named executive officers receive certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus.
4.	This item shows the grant date value of restricted stock awards. The number of such shares still subject to restriction and the value thereof (shown in parenthesis), at December 31, 2003 by each of the named executive officers is: Mr. Bennett: 340,000 ($1,125,400); Mr. Kalafut: 105,000 ($347,550); Mr. Meyer: 140,000 ($463,400); Mr. Rosenbury: 130,000 ($430,300) and Mr. Stevenson: 45,000 ($148,950). During the restricted period, a holder of restricted shares is entitled to all benefits incidental to ownership of Terra common stock, including voting such shares and receiving such dividends as from time to time may be declared by the Board of Directors.
5.	“All Other Compensation” comprises amounts contributed, allocated or accrued for the named executive officers under the Terra Employees’ Savings and Investment Plan in 2003 as follows: Mr. Bennett $9,150; Mr. Kalafut $4,577; Mr. Meyer $6,389; Mr. Rosenbury $5,469; and Mr. Stevenson $3,897.
6.	On July 29, 2003, Terra’s Board of Directors approved, as recommended by its Compensation Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 100,000 to Mr. Bennett; 50,000 to Mr. Kalafut; 60,000 to Mr. Meyer; 50,000 to Mr. Rosenbury and 15,000 to Mr. Stevenson. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $1.43. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 31, 2006) or (ii) specified changes in control or ownership of Terra (as defined by the award).
7.	On July 30, 2002, Terra’s Board of Directors approved, as recommended by its Personnel Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 100,000 to Mr. Bennett; 30,000 to Mr. Kalafut; 40,000 to Mr. Meyer; 40,000 to Mr. Rosenbury; and 15,000 to Mr. Stevenson. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $1.83. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 31, 2005) or (ii) specified changes in control or ownership of Terra (as defined by the award).

8.	On August 2, 2001, Terra’s Board of Directors approved, as recommended by its Personnel Committee, the grant of the following restricted shares under Terra’s 1997 Stock Incentive Plan: 140,000 to Mr. Bennett; 25,000 to Mr. Kalafut; 40,000 to Mr. Meyer; 40,000 to Mr. Rosenbury; and 15,000 to Mr. Stevenson. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $2.92. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e., August 3, 2004) or (ii) specified changes in control or ownership of Terra (as defined by the award).

Option Exercises and Year-End Value Table

The following table provides information concerning the exercise of stock options during 2003 as well as the number and value of unexercised options to purchase Terra common stock granted under Terra’s stock incentive plans. No options were granted in 2003.

Aggregated Option Exercises in Last Fiscal Year and December 31, 2003 Option Values

Name	Number of shares acquired on exercise in 2003	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised in-the-Money Options at December 31, 20031/
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael L. Bennett	-0-	-0-	160,000	-0-	-0-	-0-
Mark A. Kalafut	-0-	-0-	22,700	-0-	$13,240	-0-
Francis G. Meyer	-0-	-0-	100,000	-0-	-0-	-0-
W. Mark Rosenbury	-0-	-0-	90,000	-0-	-0-	-0-
Wynn S. Stevenson	14,000	$24,500	21,500	-0-	-0-	-0-

1/	Based on the closing price per share on the New York Stock Exchange-Composite Transaction of Terra common stock on December 31, 2003 ($3.31).

Pension Plan Table

The following table shows for Mr. Rosenbury and for certain employees retiring in 2003 the estimated annual retirement benefit payable on a straight life annuity basis under the Employees’ Retirement Plan (the “Retirement Plan”) and Terra’s Excess Benefit Plan (the “Excess Benefit Plan”), on a non-contributory basis, at various levels of accrued service and compensation.

Average Compensation	ANNUAL BENEFITS UPON NORMAL RETIREMENT WITH YEARS OF CREDITED SERVICE
	5	10	15	20	25	30
$ 150,000	$11,806	$23,612	$35,418	$47,224	$59,030	$70,836
$ 250,000	$20,556	$41,112	$61,668	$82,224	$102,780	$123,336
$ 500,000	$42,431	$84,862	$127,293	$169,724	$212,155	$254,586
$ 750,000	$64,306	$128,612	$192,918	$257,224	$321,530	$385,836
$1,000,000	$86,181	$172,362	$258,543	$344,724	$430,905	$517,086

Average Compensation (as defined under the Retirement Plan) as of December 31, 2003 for Mr. Rosenbury was $370,936. The estimated credited years of service under the retirement plan for Mr. Rosenbury was 16.

Certain other Terra executive officers and employees, including Messrs. Bennett, Kalafut, Meyer and Stevenson, are entitled to the estimated annual retirement benefit (payable on a straight life annuity basis) under the Retirement Plan and Excess benefit Plan as set forth in the following table:

Average Compensation	ANNUAL BENEFITS UPON NORMAL RETIREMENT WITH YEARS OF CREDITED SERVICE
	5	10	15	20	25	30
$ 150,000	$10,306	$20,612	$30,918	$41,224	$51,530	$61,836
$ 250,000	$18,056	$36,112	$54,168	$72,224	$90,280	$108,336
$ 500,000	$37,431	$74,862	$112,293	$149,724	$187,155	$224,586
$ 750,000	$56,806	$113,612	$170,418	$227,224	$284,030	$340,836
$1,000,000	$76,181	$152,362	$228,543	$304,724	$380,905	$457,086

Average Compensation (as defined under the Retirement Plan) as of December 31, 2003 for Mr. Bennett was $378,964; for Mr. Kalafut $163,709; for Mr. Meyer $311,029; and for Mr. Stevenson $157,192. The estimated credited years of service under the Retirement Plan for each such officer was as follows: Mr. Bennett – 30; Mr. Kalafut – 14; Mr. Meyer – 21; and Mr. Stevenson – 11.

“Compensation” under the Retirement Plan includes the total salary and wages paid to a participant, including bonuses through 2003, overtime, commissions and elective contributions made by Terra on behalf of the participant pursuant to Internal Revenue Code (the “Code”) sections 401(k) or 125. Covered earnings are limited by Section 401(a)(17) of the Code to $200,000 in 2003. The above benefits are subject to the limitations of Section 415 of the Code, which provides for a maximum annual payment of approximately $160,000 in 2003. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the retirement Plan but for such limitations. “Compensation” under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan.

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

Benefits for Messrs. Bennett, Kalafut, Meyer and Rosenbury under the executive retention agreements include (a) continuation of base salary and bonus for two years; (b) continuation of medical and dental benefits for two years; (c) payment of accrued but unpaid compensation; (d) automatic vesting in Terra’s Excess Benefit Plan with an addition of two years to the credited service level and the age of the participant for purposes of computing the accrued benefits under the Excess Benefit Plan; and (e) certain outplacement services. Such benefits are in lieu of any other severance benefits that may otherwise be payable. Compensation earned from other employment shall not reduce the amounts otherwise payable by Terra. Terra also agreed to reimburse each such officer on an after-tax basis for any excise tax incurred as a result of the “excess parachute payment” provisions of the Internal Revenue Code.

Benefits for Mr. Stevenson under his executive retention agreement are the same as those in the executive retention agreements for the other named executive officers except that Mr. Stevenson’s agreement provides a continuation of base salary and bonus for 15 months; continuation of medical and dental benefits for one year; and automatic vesting in Terra’s Excess Benefit Plan with an addition of one year to the credited service level and the age of the participant for purposes of computing the accrued benefits.

Board of Directors Compensation

Non-management directors of TNC each receive an annual retainer fee of $27,500 (payable quarterly) for their directorship, plus a fee of $1,200 for each TNC Board meeting attended and each Audit Committee and Nominating and Corporate Governance Committee meeting attended. In addition, the Audit Committee Chairman receives an additional $5,000 annual retainer (payable quarterly) and the Nominating and Corporate Governance Committee Chairman receives an additional $2,500 annual retainer (payable quarterly). The non-management directors of TNC received an increase in compensation at the January 23, 2004 Board meeting. No other director of TNC receives any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

TNC does not have a compensation committee. The Compensation Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNC executive officers who are also key employees of Terra. The Compensation Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s proxy statement. No director has any direct or indirect material interest in or relationship with TNC other than stockholdings as discussed in Item 12 “Security Ownership of Certain Beneficial Owners and Management” and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2003, no officer or other employee of TNC served on the board of directors of any other entity, where any officer or director of such other entity also served on TNC’s Board. None of the members of such Compensation Committee are employees of Terra or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

TNC owns the entire general partner interest in both TNCLP and the Operating Partnership. TNC’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNC, and is an indirect, wholly-owned subsidiary of Terra. The TNC stock is pledged as security under the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2003, 2,716,600 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.

Terra’s capital stock is owned 48.4% by Taurus International S.A (“Taurus”) as of December 31, 2003. Taurus is a company incorporated under the laws of Luxembourg as a société anonyme and is wholly-owned by Anglo American plc (“Anglo American”), a company incorporated under the laws of England and Wales as a public limited company. Anglo American, with its subsidiaries, joint ventures and associates, is a global leader in the mining and natural resource sectors. It has significant and focused interests in gold, platinum, diamonds, coal, base and ferrous metals, industrial minerals and forest products.

The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2003 by (a) each person known to TNC to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons); (b) each director of TNC; (c) each of the named executive officers of TNC; and (d) by all directors and executive officers of TNC as a group.

Name	Number of Units	Percent of Class		Number of Terra Common Shares Beneficially Owned1/	Percent of Class
Terra Nitrogen Corporation[2] 600 Fourth Street Sioux City, Iowa 51101	11,172,414	60.4%		—	—
Terra Capital, Inc. 600 Fourth Street Sioux City, Iowa 51101	2,716,600	14.7%		—	—
Michael L. Bennett	—	—		618,413[3]		*
Michael A. Jackson	—	—		—	—
Burton M. Joyce	—	—		51,517		*
Mark A. Kalafut	—	—		144,348[3]		*
Dennis B. Longmire	—	—		—	—
Francis G. Meyer	—	—		406,172[3]		*
W. Mark Rosenbury	2,500		*	481,946[3]		*
Theodore D. Sands	13,500		*	—		*
Wynn S. Stevenson	—		*	90,008[3]		*
All directors and executive officers as a group (10 persons)	17,029		*	1,884,894	2.4%

*	Represents less than 1% of class.

1.	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2003.
2.	Terra Nitrogen Corporation also owns the entire general partner interests in the Partnership. Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.
3.	The shares of Terra common stock shown include shares subject to employee stock options that can be exercised on or before May 4, 2004. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (160,000); Mr. Kalafut (22,700); Mr. Meyer (100,000); Mr. Rosenbury (90,000); and Mr. Stevenson (21,500); and one unnamed executive officer (7,100); and all directors and executive officers as a group (401,300).

Equity Plan Compensation Table

The Partnership maintains no separate equity compensation plans. All benefits are paid through Terra’s equity compensation plans, all of which are described in Terra’s filings with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions contained in Footnote 4 to Item 8 “Financial Statements and Supplementary Data” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Deloitte & Touche, LLP, the Partnership’s principal accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Deloitte during those periods.

Type of Fee	2003	2002
Audit Fees (1)	$120,900	$110,700
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$120,900	$110,700

1.	Audit Fees, including those for statutory audits, include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Deloitte for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Forms 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNC and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of the Partnership was approved by the Audit Committee on October 21, 2003. Additionally, each permissible non-audit engagement or service performed by Deloitte & Touch LLP since May, 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements of Terra Nitrogen Company, L.P. is included in Item 8 herein.

Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements.

Independent Auditors’ Report

(b) Reports on Form 8-K

Form 8-K dated October 30, 2003 furnishing under Item 12 third quarter earnings.

(c) Exhibits

3.1	Agreement of Limited Partnership of TNCLP, filed as Exhibit 3.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

3.2	Certificate of Limited Partnership of TNCLP, filed as Exhibit 3.2 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

4.1	Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.3	Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.4	Certificate of Limited Partnership of the Operating Partnership, filed as Exhibit 4.5 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

4.5	Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc., is incorporated herein by reference.

4.6	Amended and Restated Credit Agreement dated as of October 10, 2001 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc., filed as Exhibit 4.2 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

10.1	Agreement of Limited Partnership of the Operating Partnership, filed as Exhibit 10.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.2 **	Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.3 **	Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.4	Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.5 **	Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

10.6	Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.7	Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.8	Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.9	Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.10	Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.11	Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.12	General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.13	General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.14	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.15	Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.16	Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.17	Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.18	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.19	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.20	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.8.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.21	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.22	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.23	Amendment to the Terra Industries Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.24	Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.25	Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.26	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.27	Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.28	Demand Promissory Note dated August 26, 1998 from Terra Nitrogen L.P., as Payor, to Terra Capital Inc. filed as Exhibit 10.69 to TNCLP’s Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.29	Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.30	Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.31	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.32	Retirement and Consulting Agreement for Burton M. Joyce dated April 26, 2001 filed as Exhibit 10.1.16 of Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.33	Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.34	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.35	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.36	Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.37	Form of No-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.38	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.39	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.40	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.41	Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Confidential treatment has been granted for portions of the exhibit.

Exhibits 10.14 through 10.26 and 10.29 through 10.40 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.

By:	Terra Nitrogen Corporation, as General Partner

By:	/s/ Francis G. Meyer
Francis G. Meyer
Vice President
(Principal Financial Officer)

Dated: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 10, 2004 and in the capacities indicated.

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

INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS

Schedule No.

I. Condensed Financial Information of Registrant is included in Item 8 herein.

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

S-1