Form 10-Q
period 2004-03-31
TERRA NITROGEN CO L P /DE
filed 2004-05-03
CIK 879575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Registrant’s telephone number:

(712) 277-1340

At the close of business on March 31, 2004, there were 18,501,576 Common Units outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$48,480	$39,596	$13,458
Accounts receivable	21,720	36,612	18,778
Inventory – finished products	21,359	12,516	33,723
Inventory – materials and supplies	6,587	6,848	10,140
Prepaid insurance and other current assets	5,826	6,344	2,745

Total current assets	103,972	101,916	78,844

Property, plant and equipment, net	82,706	84,691	123,616
Other assets	8,691	9,631	9,597

Total assets	$195,369	$196,238	$212,057

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$6,446	$8,661	$24,196
Customer prepayments	38,241	41,251	21,176
Pension liabilities due to affiliate	4,116	4,116	—
Current portion of long-term debt and capital lease obligations	58	58	56

Total current liabilities	48,861	54,086	45,428

Long-term debt due to affiliates	8,200	8,200	8,200
Capital lease obligations	59	75	119
Pension liabilities due to affiliate	—	—	5,316
Other liabilities	1,600	1,600	—

Total liabilities	58,720	63,961	59,063

Partners’ capital:
Limited partners’ interests – common unitholders	145,410	138,274	165,945
General partner’s interest	(10,901)	(11,047)	(10,483)
Accumulated other comprehensive income	2,140	5,050	(2,468)

Total partners’ capital	136,649	132,277	152,994

Total liabilities and partners’ capital	$195,369	$196,238	$212,057

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$108,213	$70,855
Other income	71	82

Total revenues	108,284	70,937
Cost of goods sold	94,308	75,961

Gross profit (loss)	13,976	(5,024)
Operating expenses	2,173	2,019

Operating income (loss)	11,803	(7,043)
Interest expense	2	3
Interest income	(201)	(13)

Net income (loss)	$12,002	$(7,033)

Net income (loss) allocable to limited partners’ interest	$11,762	$(6,892)

Net income (loss) per limited partnership unit	$0.64	$(0.37)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income (loss) from operations	$12,002	$(7,033)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	2,338	3,301
Changes in operating assets and liabilities:
Receivables	14,892	7,982
Inventories	(8,582)	(23,760)
Prepaid insurance and other current assets	(2,393)	3,914
Accounts payable, accrued liabilities and customer prepayments	(5,225)	(2,203)
Other	682	518

Net cash flows from operating activities	13,714	(17,281)

Investing activities:
Capital expenditures	(94)	(861)
Other	—	593

Net cash flows from investing activities	(94)	(268)

Financing activities:
Repayment of long-term debt and capital lease obligations	(16)	(11)
Partnership distributions paid	(4,720)	(4,720)

Net cash flows from financing activities	(4,736)	(4,731)

Net increase (decrease) in cash and cash equivalents	8,884	(22,280)
Cash and cash equivalents at beginning of period	39,596	35,738

Cash and cash equivalents at end of period	$48,480	$13,458

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except for units)

(unaudited)

	Limited Partners’ Interests	General Partner’s Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2004	$138,274	$(11,047)	$5,050	$132,277
Net income	11,762	240	—	12,002
Change in fair value of derivatives	—	—	(2,910)	(2,910)
Comprehensive income	—	—	—	9,092
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at March 31, 2004	$145,410	$(10,901)	$2,140	$136,649

Limited partner units issued and outstanding at March 31, 2004	18,501,576

	Limited Partners’ Interests	General Partner’s Interest	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2003	$177,463	$(10,248)	$2,273	$169,488
Net loss	(6,892)	(141)	—	(7,033)
Change in fair value of derivatives	—	—	(4,741)	(4,741)
Comprehensive loss	—	—	—	(11,774)
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at March 31, 2003	$165,945	$(10,483)	$(2,468)	$152,994

Limited partner units issued and outstanding at March 31, 2003	18,501,576

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. (“TNCLP”) Annual Report on Form 10-K for the year ended December 31, 2003. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”), are referred to herein, collectively, as the “Partnership”.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

2.	Agreement of Limited Partnership

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” (as defined in the Partnership Agreement).

The Partnership paid a $4.7 million cash distribution ($0.25 per common unit) on February 25, 2004 and February 27, 2003.

At March 31, 2004, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner of any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner are restricted under the terms of Terra’s (“Terra”) bank credit agreement as described therein.

3.	Derivative Financial Instruments

Natural gas is the principal raw material used in the Partnership’s production of nitrogen products. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. Terra Industries’ policy is to hedge 20-80% of its natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Deviations from this policy are permitted by notification of Terra Industries’ Board of Directors. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, use of financial derivatives may not exactly offset the change in the price of physical gas.

The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2004, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at March 31, 2004 to cover 23% of natural gas requirements for the succeeding twelve months.

Unrealized gains from forward pricing positions totaled $1.9 million as of March 31, 2004. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $.4 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

For the period ending March 31, 2004, recording the fair value of natural gas derivatives resulted in a $3.3 million decrease to current assets, a $.4 million increase to cost of sales and a $2.9 million decrease to accumulated other comprehensive income. The decrease to current assets was to recognize the value of open natural gas contracts; the increase to current liabilities was to reclassify deferred gains on closed contracts.

4.	Impairment of Long-Lived Assets

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

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for

the Impairment or Disposal of Long-Lived Assets”, Terra commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led management to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s established useful life. Accordingly a $40.7 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. Although we resumed Blytheville’s production in October 2003, we plan to discontinue production or about May 31, 2004, and prepare the site for permanent closure. No decision has yet been made regarding sale or demolition of the facility’s production plants. We expect to operate the facility’s storage and distribution assets as a terminal for ammonia produced at our Verdigris facility or obtained from other sources. We anticipate $3.0 to $4.0 million of spending, primarily employee severance and decommissioning costs, will be required when the facility is permanently idled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a producer and marketer of nitrogen products for use in agricultural and industrial markets. Nitrogen is a commodity chemical whose prices are established based on global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. For example, high nitrogen margins in 1995 led to capacity expansion projects globally that resulted in capacity increases that were, in the short term, substantially greater than demand growth, causing oversupply conditions that reduced nitrogen prices. Since 1998, new global capacity has been partially offset by permanent plant closings in the U.S. and Europe. In order to be viable under these market conditions, a producer must be among the low-cost producers to markets it serves and have a financial position that can sustain it during periods of oversupply.

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

Our sales volumes are primarily dependent upon the operating rates for our plants. We may purchase product from other manufacturers or importers for resale, but gross margins on those volumes would rarely be significant. The profitability and cash flows from our operations are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 in the “Business and Properties” section of the Partnership’s most recent Form 10-K filing with the Securities and Exchange Commission.

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

Dependence on Terra Industries

The Partnership is dependent on Terra in a number of respects. The Partnership’s bank facilities are, as noted in “Liquidity and Capital Resources”, dependent on Terra’s results and financial condition. Terra provides all of the Partnership’s management services and operates all of its facilities through its wholly-owned subsidiary TNC, the Partnership’s general partner. Terra and its wholly-owned subsidiaries, including TNC, have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. The Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Form 8-K.

Three months ended March 31, 2004 compared with

three months ended March 31, 2003

Volumes and prices for the three-month periods ended March 31, 2004 and 2003 follow:

	2004		2003
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	81	$272	50	$219
UAN	503	111	438	86
Urea	122	182	102	153

*	After deduction of outbound freight costs

Revenues for the quarter ended March 31, 2004 increased $37.3 million, or 52.7%, compared with the same quarter in 2003 primarily as the result of higher sales prices for all Partnership products. Sales prices were higher as the result of lower nitrogen supplies caused by increased demand and industry-wide production curtailments.

Gross profits for the first quarter were $14.0 million and increased $19.0 million from 2003. Higher 2004 sales prices contributed about $20.5 to gross profits, but were partially offset by higher natural gas costs. First quarter natural gas costs increased almost 13%, or $8.3 million, from $4.57/MMBtu in 2003 to $5.17/MMBtu in 2004 (net of forward pricing gains or losses.) As a result of forward price contracts, first quarter 2004 natural gas costs for the Partnership were $3.2 million lower than spot prices.

Operating expenses of $2.2 million in 2004 increased $.2 million, or 8%, from 2003 as the result of higher spending for administrative activities. Net interest income in 2004 was $.2 million favorable to the 2003 first quarter due to higher cash balances and lower short-term borrowings.

Capital resources and liquidity

Net cash from operating activities for the first three months of 2004 was $13.7 million composed of $14.3 million of cash from operating activities and $.6 million of increases to working capital balances. The primary increase in working capital consisted of a seasonal increase in inventory and current liabilities offset by a reduction in accounts receivable.

Capital expenditures of $.1 million during the first three months of 2004 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2004 capital expenditures to approximate $5.0 million to fund replacement and stay-in-business additions to plant and equipment.

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the joint revolving bank credit facility (described below) or from Terra Capital, Inc., the parent of the General Partner.

Terra, Terra Capital, Inc., the Partnership and certain other Terra affiliates have a $175 million joint revolving bank credit facility that expires in June 2005. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At March 31, 2004, the Partnership had no outstanding borrowings or letters of credit, resulting in availability of approximately $77.2 million under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

Under the credit facility, Terra and its subsidiaries, including the Partnership, are subject to covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s aggregate borrowing availability falls below $60 million, Terra is required to have generated $60 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. For the 12 months ended March 31, 2004, Terra’s operating cash flows (as defined in the credit facility) were $170.7 million. Terra is also required to maintain a minimum aggregate unused borrowing availability of $30 million at all times. At March 31, 2004, Terra’s borrowing availability under the facility was $141 million.

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

Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in the first three months of 2004 and 2003 were $4.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s operations are significantly affected by the price of natural gas. It employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. For more information about how the Partnership manages specific risk exposures, refer to its most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 13 – Derivative Financial Instruments contained in Item 8.

The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at March 31, 2004 to cover 23% of its natural gas requirements for the succeeding twelve months (see Note 4). The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by Terra’s bank agreement covenants.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibits 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibits 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated January 29, 2004 furnishing under Item 12 Terra Nitrogen’s fourth quarter 2003 earnings.

Form 8-K dated March 31, 2004 reporting under Item 5 Terra Nitrogen’s plan to close its Blytheville, Arkansas manufacturing facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

By:	TERRA NITROGEN CORPORATION
as General Partner

By:	/s/ Francis G. Meyer
Francis G. Meyer
Vice President (Principal Accounting Officer)

Date: April 30, 2004