Form 10-Q
period 2004-06-30
TERRA NITROGEN CO L P /DE
filed 2004-08-10
CIK 879575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

At the close of business on June 30, 2004, there were 18,501,576 Common Units outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,475	$39,596	$10
Accounts receivable	30,661	36,612	30,519
Inventory – finished products	8,839	12,516	18,537
Inventory – materials and supplies	6,981	6,848	5,983
Prepaid insurance and other current assets	4,033	6,344	2,282

Total current assets	78,989	101,916	57,331

Property, plant and equipment, net	81,295	84,691	95,495
Other assets	7,515	9,631	5,144

Total assets	$167,799	$196,238	$157,970

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Short-term payable to affiliates	$—	$—	$7,040
Accounts payable and accrued liabilities	9,656	8,661	27,266
Customer prepayments	1,031	41,251	328
Pension liabilities due to affiliate	2,931	4,116	5,316
Current portion of long-term debt and capital lease obligations	61	58	56

Total current liabilities	13,679	54,086	40,006

Long-term debt due to affiliates	8,200	8,200	8,200
Capital lease obligations	44	75	104
Other long-term liabilities	1,600	1,600	1,500

Total liabilities	23,523	63,961	49,810

Partners’ capital:
Limited partners’ interests – common unitholders	155,090	138,274	122,025
General partner’s interest	(10,704)	(11,047)	(11,379)
Accumulated other comprehensive income (loss)	(110)	5,050	(2,486)

Total partners’ capital	144,276	132,277	108,160

Total liabilities and partners’ capital	$167,799	$196,238	$157,970

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$128,714	$117,977	$236,927	$188,832
Other income	299	172	370	254

Total revenues	129,013	118,149	237,297	189,086
Cost of goods sold	111,935	119,890	206,243	195,851

Gross profit (loss)	17,078	(1,741)	31,054	(6,765)
Operating expenses	2,662	2,476	4,835	4,495
Impairment of long-lived assets	—	40,655	—	40,655

Operating income (loss)	14,416	(44,872)	26,219	(51,915)
Interest expense	(2)	(3)	(4)	(6)
Interest income	183	59	384	72

Net income (loss)	$14,597	$(44,816)	$26,599	$(51,849)

Net income (loss) allocable to limited partners’ interest	$14,305	$(43,920)	$26,067	$(50,812)

Net income (loss) per limited partnership unit	$.77	$(2.37)	$1.41	$(2.75)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss) from operations	$26,599	$(51,849)
Adjustments to reconcile net income to net cash flows from operating activities:
Impairment of long-lived assets	—	40,655
Depreciation	4,678	6,620
Changes in operating assets and liabilities:
Receivables	5,950	(3,759)
Inventories	3,543	(8,612)
Prepaid insurance and other current assets	2,313	4,377
Accounts payable, accrued liabilities and customer prepayments	(44,383)	(20,003)
Other	311	1,449

Net cash flows from operating activities	(989)	(31,122)
Investing activities:
Capital expenditures	(661)	(6,903)
Financing activities:
Net changes in short-term borrowings	—	7,040
Repayment of long-term debt and capital lease obligations	(31)	(23)
Partnership distributions paid	(9,440)	(4,720)

Net cash flows from financing activities	(9,471)	2,297

Net decrease in cash and cash equivalents	(11,121)	(35,728)
Cash and cash equivalents at beginning of period	39,596	35,738

Cash and cash equivalents at end of period	$28,475	$10

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except for units)

(unaudited)

	Limited Partners’ Interests	General Partner’s Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2004	$138,274	$(11,047)	$5,050	$132,277
Net income	26,067	532	—	26,599
Change in fair value of derivatives	—	—	(5,160)	(5,160)

Comprehensive income	—	—	—	21,439
Distributions	(9,251)	(189)	—	(9,440)

Partners’ capital at June 30, 2004	$155,090	$(10,704)	$(110)	$144,276

Limited partner units issued and outstanding at June 30, 2004	18,501,576

	Limited Partners’ Interests	General Partner’s Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2003	$177,463	$(10,248)	$2,273	$169,488
Net loss	(50,812)	(1,037)	—	(51,849)
Change in fair value of derivatives	—	—	(4,759)	(4,759)

Comprehensive loss	—	—	—	(56,608)
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at June 30, 2003	$122,025	$(11,379)	$(2,486)	$108,160

Limited partner units issued and outstanding at June 30, 2003	18,501,576

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

The Partnership paid a $4.7 million cash distribution ($0.25 per common unit) on February 25 and May 25, 2004 and February 27, 2003.

At June 30, 2004, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s (“Terra”) bank credit agreement as described therein.

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

The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2004, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at June 30, 2004 to cover 24% of natural gas requirements for the succeeding twelve months.

Unrealized losses from forward pricing positions totaled $0.1 million as of June 30, 2004. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $0.2 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

For the period ending June, 2004, recording the fair value of natural gas and fertilizer derivatives resulted in a $6.7 million decrease to current assets, a $1.6 million increase to cost of sales and a $5.1 million decrease to accumulated other comprehensive income. The decrease to current assets was to recognize the value of open natural gas and fertilizer contracts; the increase to current liabilities was to reclassify deferred gains on closed contracts.

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

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for

the Impairment or Disposal of Long-Lived Assets”, we commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led management to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s established useful life. Accordingly a $40.7 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. Although we resumed Blytheville’s production in October 2003, production was permanently suspended on May 27, 2004. No decision has yet been made regarding sale or demolition of the facility’s production plants. We continue to operate the facility’s storage and distribution assets as a terminal for ammonia produced at our Verdigris facility or obtained from other sources. We anticipate $1.0 to $2.0 million of spending, primarily employee severance and decommissioning costs, will be required for the permanent idling of the facility subsequent to June 30, 2004. During the 2004 second quarter we incurred $1.6 million of costs for the permanent closure of the facility.

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

The General Partner enters into derivative instruments including future contracts, swap agreements, and purchased options to cap or fix prices for a portion of natural gas production and fertilizer requirements. The General Partner has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the Partnership to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

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

Three months ended June 30, 2004 compared with three months ended June 30, 2003

Volumes and prices for the three-month periods ended June 30, 2004 and 2003 follow:

	2004		2003
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	117	$263	82	$253
UAN	590	122	638	102
Urea	90	180	135	171

*	After deduction of outbound freight costs

Revenues for the quarter ended June 30, 2004 increased $10.9 million, or 9.2%, compared with the same quarter in 2003 primarily as the result of higher sales prices for all Partnership products. Sales prices were higher as the result of lower nitrogen supplies caused by increased demand and lower industry-wide production rates than in prior years.

Second quarter gross profits were $17.1 million and increased $18.8 million from 2003. Contributing factors for the gross profit increase include higher 2004 sales prices ($13.8 million), lower cost of inventory carried over from the first quarter of 2004 due to lower gas costs and higher production levels ($3.4 million), and lower production costs ($1.6 million). These factors were partially offset by higher natural gas costs. Second quarter natural gas costs increased almost 2%, or $1.0 million, from $5.37/MMBtu in 2003 to $5.45/MMBtu in 2004 (net of forward pricing gains or losses.) As a result of forward price contracts, second quarter 2004 natural gas costs for the Partnership were $2.9 million lower than spot prices.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a $40.7 million charge was recorded during the 2003 second quarter. On May 26, 2004 the Blytheville production facility permanently ceased production, although the site will continue to be used as a terminal for sales of ammonia produced at the Partnership’s Verdigris, Oklahoma facility or obtained from other sources. During the 2004 second quarter we incurred $1.6 million of costs for the permanent closure of the facility.

Operating expenses of $2.7 million in 2004 increased $.2 million, or 8%, from 2003 as the result of higher spending for administrative activities. Net interest income in 2004 was $0.1 million favorable to the 2003 second quarter due to higher cash balances and lower short-term borrowings.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

Volumes and prices for the six-month periods ended June 30, 2004 and 2003 follow:

	2004		2003
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	198	$266	132	$240
UAN	1,093	117	1,076	95
Urea	212	181	237	163

*	After deducting outbound freight costs

Revenues for the six months ended June 30, 2004 increased $48.2 million, or 25.5%, compared with the same period in 2003. Sales prices were higher as the result of lower nitrogen fertilizer supplies caused by high natural gas costs that resulted in industry-wide production curtailments.

Gross profits during the 2004 first six months increased $37.8 million from 2003. Higher 2004 sales priced contributed about $33 million to gross profits. First half natural gas costs decreased almost $2 million over the 2003 first half as unit costs, net of forward pricing games and losses decreased to $5.30/MMBtu during the 2004 first half compared to $5.38/MMBtu during the same 2003 period. Natural gas costs in the 2004 first half were $6.1 million lower than spot prices as the result of forward price contracts. The 2004 first half gross profits also benefited $1.7 million from improved ammonia and UAN solution volumes than during the 2003 first half.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a $40.7 million charge was recorded during the 2003 second quarter. On May 26, 2004 the Blytheville production facility permanently ceased production, although the site will continue to be used as a terminal for sales of ammonia produced at the Partnership’s Verdigris, Oklahoma facility or obtained from other sources. We incurred $1.6 million of costs related to the permanent closure of the facility during the 2004 second quarter.

Operating expenses of $4.8 million in 2004 increased $0.3 million, or 8%, from 2003 as the result of higher spending for administrative activities. Net interest income was $0.3 million higher than the 2003 first half due to higher cash balances and lower short-term borrowing during the first half of 2004.

Capital resources and liquidity

Net cash from operating activities for the first half of 2004 was a use of $1.0 million composed of $31.3 million of cash from operating activities and $32.3 million of decreases to working capital balances. The primary decrease in working capital consisted of a seasonal reduction in customer prepayments.

Capital expenditures of $.7 million during the first half of 2004 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2004 capital expenditures to approximate $4.0 million to fund replacement and stay-in-business additions to plant and equipment.

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the joint revolving bank credit facility (described below) or from Terra Capital, Inc., the parent of the General Partner.

Terra, Terra Capital, Inc., the Partnership and certain other Terra affiliates have a $175 million joint revolving bank credit facility that expires in June 2005. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At June 30, 2004, the Partnership had no outstanding borrowings or letters of credit, resulting in availability of approximately $56.9 million under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

Under the credit facility, Terra and its subsidiaries, including the Partnership, are subject to covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s aggregate borrowing availability falls below $60 million, Terra is required to have generated $60 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. For the 12 months ended June 30, 2004, Terra’s operating cash flows (as defined in the credit facility) were $202.6 million. Terra is also required to maintain a minimum aggregate unused borrowing availability of $30 million at all times. At June 30, 2004, Terra’s borrowing availability under the facility was $144 million.

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

Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in the first six months of 2004 and 2003 were $9.4 and $4.7 million, respectively.

Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified levels.

The Partnership anticipates that approximately $4.1 million in pension funding will be required in 2004 of which $1.2 million was paid during the first half.

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

The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at June 30, 2004 to cover 24.1% of its natural gas requirements for the succeeding twelve months (see Note 4). The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by Terra’s bank agreement covenants.

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

Form 8-K dated April 29, 2004 furnishing under Item 12 Terra Nitrogen’s first quarter 2004 earnings

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

By:	TERRA NITROGEN CORPORATION as General Partner

By:	/s/ Francis G. Meyer
Francis G. Meyer Vice President (Principal Accounting Officer)

Date: August 10, 2004