Form 10-Q
period 2004-09-30
TERRA NITROGEN CO L P /DE
filed 2004-11-09
CIK 879575

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Registrant’s telephone number:

(712) 277-1340

At the close of business on September 30, 2004, there were 18,501,576 Common Units outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$42,377	$39,596	$2,281
Accounts receivable	21,587	36,612	22,398
Inventory – finished products	8,630	12,516	15,478
Inventory – materials and supplies	7,150	6,848	6,541
Prepaid insurance and other current assets	12,112	6,344	2,271

Total current assets	91,856	101,916	48,969

Property, plant and equipment, net	80,027	84,691	86,918
Other assets	7,408	9,631	10,390

Total assets	$179,291	$196,238	$146,277

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$12,685	$8,661	$13,847
Customer prepayments	11,315	41,251	14,166
Pension liabilities due to affiliate	2,931	4,116	4,116
Current portion of long-term debt and capital lease obligations	62	58	56

Total current liabilities	26,993	54,086	32,185

Long-term debt due to affiliates	8,200	8,200	8,200
Capital lease obligations	28	75	88
Other long-term liabilities	501	1,600	1,600

Total liabilities	35,722	63,961	42,073

Partners’ capital:
Limited partners’ interests – common unitholders	147,837	138,274	121,085
General partner’s interest	(10,852)	(11,047)	(11.398)
Accumulated other comprehensive income (loss)	6,584	5,050	(5,483)

Total partners’ capital	143,569	132,277	104,204

Total liabilities and partners’ capital	$179,291	$196,238	$146,277

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$100,479	$86,202	$337,436	$275,033
Other income	251	223	620	477

Total revenues	100,730	86,425	338,056	275,510
Cost of goods sold	90,791	84,865	297,062	280,716

Gross profit (loss)	9,939	1,560	40,994	(5,206)
Operating expenses	3,366	2,330	8,200	6,824
Impairment of long-lived assets	—	—	—	40,655

Operating income (loss)	6,573	(770)	32,794	(52,685)

Interest expense	(2)	(198)	(6)	(204)
Interest income	185	9	569	81

Net income (loss)	$6,756	$(959)	$33,357	$(52,808)

Net income (loss) allocable to limited partners’ interest	$6,621	$(940)	$32,690	$(51,752)

Net income (loss) per limited partnership unit	$0.36	$(0.05)	$1.77	$(2.80)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:

Net income (loss) from operations	$33,357	$(52,808)
Adjustments to reconcile net income to net cash flows from operating activities:
Impairment of long-lived assets	—	40,655
Depreciation	7,020	9,207
Changes in operating assets and liabilities:
Receivables	15,025	4,362
Inventories	3,584	(6,112)
Prepaid insurance and other current assets	(4,233)	4,388
Accounts payable, accrued liabilities and customer prepayments	(25,909)	(22,579)
Other	(935)	(2,846)

Net cash flows from operating activities	27,909	(25,733)

Investing activities:
Capital expenditures	(1,482)	(1,763)

Financing activities:
Net changes in short-term borrowings	—	—
Repayment of long-term debt and capital lease obligations	(48)	(1,241)
Partnership distributions paid	(23,599)	(4,720)

Net cash flows from financing activities	(25,129)	(7,724)

Net decrease in cash and cash equivalents	2,780	(33,457)
Cash and cash equivalents at beginning of period	39,596	35,738

Cash and cash equivalents at end of period	$42,376	$2,281

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except for units)

(unaudited)

(in thousands, except for Units)	Limited Partners’ Interests	General Partner’s Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2004	$138,274	$(11,047)	$5,050	$132,277
Net income	32,690	667	—	33,357
Change in fair value of derivatives	—	—	1,534	1,534

Comprehensive income	—	—	—	34,891
Distributions	(23,127)	(472)	—	(23,599)

Partners’ capital at September 30, 2004	$147,837	$(10,852)	$6,584	$143,569

Limited partner units issued and outstanding at September 30, 2004		18,501,576

(in thousands, except for Units)	Limited Partners’ Interest	General Partner’s Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2003	$177,463	$(10,248)	$2,273	$169,488
Net loss	(51,752)	(1,056)	—	(52,808)
Change in fair value of derivatives	—	—	(7,756)	(7,756)

Comprehensive loss	—	—	—	(60,564)
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at September 30, 2003	$121,085	$(11,398)	$(5,483)	$104,204

Limited partner units issued and outstanding at September 30, 2003		18,501,576

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the first nine months of 2004 the Partnership paid cash distributions on February 25 and May 25 in the amount of $4.7 million each ($0.25 per common unit) and on August 25 in the amount of $14.2 million ($.75 per common unit). In the first nine months of 2003 the Partnership paid a cash distribution on February 27 in the amount of $4.7 million ($0.25 per common unit).

At September 30, 2004, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s (“Terra”) bank credit agreement as described therein.

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

The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2004, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at September 30, 2004 to cover 32.2% of natural gas requirements for the succeeding twelve months.

Unrealized gains from forward pricing positions totaled $8.1 million as of September 30, 2004. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $0.8 million of realized losses on closed contracts relating to future periods that have been deferred to the respective period.

For the period ending September, 2004, recording the fair value of natural gas and fertilizer derivatives resulted in a $1.6 million increase to current assets, a $0.6 million increase to current liabilities, a $0.5 million increase to cost of sales and a $1.5 million increase to accumulated other comprehensive income. The increase to current assets was to recognize the value of open natural gas and fertilizer contracts; the increase to current liabilities was to reclassify deferred gains on closed contracts.

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

During the 2003 second quarter, due to expectations that our Blytheville facility would not cover its future cash costs and required capital improvements because of continuing competition from urea imports from regions with much lower gas costs, we decided to permanently close the facility following the 2004 planting season. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets,” a $40.7 million charge was recorded during the 2003 second quarter. On May 26, 2004 the Blytheville production facility was permanently shutdown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We produce and market nitrogen products for agricultural and industrial markets. Nitrogen products are commodity chemicals that are sold at prices reflecting global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. In order to be viable in this industry, a producer must be among the low-cost producers to markets it serves and have a financial position that can sustain it during periods of oversupply.

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since we compete with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2003 did not allow us and other North American producers to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production that have contributed to higher nitrogen prices through reductions to global supplies.

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

Our sales volumes are primarily dependent upon the operating rates for our plants. We may purchase product from other manufacturers or importers for resale, but gross margins on those volumes are rarely significant. Profitability and cash flows from our operations are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 in the “Business and Properties” section of the Partnership’s most recent Form 10-K filing with the Securities and Exchange Commission.

Dependence on Terra Industries

The Partnership is dependent on Terra Industries Inc. (“Terra”)in a number of respects. The Partnership’s bank facilities are, as noted in “Liquidity and Capital Resources”, dependent on Terra’s results and financial condition. Terra provides all of the Partnership’s management services and operates all of its facilities through its wholly-owned subsidiary TNC, the Partnership’s general partner. Terra and its wholly-owned subsidiaries, including TNC, have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. The Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Form 8-K.

Three months ended September 30, 2004 compared with

three months ended September 30, 2003

Volumes and prices for the three-month periods ended September 30, 2004 and 2003 follow:

	2004		2003
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	76	$265	72	$232
UAN	586	119	571	96
Urea	—	—	32	171

*After	deduction of outbound freight costs

Revenues for the quarter ended September 30, 2004 increased $14.3 million, or 16.6%, compared with the same quarter in 2003 primarily as the result of higher sales prices for all Partnership products. Sales prices were higher as the result of lower nitrogen supplies caused by increased demand and lower industry-wide production rates than in prior years. The reduction to urea sales volumes reflects the permanent closing of our Blytheville facility on May 26, 2004.

Third quarter gross profits were $9.9 million and increased $8.4 million from 2003. The primary factor for the gross profit increase was higher 2004 sales prices, partially offset by higher natural gas costs. Third quarter natural gas costs increased almost 9%, or $4.9 million, from $5.11/MMBtu in 2003 to $5.59/MMBtu in 2004 (net of forward pricing gains or losses.) As a result of forward price natural gas contracts, third quarter 2004 natural gas costs for the Partnership were $0.9 million higher than spot prices. UAN solution hedge losses totaled $3.3 million.

Operating expenses of $3.4 million in 2004 increased $1.0 million, or 44%, from 2003 as the result of higher spending for administrative activities, mostly accruals for employee incentive payments. Net interest income in 2004 was $0.4 million favorable to the 2003 second quarter due to higher cash balances and lower short-term borrowings.

Nine months ended September 30, 2004 compared with

nine months ended September 30, 2003

Volumes and prices for the nine-month periods ended September 30, 2004 and 2003 follow:

	2004		2003
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	274	$266	204	$237
UAN	1,679	118	1,647	97
Urea	212	181	269	164

*After	deducting outbound freight costs

Revenues for the nine months ended September 30, 2004 increased $62.5 million, or 22.7%, compared with the same period in 2003. Sales prices were higher as the result of lower nitrogen fertilizer supplies caused by high natural gas costs that resulted in industry-wide production curtailments. The reduction to urea sales volumes reflects the permanent closing of our Blytheville facility on May 26, 2004.

Gross profits during the 2004 first nine months increased $46.2 million from 2003. Higher 2004 sales priced contributed about $47 million to gross profits. Improved ammonia and UAN solution volumes also added approximately $2 million to gross profits. First nine months natural gas costs increased almost $3 million over the 2003 first nine months as unit costs, net of forward pricing gains and losses, increased to $5.38/MMBtu during the 2004 first nine months compared to $5.30/MMBtu during the same 2003 period. Natural gas costs in the 2004 first nine months were $5.2 million lower than spot prices as the result of forward price contracts.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a $40.7 million charge was recorded during the 2003 second quarter. On May 26, 2004 the Blytheville production facility permanently ceased production, although the site will continue to be used as a terminal for sales of ammonia produced at the Partnership’s Verdigris, Oklahoma facility or obtained from other sources. We incurred $1.6 million of costs related to the permanent closure of the facility during the 2004 first nine months.

Operating expenses of $8.2 million in 2004 increased $1.4 million, or 20%, from 2003 as the result of higher spending for administrative activities, mostly accruals for employee incentive payments. Net interest income was $0.7 million higher than the 2003 first nine months due to higher cash balances and lower short-term borrowing during the first nine months of 2004.

Capital resources and liquidity

Net cash from operating activities for the first nine months of 2004 was a source of $27.9 million composed of $40.4 million of cash from operating activities and was partially offset by $12.5 million of increases to working capital balances. The primary increase in working capital consisted of a seasonal reduction to customer prepayments from December 31, 2003 balances.

Capital expenditures of $1.5 million during the first nine months of 2004 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2004 capital expenditures to approximate $4.0 million to fund replacement and stay-in-business additions to plant and equipment.

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the joint revolving bank credit facility (described below) or from Terra Capital, Inc., the parent of the General Partner.

Terra, Terra Capital, Inc., the Partnership and certain other Terra affiliates have a $175 million joint revolving bank credit facility that expires in June 2005. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At September 30, 2004, the Partnership had no outstanding borrowings or letters of credit, resulting in availability of approximately $49.7 million under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

Under the credit facility, Terra and its subsidiaries, including the Partnership, are subject to covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s aggregate borrowing availability falls below $60 million, Terra is required to have generated $60 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. For the 12 months ended September 30, 2004, Terra’s operating cash flows (as defined in the credit facility) were $215.4 million. Terra is also required to maintain a minimum aggregate unused borrowing availability of $30 million at all times. At September 30, 2004, Terra’s borrowing availability under the facility was $144 million.

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

Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in the first nine months of 2004 and 2003 were $23.6 and $4.7 million, respectively.

Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified levels.

The Partnership anticipates that approximately $4.1 million in pension funding will be required in 2004 of which $1.2 million was paid during the first nine months.

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

The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at September 30, 2004 to cover 32.2% of its natural gas requirements for the succeeding twelve months (see Note 4). The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by Terra’s bank agreement covenants.

Item 4. CONTROLS AND PROCEDURES

In response to recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002, we continue to devote significant resources and time to comply with these new requirements. In particular, we are currently undertaking a full analysis and documentation of the Partnership’s internal control over financial reporting. Our testing and analysis is continuing and will be completed in connection with our evaluation of our internal control over financial reporting as of the end of the current fiscal year. This additional testing may identify deficiencies in our internal control over financial reporting and we may conclude that the identified deficiencies rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting.

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

Date: November 9, 2004