Form 10-K
period 2004-12-31
TERRA NITROGEN CO L P /DE
filed 2005-03-23
CIK 879575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-10877

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

The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant’s most recently completed second fiscal quarter was $55,278,744.00.

The number of shares outstanding of the registrant’s Partnership units, as of March 1, 2005, was 18,501,576.

Terra Nitrogen Company, L.P.

Form 10-K

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

General

Terra Nitrogen Company, L.P. (“TNCLP”) is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”). Terra Nitrogen Corporation (“TNC” or “General Partner”), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the “Partnership,” unless the context otherwise requires) and owns a consolidated 2.0% interest in the Partnership. TNC is an indirect, wholly-owned subsidiary of Terra Industries Inc. (“Terra” or “the company”), a Maryland corporation. Terra is an industry leader in the production of nitrogen products and also produces methanol. Terra is one of the largest North American producers of anhydrous ammonia and nitrogen solutions and is the largest producer of ammonia and ammonium nitrate in the United Kingdom. In addition, in December 2004, Terra acquired Mississippi Chemical Corporation, which was the United States’ largest manufacturer and marketer of agricultural-grade ammonium nitrate fertilizer.

Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units. Terra and its subsidiaries owned 13,889,014 common units as of December 31, 2004, and the balance are traded on the New York Stock Exchange under the symbol “TNH.” The common units are referred to herein individually as a “unit” and collectively as “units.”

Terra makes available free of charge through its web site, www.terraindustries.com, TNCLP’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Terra’s Internet web site and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Partnership Products

The Partnership is a producer and distributor of nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The Partnership’s principal products are ammonia and urea ammonium nitrate solution (“UAN”). These products are manufactured at the Partnership’s manufacturing facility in Verdigris, Oklahoma. The Partnership’s product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although ammonia and UAN are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment. The Partnership formerly produced urea by upgrading portions of its ammonia production. However, with the closing of its Blytheville manufacturing facility in May, 2004, the Partnership no longer produces urea.

The Partnership’s nitrogen products are described in greater detail below:

Anhydrous Ammonia

The Partnership produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts.

Ammonia contains 82% nitrogen by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied during a shorter period of the growing season. When used as a fertilizer, ammonia must be injected into the soil by specialized equipment, and soil conditions can limit its application.

In addition, in most areas of the world, especially in lesser-developed countries, dealers and farmers lack the equipment necessary to store, ship and apply ammonia and therefore must use other forms of nitrogen fertilizer. Ammonia can be upgraded into solid or liquid fertilizers, like urea and UAN, which are easier to transport, store and apply than ammonia.

UAN

The Partnership produces UAN by upgrading portions of its ammonia production. UAN is produced by combining urea solution and ammonium nitrate solution. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized when transported or stored.

The nitrogen content of UAN is typically 28% to 32% by weight. As a liquid, UAN has many advantages over solid fertilizers and anhydrous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Moreover, due to its stable nature, UAN can be a preferred fertilizer choice for crops requiring soil surface applications (such as no-till row crops) since UAN is less subject to volatization losses. The use of conservation tilling and “no-till” farming techniques, which reduce erosion, has increased in the U.S. over the past decade. This trend, if continued, will likely increase UAN demand.

Marketing and Distribution

The Partnership sells its products primarily in the Central and Southern Plains and Corn Belt regions of the U.S. The Partnership’s production facility in Verdigris, Oklahoma is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. The Partnership’s products are marketed and distributed through an organization based in Sioux City, Iowa that provides combined services to the Partnership and to Terra. For further information on the combined organizations of the General Partner and its affiliates, see Footnote 4 to Item 8 “Financial Statements and Supplementary Data.”

All of the Partnership’s sales are at the wholesale level. The Partnership’s customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The Partnership sells a majority of its nitrogen fertilizer products to dealers. No single customer accounted for more than 10% of the Partnership’s 2004 sales.

Production and Terminal Facilities

Production Facility

The Partnership’s production facility in Verdigris, Oklahoma produces all of the Partnership’s nitrogen fertilizer products. This facility has the production capacity shown in the table on the right.

	Annual Capacity in Tons[1]
Location	Ammonia[2]	UAN
Verdigris, Oklahoma	1,050,000	2,200,000

1	The annual capacity contains an allowance for a planned maintenance shutdown.

2	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.

The Partnership’s manufacturing facility is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Verdigris, Oklahoma manufacturing facility was 98% in 2004, 101% in 2003 and 105% in 2002.

In May, 2004, the Partnership discontinued production at its Blytheville, Arkansas nitrogen products manufacturing facility and began preparations for permanently closing the production plants. The ammonia plant and the UAN plant at the Blytheville facility is being dismantled and sold as used parts and scrap. The urea plant remains intact and is being marketed for sale as a used asset. Terra expects to operate the Blytheville facility’s storage and distribution assets as a terminal for ammonia produced at its Verdigris, Oklahoma facility or obtained from other sources.

The Partnership owns all of its manufacturing and terminal facilities in fee, unless otherwise stated below.

The Verdigris, Oklahoma facility is made up of two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. The Partnership owns the plants in fee, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal is scheduled to expire in April 2009.

The Blytheville, Arkansas facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant, all of which the Partnership has permanently closed. TNCLP leases the real estate underlying the ammonia plant from the City of Blytheville at a nominal annual rate. The ammonia plant real estate lease is scheduled to expire in November 2009, and the Partnership has an option to extend that lease for 10 successive terms of five years each at the same rental rate. The Partnership has an unconditional option to purchase the ammonia plant real estate for a nominal price at the end of the lease term (including any renewal term). The real estate underlying the urea and UAN plants is also leased from the City of Blytheville. That lease is scheduled to expire in October 2010, and the Partnership has an option to extend that lease for two successive terms of five years each at the same rental rate. The Partnership also has a similar, unconditional option to purchase the urea plant real estate for a nominal price.

The Partnership’s fixed assets are subject to a lien securing an $8.2 million note payable by the Partnership to a subsidiary of Terra.

Terminal Facilities

The Partnership owns and operates four terminals used to store and distribute its products to customers. The Partnership owns UAN terminals near Dublin, Indiana (Henry and Wayne Counties), Blair, Nebraska (Washington County), and Pekin, Illinois (Tazewell County). In addition, the Blair, Nebraska terminal stores and distributes ammonia. The Partnership operates the Blytheville, Arkansas storage and distribution assets as an ammonia terminal.

Breakdown of Revenue by Product

Revenue contributions of the Partnership’s principal products (as a percentage of the Partnership’s total revenues) for each of the last three years appear in the table at right.

	2004	2003	2002
Ammonia	24%	22%	21%
UAN	66%	60%	61%
Urea	10%	18%	18%
	100%	100%	100%

Credit

The Partnership’s credit terms are generally 15-30 days from date of invoice, but may be extended for longer periods during certain sales seasons consistent with industry practices. The Partnership’s bad debt write-offs have been less than $0.5 million annually for each of the past three years.

Revolving Credit Facility

The Partnership has a $50 million revolving credit facility that expires in June 2008. A portion of this facility is available for swing loans and for the issuance of letters of credit. At December 31, 2004, there were no revolving credit borrowings, and there were no outstanding letters of credit, resulting in remaining borrowing availability of $50 million under the facility. The credit agreement requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, liens, investments, asset sales, restricted payments and transactions with affiliates, among others. Terra is not a party to the credit agreement, but Terra and its domestic subsidiaries (other than the Partnership) have guaranteed, on an unsecured basis, the Partnership’s obligations thereunder. Should for whatever reason Terra no longer be in a position to provide a guarantee, the facility would continue to be available to the Partnership.

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

The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer;

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to North America;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and

•	Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East, South America and Trinidad. During the period 2002-2003, favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. More recently, depressed U.S. prices and margins for nitrogen products have resulted in some curtailments or shutdowns of North American capacity. Most, but not all, of these shutdowns are expected to be permanent.

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas. The Partnership believes there is a sufficient supply of natural gas for the foreseeable future and has entered into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

Terra’s natural gas procurement policy, which also applies to the Partnership’s gas procurement, is to fix or cap the price of 20% to 80% of its natural gas requirements for a rolling 12-month period, and up to 50% of its natural gas requirements for the subsequent 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for the finished products. Departures from the policy are permitted with the approval of Terra’s Board of Directors. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities’ natural gas costs have been and likely will continue to be substantially lower than the Partnership’s.

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

Transportation

The Partnership uses several modes of transportation to ship product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. The Partnership uses approximately 49 liquid and anhydrous ammonia fertilizer terminal storage facilities in numerous states. Railcars are the major source of transportation for shipments from the Partnership’s manufacturing facilities. Terra currently leases approximately 2,400 railcars. The Partnership also owns 10 nitric acid railcars. In addition, the Verdigris facility distributes ammonia through a common carrier pipeline.

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

Environmental and Other Regulatory Matters

The Partnership’s operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. The Partnership’s facilities require operating permits that are subject to review by governmental agencies. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state or other regulatory agencies. The Partnership takes precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or analogous laws for all or part of the costs of such investigation and remediation.

Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership’s production facilities) has retained liability for certain environmental matters originating prior to the Partnership’s acquisition of these facilities.

The Partnership may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at its facilities to comply with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements also typically apply to competitors as well. The Partnership estimates that the cost of additional equipment to comply with these requirements in 2005 and beyond will be less than $10 million.

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

The Partnership’s capital expenditures related to environmental control in 2004 were approximately $0.9 million. Environmental capital expenditures by the Partnership are projected to be approximately $1.2 million for 2005 and approximately $3.5 million for 2006.

The Partnership believes that its policies and procedures now in effect are in compliance with applicable environmental laws and with the permits relating to the facilities in all material respects. However, in the normal course of its business, the Partnership is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Although environmental expenditures have not been material during the past year, it is impossible to predict or quantify the impact of future environmental liabilities associated with releases of hazardous substances from the Partnership’s facilities.

Revenues and Assets

The Partnership’s revenues from external customers, measure of profit and loss and total assets for the years 2002-2004 is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Financial Statements and Supplementary Data.”

Employees

The Partnership does not have any employees.

The General Partner, Terra Nitrogen Corporation, is responsible for managing the Partnership. As of December 31, 2004, the General Partner had 171 employees. None of the General Partner’s employees that work in connection with the Partnership’s business are subject to collective bargaining agreements. The General Partner considers its labor relations to be good.

Limited Call Right

Since less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the common units at December 31, 2004. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation to the knowledge of the Partnership that would have a material adverse effect on the business or financial condition of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

No matters were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

TNCLP’s common units are listed on the New York Stock Exchange under the symbol TNH. The high and low sales prices of the common units for each quarterly period for 2004 and 2003, as reported on the New York Stock Exchange Composite Price History, are shown on the right.

	2004		2003
Quarter	High	Low	High	Low
1st	$14.93	$4.81	$7.05	$4.33
2nd	13.47	8.30	6.05	4.85
3rd	25.45	11.01	5.47	3.90
4th	25.95	15.03	5.80	4.40

Based on information received from TNCLP’s transfer and servicing agent, the number of registered unitholders as of March 1, 2005 is 250. TNC owned 11,172,414 common units as of December 31, 2004. Terra Capital, Inc. owned 2,716,600 common units as of December 31, 2004.

The quarterly cash distributions paid to the holders of common units and the General Partner in 2004 and 2003 appear in the table on the right.

	Amount Per Common Unit	Amount Distributed to General Partner
2004
First Quarter	$.25	$94,400
Second Quarter	.25	94,400
Third Quarter	.75	283,200
Fourth Quarter	.50	188,800

2003
First Quarter	$.25	$94,000
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Financial and Operating Data

The following table sets forth the Partnership’s historical financial and operating data for each of the five years ended December 31, 2004. This information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

Selected Historical Financial and Operating Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, except per Unit Amounts and Average Realized Prices)
Income Statement Data:
Revenues	$419,198	$403,599	$325,919	$304,872	$320,239
Other income	443	800	1,003	953	744

Total revenues	419,641	404,399	326,922	305,825	320,983
Cost of goods sold	363,958	389,709	310,993	304,648	288,468

Gross profit	55,683	14,690	15,929	1,177	32,515
Operating expenses	10,717	9,087	9,439	10,074	11,493
Impairment of long-lived assets	—	40,655	—	—	—

Income (loss) from operations	44,966	(35,052)	6,490	(8,897)	21,022
Interest expense	(15)	(300)	(560)	(924)	(1,436)
Interest income	920	84	250	2	623

Net income (loss)	$45,871	$(35,268)	$6,180	$(9,819)	$20,209

Net income (loss) per limited partnership unit	$2.43	$(1.87)	$0.33	$(0.52)	$1.07
Partnership Distributions Paid:
Common units	32,378	4,626	7,401	8,140	4,071
General partner	661	94	151	166	83

Total partnership distributions	$33,039	$4,720	$7,552	$8,306	$4,154

Distributions Paid Per Common Unit:	$1.75	$0.25	$0.40	$0.44	$0.22

Balance Sheet Data (at period end):
Property, plant and equipment, net	$80,425	$84,691	$126,056	$136,335	$147,597
Total assets	213,953	196,238	226,024	210,417	224,034
Long-term debt and capital lease obligations, including current portion	8,282	8,333	8,386	8,200	9,250
Partners’ capital	133,984	132,277	169,488	167,500	186,712
Operating Data:
Production (000’s tons):
Ammonia—net of upgrades	325	366	394	226	332
UAN	2,139	2,280	2,327	1,982	2,184
Urea	197	335	446	140	264

Total production	2,661	2,981	3,167	2,348	2,780
Sales volume (000’s tons):
Ammonia	338	336	394	259	373
UAN	2,197	2,280	2,475	1,942	2,409
Urea	212	390	450	290	282

Total sales	2,747	3,006	3,319	2,491	3,064
Average realized prices ($/ton)*:
Ammonia	$269	$242	$153	$210	$156
UAN	115	97	70	93	78
Urea	181	166	116	134	134

*	After deducting outbound freight costs

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Terra Nitrogen Company, L.P. is a producer and marketer of nitrogen products for use in agricultural and industrial markets. Nitrogen is a commodity chemical and prices are established based on global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. To be viable under these market conditions, a producer must be among the low-cost producers to markets it serves and have a financial position that can sustain it during periods of oversupply.

High nitrogen margins in 1995 led to capacity expansion projects globally that resulted in capacity increases that were, in the short term, substantially greater than demand growth, causing oversupply conditions that reduced nitrogen prices. Since 1998, that new global capacity has been partially offset by demand growth as well as permanent plant closings in the U.S. and Europe.

During 2003, we determined that market conditions did not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the established useful life at our Blytheville, Arkansas facility. Accordingly, we recorded a $40.7 million charge in 2003 as an “Impairment of long-lived assets” and permanently halted production at the facility in May 2004. We continue to produce nitrogen products at our Verdigris, Oklahoma facility.

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since we compete with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2002 did not permit us to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production. These curtailments contributed to reductions in global nitrogen product supplies.

Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Offshore producers are most competitive in regions close to North American points of entry for imports, including the Gulf Coast and East Coast.

Our sales volumes primarily depend upon the operating rates for our plants. We may purchase product from other manufacturers or importers for resale, but gross margins on those volumes would rarely be significant. The profitability and cash flows from our operations are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our operating results include the number of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 in the “Business and Properties” section of this report.

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

Revenue Recognition

Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling. Gains or losses associated with the settlement of nitrogen derivative contracts are included as revenues.

Inventory Valuation

Inventories are stated at the lower of cost and estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen industry is characterized by rapid change in both demand and pricing. Rapid demand declines could result in temporary or permanent production curtailment, while rapid price declines could result in a lower of cost and market adjustment.

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

The General Partner enters into derivative instruments including future contracts, swap agreements, and purchased options to cap or fix prices for a portion of our natural gas production requirements. The General Partner also uses similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. The General Partner has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the Partnership to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

Factors That Affect Operating Performance

Factors that may affect the Partnership’s operating results include: the relative balance of supply and demand for nitrogen fertilizers, the availability and cost of natural gas, the number of planted acres—which is affected by both worldwide demand and government policies, the types of crops planted, the effects general weather patterns have on the timing and duration of fieldwork for crop planting and harvesting, the effect of environmental legislation on supply and demand for the Partnership’s products, the availability of financing sources to fund seasonal working capital needs and the potential for interruption to operations due to accidents or natural disasters.

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2004 accounted for about 65% of total costs and expenses for the Partnership. A significant increase in the price of natural gas that is not covered by forward pricing arrangements or recovered through an increase in the price of related nitrogen products would have an adverse effect on the Partnership’s business, financial condition and results of operations. A portion of global nitrogen products is manufactured at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, priced substantially lower than the Partnership’s natural gas.

The Partnership enters into forward pricing contracts for natural gas when such arrangements would not result in costs that would be greater than expected selling prices for finished products manufactured by the Partnership. Terra’s natural gas forward pricing policy (which is applicable to the Partnership) has been to fix or cap the price of between 20% and 80% of its natural gas requirements for a rolling 12-month period and up to 50% of its natural gas requirements for the subsequent 24-month period through supply contracts, financial derivatives and other instruments. Deviations from this policy are permitted through notification to Terra’s Board of Directors. The Partnership’s December 31, 2004 forward positions do not extend beyond 2005 and covered 29% of the Verdigris facility’s 2004 natural gas consumption.

Prices for nitrogen products are influenced by the world supply and demand balance for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that influence food consumption. Short-term demand is affected by world economic conditions and international trade decisions. For example, 2001 demand was reduced, in part, due to relatively high nitrogen prices and low grain prices. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America.

Weather can significantly affect demand for the Partnership’s products. Weather conditions that delay or intermittently disrupt fieldwork during the planting season may cause agricultural customers to use forms of nitrogen fertilizer that are more or less favorable to the Partnership’s sales. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay for crop inputs purchased from our dealer customers. Conversely, low crop yields often increase the planted areas in the subsequent growing season, which, in turn, increases the demand for nitrogen fertilizer.

The Partnership’s business is highly seasonal, with the majority of its products used during the second quarter in conjunction with spring planting. Due to the business’ seasonality and the relatively brief periods during which products can be used by customers, the Partnership and its customers generally build inventories during the second half of the year to ensure product availability during the peak sales season. For its current level of sales, the Partnership requires lines of credit to fund inventory increases and to support customer credit terms. The Partnership believes that its credit facilities are adequate for expected 2005 sales levels.

The Partnership’s operations may be subject to significant interruption if its facility were to experience a major accident or natural disaster. The Partnership currently maintains insurance, including business interruption insurance, which it believes is sufficient to cover major damage to any of its facilities.

RESULTS OF OPERATIONS—2004 COMPARED WITH 2003

The Partnership’s sales volumes and prices for 2004 and 2003 follow (quantities in thousands of tons):

	2004		2003
	Sales Volumes	Avg. Unit Price*	Sales Volumes	Avg. Unit Price*
Ammonia	338	$269	336	$242
UAN	2,197	115	2,280	97
Urea	212	181	390	166

*	After deducting outbound freight costs

Revenues for 2004 increased $15.2 million, or 4%, to $419.6 million compared with $404.4 million in 2003 as the result of higher selling prices partly offset by lower sales volumes. Sales prices were higher as the result of increased demand and lower nitrogen fertilizer supplies caused by industry-wide production curtailments since mid-2003. Price increases also reflected higher imported product costs as the result of U.S. currency declines relative to other currencies and increased international freight rates. Sales volumes in 2004 were lower than the previous year due to the Blytheville production facility’s permanent closure in May 2004.

Gross profits during 2004 were $55.7 million, an increase of $41.0 million from 2003. Higher 2004 selling prices contributed $51.4 million to gross profits, but were offset by higher natural gas costs and increased fixed cost spending. The 2004 cost of natural gas purchases increased $7.8 million, or 3% over 2003 as unit costs, net of forward pricing gains and losses, increased to $5.38 per million British thermal units (“MMBtu”) for 2004 compared to $5.21/MMBtu for 2003. Natural gas costs in 2004 were $8.8 million lower than spot prices as the result of forward price contracts. Higher fixed cost spending, primarily for unplanned maintenance, reduced gross profits $3.9 million from 2003.

Operating expenses of $10.7 million increased $1.6 million, or 18%, as the result of higher spending for administrative activities, mostly related to incentive compensation plans.

During 2003, the Partnership recorded a $40.7 million charge for the impairment of Blytheville’s long-lived assets as the Partnership’s general partner, TNC, concluded that future market conditions may not justify ongoing investment in the maintenance and replacement capital required to operate the Blytheville facility for its established useful life.

2004 net interest income improved by $1.1 million compared with that of 2003 due to lower borrowing levels and higher cash balances.

RESULTS OF OPERATIONS—2003 COMPARED WITH 2002

The Partnership’s sale volumes and prices for 2003 and 2002 follow (quantities in thousands of tons):

	2003		2002
	Sales Volumes	Avg. Unit Price*	Sales Volumes	Avg. Unit Price*
Ammonia	336	$242	394	$153
UAN	2,280	97	2,475	70
Urea	390	168	450	116

*	After deducting outbound freight costs

Revenues for 2003 were $404.4 million and increased $77.5 million, or 24%, from $326.9 million in 2002. Selling prices were higher as the result of lower nitrogen fertilizer supplies caused by increased demand and industry-wide production curtailments. Sales volumes in 2003 were lower than the previous year due to curtailments of Partnership production. The partnership ceased production at the Blytheville, Arkansas facility and one of the two Verdigris, Oklahoma ammonia plants on February 27, 2003 because of high natural gas prices. The Partnership resumed full capacity production at both facilities on March 13, 2003 when natural gas prices decreased and product prices improved. On July 1, 2003, the Partnership suspended ammonia and urea production at Blytheville due to concerns that the facility would not cover its cash costs because of continuing high natural gas costs and seasonal declines in fertilizer prices. Blytheville production resumed on October 1, 2003 in response to higher urea selling prices and improved seasonal demand.

Gross profits during 2003 were $14.7 million, a decline of $1.2 million from 2002. Higher 2003 selling prices contributed $113 million to gross profits, but were more than offset by higher natural gas costs, lower sales volumes and idle plant costs. The 2003 cost of natural gas purchases increased $104 million, or 67% over 2002 as unit costs, net of forward pricing gains and losses, increased to $5.21 per million British thermal units for 2003 compared to $3.12/MMBtu for 2002. Natural gas costs in 2003 were $3.0 million higher than spot prices as the result of forward price contracts.

Operating expenses of $9.1 million declined $0.3 million from 2002, or 4%, as the result of reduced headcount and lower spending for administrative activities.

During 2003, the Partnership recorded a $40.7 million charge for the impairment of Blytheville’s long-term assets as the Partnership’s general partner, TNC, concluded that future market conditions may not justify ongoing investment in the maintenance and replacement capital required to operate the Blytheville facility for its established useful life.

Net interest expense of $0.2 million was $0.1 million lower than in 2002 due to lower borrowing levels and higher cash balances.

Liquidity and Capital Resources

Net cash provided by operating activities for 2004 was $87.2 million compared to $20.1 million in 2003, an increase of $67.1 million principally due to higher earnings and working capital changes. Working capital changes represented a $31.9 million increase to 2004 cash flows due to a $11.6 million increase to current liabilities from higher customer prepayments, which reflected the higher price and demand for prepayment arrangements as compared to the previous year, and a $19.1 million reduction to year-end receivables and inventory balances due principally to the 2004 cessation of production at the Blytheville facility. At December 31, 2004, we had received $52.9 million of customer prepayments that we expect to substantially fulfill during the first half of 2005.

Capital expenditures of $5.1 million during 2004 were used primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2005 capital expenditures to approximate $7.0 million to fund replacement and stay-in-business additions to plant and equipment.

Contractual obligations and commitments to make future payments, other than notes due to affiliates, were as follows at December 31, 2004:

	Payments Due In
(in thousands)	Less than One Year	One to Three Years	Three to Five Years	Thereafter
Capital lease obligations	$63	$12	$—	$—
Operating leases	8,689	10,808	2,781	1,082

Total	$8,752	$10,820	$2,781	$1,082

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s revolving bank credit facility described in the following paragraph.

On December 21, 2004, the Partnership entered into a $50 million revolving bank credit facility that expires in June 2008. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At December 31, 2004, borrowing availability exceeded $50 million and the Partnership had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

Under the credit facility, the Partnership is subject to the covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Partnership’s aggregate borrowing availability falls below $10 million, it is required to have generated $25 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The Partnership is also required to maintain a minimum aggregate unused borrowing availability of $5 million at all times.

The Partnership’s ability to continue to meet the covenants under the credit facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants, or to obtain a waiver from the lenders, would result in a default by the Partnership such that all outstanding amounts could become immediately due and payable and the Partnership would be unable to borrow additional amounts under the credit facility. Because access to adequate bank facilities may be critical to funding the Partnership’s operating cash needs and purchase of financial derivatives to manage the Partnership’s exposure to natural gas commodity price risk, any default or termination of the joint revolving bank credit facility could have a material adverse effect on the Partnership.

We currently anticipate that the Partnership will be able to meet its covenants through 2005. Nevertheless, if there were to be any adverse changes in the factors listed above, there can be no assurance that this would be the case.

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $3.3 million, $1.9 million and $3.1 million in 2004, 2003 and 2002, respectively. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Partnership does not expect its compliance with such regulations will have a material adverse effect on its results of operations, financial position or net cash flows.

In addition, the Partnership incurred $855,000, $0 and $808,000 of capital expenditures in 2004, 2003 and 2002, respectively, related to capital improvements to ensure compliance with environmental, health and safety regulations. The Partnership may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. The Partnership estimates that the cost of complying with these existing requirements in 2005 and beyond will be less than $10 million.

Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in 2004, 2003 and 2002 were $33.0 million, $4.7 million and $7.6 million, respectively.

Distributions of Available Cash are made 98% to the Limited Partners and 2% to the General Partner, except that the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified levels. The specified levels are increased by the amount of quarterly distributions to holders of Common Units that are less than $0.605 per unit. As of December 31, 2004, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner receives an incentive payment was $221.9 million, or $11.99 per unit.

Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The impact of the adoption on the company’s financial position or net income was not material.

In November 2004, the FASB issued Statement of Financial Standards (“SFAS”) No. 151 “An Amendment of ARB No. 43, Chapter 4”. The statement clarifies the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) that should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29”. The statement amends Opinion 29 to eliminate the exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the company are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

General Partner Option to Effect Mandatory Redemption of Partnership Units

At December 31, 2004, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as is the case at December 31, 2004, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Dependence on Terra Industries

The Partnership is dependent on Terra Industries Inc. (“Terra”) in a number of respects. Terra provides all of the Partnership’s management services and operates all of its facilities through its wholly-owned subsidiary TNC, the Partnership’s general partner. Terra and its wholly owned subsidiaries, including TNC, have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. The Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, investors should refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Form 8-K. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Forms 8-K.

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

Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and the General Partner manages some of this volatility through the use of derivative commodity instruments. Terra Industries’ hedging policy (which is applicable to TNCLP) is described under the previous heading, “Factors that Affect Operating Performance”. The Partnership has hedged 29% of expected 2005 requirements and none of its requirements beyond December 31, 2005. The fair value of these instruments is estimated based on published referenced prices and quoted market prices from brokers. These instruments fixed natural gas prices at $6.1 million higher than published prices for December 31, 2004 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse price change. As of December 31, 2004, the Partnership’s market risk exposure related to future hedged natural gas requirements was $2.7 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since the Partnership forward prices only a portion of its natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments should be more than offset by lower costs for natural gas purchases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

	At December 31,
(in thousands)	2004	2003
Assets
Current assets:
Cash	$41,115	$3,424
Demand deposit with affiliate	37,077	36,172

Cash and cash equivalents	78,192	39,596

Receivables:
Trade	20,776	36,163
Other	303	449
Inventory:
Finished products	8,676	12,516
Materials and supplies	7,053	6,848
Other current assets	4,244	6,344

Total current assets	119,244	101,916

Property, plant, and equipment, net	80,425	84,691
Other assets	14,284	9,631

Total assets	$213,953	$196,238

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$8,652	$5,459
Accrued liabilities	2,561	3,202
Unrealized losses on forward contracts	7,603	—
Customer prepayments	52,871	41,251
Pension liabilities due to affiliate	—	4,116
Current portion of long-term debt and capital lease obligations	63	58

Total current liabilities	71,750	54,086

Long-term debt due to affiliate	8,200	8,200
Capital lease obligations	12	75
Other liabilities	7	1,600

Total liabilities	79,969	63,961

Partners’ capital:
Limited partners’ interests—common unitholders	150,850	138,274
General partner’s interest	(10,791)	(11,047)
Accumulated other comprehensive income (loss)	(6,075)	5,050

Total partners’ capital	133,984	132,277

Total liabilities and partners’ capital	$213,953	$196,238

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-unit amounts)	2004	2003	2002
Revenues
Net sales	$419,198	$403,599	$325,919
Other income	443	800	1,003

Cost and expenses	419,641	404,399	326,922

Cost of goods sold	363,958	389,709	310,993

Gross profit	55,683	14,690	15,929

Operating expenses	10,717	9,087	9,439
Impairment of long-lived assets	—	40,655	—

Income (loss) from operations	44,966	(35,052)	6,490
Interest expense	(15)	(300)	(560)
Interest income	920	84	250

Net income (loss)	$45,871	$(35,268)	$6,180

Net income (loss) allocable to limited partners’ interest	$44,954	$(34,563)	$6,056

Net income (loss) per limited partnership unit	$2.43	$(1.87)	$0.33

See Notes to the Consolidated Financial Statements

Consolidated Statements of Partners’ Capital

(in thousands, except for Units)	Limited Partners’ Interests	General Partner’s Interest	Accumulated Other Comprehensive Income (loss)	Total Partners’ Capital
Partners’ capital at January 1, 2002	$178,808	$(10,221)	$(1,087)	$167,500

Net income	6,056	124	—	6,180
Change in fair value of derivatives	—	—	3,360	3,360

Comprehensive income	—	—	—	9,540
Distributions	(7,401)	(151)	—	(7,552)

Partners’ capital at December 31, 2002	177,463	(10,248)	2,273	169,488

Net loss	(34,563)	(705)	—	(35,268)
Change in fair value of derivatives	—	—	2,777	2,777

Comprehensive loss	—	—	—	(32,491)
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at December 31, 2003	138,274	(11,047)	5,050	132,277

Net income	44,954	917	—	45,871
Change in fair value of derivatives	—	—	(11,125)	(11,125)

Comprehensive income	—	—	—	34,746
Distributions	(32,378)	(661)	—	(33,039)

Partners’ capital at December 31, 2004	$150,850	$(10,791)	$(6,075)	$133,984

Limited partnership units issued and outstanding at December 31, 2004, 2003 and 2002	18,501,576

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2004	2003	2002
Operating Activities
Net income (loss)	$45,871	$(35,268)	$6,180
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of long-lived assets	—	40,655	—
Depreciation & amortization	12,648	16,298	18,257
Changes in operating assets and liabilities:
Receivables	15,533	(9,852)	5,551
Inventory	3,635	(3,457)	8,317
Prepaid insurance and other current assets	(2,950)	3,630	(322)
Accounts payable	3,193	(12,656)	8,453
Accrued liabilities and customer prepayments	8,391	19,735	20,235
Change in other assets	(1,600)	1,021	2,619

Net cash flows from operating activities	84,721	20,106	69,290

Investing Activities
Capital expenditures	(5,112)	(1,949)	(1,523)
Plant turnaround costs	(7,381)	(5,946)	(10,157)
Other	(530)	(3,580)	—

Net cash flows from investing activities	(13,023)	(11,475)	(11,680)

Financing Activities
Net changes in short-term borrowings	—	—	(14,293)
Repayment of long-term debt and capital lease obligations	(63)	(53)	(37)
Partnership distributions paid	(33,039)	(4,720)	(7,552)

Net cash flows from financing activities	(33,102)	(4,773)	(21,882)

Net increase (decrease) in cash and cash equivalents	38,596	3,858	35,728
Cash and cash equivalents at beginning of year	39,596	35,738	10

Cash and cash equivalents at end of year	$78,192	$39,596	$35,738

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$15	$300	$560

Supplemental schedule of non-cash investing and financing activities
Capital lease obligations	$—	$—	$223

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

TNC is an indirect wholly-owned subsidiary of Terra Industries Inc. (“Terra”), a Maryland corporation. Terra is an industry leader in the production and marketing of nitrogen products. Terra is one of the largest producers of anhydrous ammonia and nitrogen solutions in the United Sates and Canada, and is also the largest producer of ammonium nitrate in the U.K..

Ownership of TNCLP is represented by the General Partner interest and the limited partner interest. The limited partner interests consist of 18,501,576 Common Units. Terra and its subsidiaries owned 13,889,014 Common Units as of December 31, 2004, and the balance are traded on the New York Stock Exchange under the symbol “TNH”.

The Partnership primarily evaluates performance and determines the allocation of resources on an entity-wide basis.

2. Significant Accounting Policies

Description of Business—The Partnership manufactures and sells fertilizer products, including ammonia and urea ammonium nitrate solution (“UAN”), which are principally used by farmers to improve the yield and quality of their crops. The Partnership sells products primarily throughout the U.S. on a wholesale basis. The Partnership’s customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral generally is not required.

Basis of Presentation—The consolidated financial statements reflect the consolidated assets, liabilities and operations of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated. Income is allocated to the General Partner and the Limited Partners in accordance with the provisions of the TNCLP Agreement of Limited Partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year.

Cash and Cash Equivalents—The Partnership considers cash, short-term investments and demand deposits with affiliates with an original maturity of three months or less to be cash and cash equivalents.

Financing Arrangements—The Partnership has an arrangement for demand deposits and notes with an affiliate to allow for excess Partnership cash to be deposited with, or funds to be borrowed from, Terra Capital, Inc., (“Terra Capital”) the parent of the General Partner. At December 31, 2004, $37.1 million was deposited with Terra Capital and earned interest at 2.07%, the rate received by Terra Capital on its commingled cash investments. At December 31, 2003, $36.2 million was deposited with Terra Capital and earned interest at 0.98%, the rate received by Terra Capital on its commingled cash investments.

Inventories—Inventories are stated at the lower of average cost or estimated net realizable value. The cost of inventories is determined using the first-in, first-out method.

Property, Plant and Equipment—Expenditures for plant and equipment additions, replacements, and major improvements are capitalized. Related depreciation is charged to expense on a straight-line basis over estimated useful lives ranging from 3 to 22 years. Maintenance, other than plant turnaround and catalyst replacement, and repair costs are expensed as incurred. Equipment under capital leases is recorded in property with the corresponding obligations in long-term debt. The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.

Plant Turnaround Costs—Costs related to the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis during the period until the next scheduled turnaround, generally over two years. Included in other non-current assets at December 31, 2004 and 2003 is $9.0 million and $5.0 million, respectively, of unamortized plant turnaround costs.

The Partnership recorded amortization expense of $3.3 million, $4.7 million, and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Impairment of Long-Lived Assets—The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset.

During 2003, we determined that future market conditions did not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remaining useful life at our Blytheville, Arkansas facility. Accordingly a $40.7 million charge was recorded during 2003 as an “Impairment of long-lived assets” and production at the facility was permanently halted in May 2004.

Other Current Assets/Accrued Liabilities—Current liabilities at December 31, 2004 included $1.2 million of deferred losses on closed natural gas contracts relating to future periods. Other current assets at December 31, 2003 included $1.7 million of deferred gains on closed natural gas contracts relating to future periods.

Derivatives and Financial Instruments—The Partnership accounts for derivatives in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in earnings unless the normal purchase or sale exception or hedge accounting is elected.

The General Partner enters into derivative instruments including future contracts, swap agreements, and purchased options to fix prices for a portion of future natural gas production requirements. The General Partner also uses similar derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. The General Partner has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the Partnership to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income (“OCI”). Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

Revenue Recognition—Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Amounts paid by customers for shipping and handling are included in revenues. Gains or losses associated with the settlement of nitrogen derivative contracts are included as revenues.

Cost of Sales and Hedging Transactions—Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month to which the hedged transactions relate (see Note 8—Derivative Financial Instruments). Costs associated with settlement of natural gas purchase contracts and costs for shipping and handling are included in cost of sales.

Income Taxes—The Partnership is not subject to income taxes and the income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership.

Reclassifications—Certain reclassifications have been made to prior year’s financial statements to conform with current year presentation.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Per-Unit Results and Allocations—Net income per limited partner unit is computed by dividing net income, less an approximate 2% share allocable to the General Partner for the years ended December 2004, 2003 and 2002, respectively, by 18,501,576 limited partnership units. According to the Agreement of Limited Partnership of TNCLP, net income is allocated to the General Partner and the Limited Partners in each taxable year in the same proportion that Available Cash for such taxable year was distributed to the General Partner and the Limited Partners.

Recently Issued Accounting Standards—In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The impact of the adoption on the company’s financial position or net income was not material.

In November 2004, the FASB issued Statement of Financial Standards (“SFAS”) No. 151 “An Amendment of ARB No. 43, Chapter 4”. The statement clarifies the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) that should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29”. The statement amends Opinion 29 to eliminate the exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the company are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

3. Agreement of Limited Partnership

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of Available Cash, as defined. The General Partner receives a combined minimum 2% of total cash distributions and, as an incentive, the General Partner’s participation increases if cumulative cash distributions exceed specified target levels.

The quarterly cash distributions paid to the Unitholders and the General Partner in 2004 and 2003 follow:

	Common Units		General Partner
	Total ($000s)	$ Per Unit	Total ($000s)
2004
First Quarter	4,626.25		94
Second Quarter	4,626.25		94
Third Quarter	13,876.75		283
Fourth Quarter	9,250.50		190

2003
First Quarter	4,626.25		94
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.1% of the Common Units at December 31, 2004. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

4. Related Party Transactions

The Partnership has no employees. Pursuant to the provisions of the TNCLP Agreement of Limited Partnership, TNC, as General Partner, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership and for that portion of TNC’s or its affiliates’ administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership’s business and reasonably allocable to the Partnership. TNC charges TNCLP for all costs and expenses directly related to TNCLP operations, such as direct labor and raw materials. Some employee benefits, such as health insurance and pension, are covered under plans that include TNC and its affiliates. Employee benefit costs are allocated between TNCLP and other affiliates on the basis of direct payroll. Management believes such costs would not be materially different if the Partnership were obtaining these benefits on a stand-alone basis. For the years ended December 31, 2004, 2003 and 2002, expenses charged to the Partnership by TNC amounted to $38.9 million, $38.6 million and $39.3 million, respectively, including $19.4 million, $20.3 million and $19.8 million, respectively, for payroll and payroll-related expenses including pension costs.

Certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to TNC. The portion of these expenses allocated to TNC that relate to TNC’s activities as General Partner is charged to the Partnership. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Since it is not practicable to estimate the cost to duplicate the general and administrative support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if the Partnership were obtaining these services on a stand-alone basis. Allocated expenses under this agreement charged to the Partnership were $6.6 million, $6.1 million and $6.1 million for the years ended December 2004, 2003 and 2002, respectively.

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

TNC’s employees are members of the Terra Industries Inc. Employees’ Retirement Plan (the Terra Retirement Plan), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for TNC employees. TNC recorded pension costs of $2.4 million, $2.8 million and $0.6 million ($1.8 million, $2.2 million and $0.4 million of which was charged to the Partnership) in 2004, 2003 and 2002, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation.

Terra maintains a qualified savings plan that allows employees to contribute a percentage of their total compensation up to a maximum defined by the plan. Each employee’s contribution, up to a specified maximum, may be matched by TNC based on a specified percentage of employee contributions. Employee contributions vest immediately, while TNC’s contributions vest over five years. Expenses associated with TNC’s contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 2004, 2003 and 2002 were $438,000, $279,000 and $556,000, respectively.

Partnership cash receipts are received by Terra Capital, the parent of the General Partner, and earn interest until the funds can be transferred to Partnership accounts. At December 31, 2004, $37.1 million was deposited with Terra Capital, Inc. and earned interest at 2.07%, the rate received by Terra Capital on its commingled cash investments. At December 31, 2003, $36.2 million was deposited with Terra Capital, Inc. and earned interest at 0.98%, the rate received by Terra Capital on its commingled cash investments.

Interest expense paid to Terra Capital was $338,000, $437,000 and $551,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income received from Terra Capital was $747,000, $230,000 and $249,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31,

(in thousands)	2004	2003
Assets owned:
Land	$3,270	$3,270
Building and improvements	2,129	2,117
Plant and equipment	210,695	204,680
Capital lease assets	223	223
Terminals and transportation equipment	6,898	7,849

	223,215	218,139
Less accumulated depreciation and amortization	(142,790)	(133,448)

Total	$80,425	$84,691

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at December 31,

(in thousands)	2004	2003
Capitalized lease obligations	$75	$133
Long-term debt due to affiliate	8,200	8,200

	8,275	8,333
Less current maturities	63	58

Total	$8,212	$8,275

On December 21, 2004, the Partnership entered into a $50 million revolving bank credit facility that expires in June 2008 and bears interest at floating rates (5.75% at December 31, 2004). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At December 31, 2004, borrowing availability exceeded $50 million and the Partnership had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

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

7. Commitments and Contingencies

The Operating Partnership is committed to various non-cancelable capital and operating leases for land, buildings and equipment. Total minimum rental payments for operating leases follow:

(in thousands)
2005	$8,689
2006	5,722
2007	5,086
2008	2,080
2009	701
2010 and thereafter	1,082

Net minimum lease payments	$23,360

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2009, and the Partnership has the option to renew the lease for an additional term of five years.

Rent expense under non-cancelable operating leases amounted to approximately $7.2 million, $7.2 million and $6.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Following is a summary of future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2004:

(in thousands)
2005	$66
2006	12

Total minimum lease payments	78
Less amount representing interest at 6.75%	3

Total present value of minimum payments	75
Less current portion of such obligations	63

Long-term lease obligation	$12

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

The following summarizes open natural gas contracts allocated to the Partnership at December 31, 2004 and 2003:

(in thousands)	2004		2003
	Contract MMBtu	Unrealized Gain (Loss)	Contract MMBtu	Unrealized Gain (Loss)
Swaps	7,674	$(4,253)	8,169	$4,388
Options	4,491	(603)	2,279	(471)

	12,165	(4,856)	10,448	3,917

Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month to which the hedged transaction relates. The risks and rewards of outstanding natural gas positions are directly related to increases and decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized losses were $1.2 million on closed contracts relating to future periods as of December 31, 2004. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

The Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At December 31, 2004, the Partnership had open swap contracts covering 120,000 tons of nitrogen solutions with an unrealized loss of $1.5 million. The nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, the contracts are marked-to-market and unrealized gains or losses are reflected in the statement of operations. The open nitrogen solution contracts expire during 2005.

Compared with spot prices, natural gas hedging activities reduced the Partnership’s 2004 natural gas costs by $8.8 million, increased 2003 natural gas costs by $3.0 million and reduced 2002 natural gas costs by $7.1 million. The estimated fair value of the natural gas futures, swaps, options and basis swaps were based on published referenced prices and quoted market prices from brokers.

On December 31 the fair value of derivatives resulted in the following increase (decrease) to reflect the ineffective portion of the derivatives designated as cash flow hedges:

(in thousands)	2004	2003
Current assets	$(5,588)	$3,315
Current liabilities	6,075	—
Accumulated other comprehensive income (loss)	(11,125)	2,777

9. Other Financial Information and Concentration of Credit Risk

Fair values of financial instruments: The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments:

•	Cash and cash equivalents—The carrying amounts approximate fair value because of the short maturity of those instruments.

•	Long-term debt—The carrying amounts of the Partnership’s borrowings under long-term debt agreements is estimated by discounting expected cash flows at the rates currently offered for the debt of the same remaining maturities. Fair market value of partnership borrowings approximate the recorded value.

•	Financial instruments—Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at December 31, 2004 and December 31, 2003. The unrealized gain (loss) on these contracts is disclosed in Note 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) as of December 31, 2004 and 2003 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An Audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Omaha, Nebraska

March 11, 2005

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$108,108	$129,012	$97,389	$85,132
Gross profit	13,976	17,078	9,939	14,690
Net income	12,002	14,597	6,756	12,516
Net income per limited partnership unit	.64	.77	.36	.66

2003
Revenues	$70,496	$118,149	$86,425	$129,329
Gross profit (loss)	(5,024)	(1,741)	1,560	19,895
Net income (loss)	(7,033)	(44,816)	(959)	17,540
Net income (loss) per limited partnership unit	(0.37)	(2.34)	(0.05)	0.93

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TNC, in its capacity as General Partner acts, as the manager of TNCLP and the Operating Partnership. Unitholders do not direct or participate in the management or control of either TNCLP or the Operating Partnership. The General Partner does not intend to establish any advisory board or similar body to which the unitholders would be entitled to elect representatives.

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

Directors

Michael L. Bennett	Mr. Bennett has been President of TNC since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 51.

Michael A. Jackson	Mr. Jackson has been a director of TNC since February 2002. He has been the President and CEO of Agri Business Group, Inc. since 1979 and was in private management consulting prior to that date. Age 50.

Burton M. Joyce	Mr. Joyce has been a director of TNC since November 1994. He was Chairman of the Board of Directors from June 1998 to April 2002. He was President and Chief Executive Officer of Terra from May 1991 through April 2001. Age 63.

Dennis B. Longmire	Mr. Longmire has been a director of TNC since April 1997. He has been Chairman of the Board and Chief Executive Officer of McCauley Bros., Inc. since September 1999; Chairman of the Board and Chief Executive Officer of Darling International, Inc. from 1994 to 1999. Age 60.

Francis G. Meyer	Mr. Meyer has been Vice President of TNC since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 52.

Theodore D. Sands	Mr. Sands has been a director of TNC since July 2000. He has been the President of HAAS Capital, LLC since February 1999; and was Managing Director-Investment Banking and Coordinator-Global Metals/Mining Group of Merrill Lynch & Co. from 1978 to 1999. Age 59.

Several directors are also on the boards of directors of other companies subject to the reporting requirements of the U.S. federal securities laws. Mr. Bennett is a director of Terra Industries Inc. and Alliant Energy; Mr. Joyce is a director of IPSCO, Inc. and Norfolk Southern Corp.; Mr. Longmire is a director of McCauley Bros., Inc.; and Mr. Sands is a director of Arch Coal Inc.

Principal Operating Executive Officers

Michael L. Bennett	Mr. Bennett has been President of TNC since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 51.

Mark A. Kalafut	Mr. Kalafut has been Vice President and General Counsel of TNC since July 2001 and Corporate Secretary since December 1999. He has been Vice President, General Counsel and Corporate Secretary of Terra since July 2001. He was Vice President and Associate General Counsel of Terra from April 1992 to July 2001. Age 51.

Francis G. Meyer	Mr. Meyer has been Vice President of TNC since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 52.

W. Mark Rosenbury	Mr. Rosenbury has been Vice President of TNC since March 2000. He has been Senior Vice President and Chief Administrative Officer of Terra since August 1999; and Vice President, European Operations of Terra and Managing Director of Terra Nitrogen U.K. from January 1998 to August 1999. Age 57.

Richard S. Sanders Jr.	Mr. Sanders has been Vice President, Manufacturing of TNC since October 2003. He has been Vice President, Manufacturing of Terra since July 2003 and Plant Manager, Verdigris facility from 1995 to 2003. Age 47.

Wynn S. Stevenson	Mr. Stevenson has been Vice President of TNC since March 2000. He has been Vice President, Taxes and Corporate Development of Terra since May 1998. Age 50.

None of the executive officers or directors of TNC is related by blood, marriage or adoption to any other executive officer or director of TNC.

Audit Committee

In 2004, the Audit Committee of the Board of Directors of TNC met twice and is currently composed of Messrs. Longmire (Chairman), Sands and Jackson. Each audit committee member is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNC dealing with various matters relating to the financial condition and auditing procedures of TNC, the Partnership and the Operating Partnership. The Board of Directors has further determined that Mr. Longmire meets the requirements to be named “audit committee financial expert” as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Audit Committee Charter was adopted by the TNC Board on January 23, 2004 and a copy has been posted on Terra’s web site at www.terraindustries.com.

Nominating and Corporate Governance Committee

In 2004, the Nominating and Corporate Governance Committee of the Board of Directors of TNC met twice and is currently composed of Messrs. Sands (Chairman), Longmire and Jackson. Each of these committee members is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Nominating and Corporate Governance Committee Charter was adopted by the TNC Board on January 23, 2004, and a copy has been posted on Terra’s web site at www.terraindustries.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). Executive officers and directors are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from the Partnership’s executive officers and directors, all of the Partnership’s officers, directors and greater than ten percent beneficial owners made all required filings during and with respect to 2004 in a timely manner except Theodore D. Sands who filed one Form 4 reporting a sale of TNH units late.

Corporate Governance Matters

TNC has established Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which meet the requirements of the NYSE. A copy of each has been posted on Terra’s web site at www.terraindustries.com. A hard copy of each is also available upon request.

ITEM 11. EXECUTIVE COMPENSATION

TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNC, including compensation from Terra (a portion of which is allocated to the Partnership). These executive officers are those in office as of December 31, 2004 and are collectively referred to below as the “named executive officers.” Compensation information is provided for the years 2004, 2003 and 2002.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary [1]	Bonus [2]	Other Annual Compensation[3]	Restricted Stock Award(s) [4]	Securities Underlying Options	All Other Compensation[5]
Michael L. Bennett President and Chairman of the Board	2004 2003 2002	$387,692 375,000 375,000	$500,000 — —	$4,096 3,582 3,314	$479,2006/ 143,0007/ 183,0008/	— — —	$10,472 9,150 8,850
Mark A. Kalafut Vice President, General Counsel & Corporate Secretary	2004 2003 2002	198,462 190,000 187,692	110,000 — —	3,531 3,885 2,822	209,6506/ 71,5007/ 54,9008/	— —	9,526 4,577 8,658
Francis G. Meyer Vice President	2004 2003 2002	281,154 260,000 259,108	200,000 — —	2,891 2,934 2,934	359,400[6] 85,8007/ 73,2008/	— — —	10,416 6,389 8,851
W. Mark Rosenbury Vice President	2004 2003 2002	237,615 230,000 229,015	145,000 — —	3,727 3,450 2,901	179,700[6] 71,5007/ 73,2008/	— — —	10,431 5,469 8,831
Richard S. Sanders Jr. Vice President, Manufacturing	2004 2003 2002	174,231 146,941 127,522	110,000 901 5,738	2,744 — —	149,7506/ 50,5007/ 18,3008/	— — —	7,694 2,908 5,754

1.	For all years includes amounts deferred at the election of the named executive officer under Terra’s Employees’ Savings and Investment Plan and Supplemental Deferred Compensation Plan.

2.	“Bonus” includes, for the applicable year of service, amounts awarded under Terra’s Incentive Award Program for Officers and Key Employees and includes portions thereof deferred at the election of the named executive officer under Terra’s Supplemental Deferred Compensation Plan. Bonuses earned in one year are paid in the following year. Each year shown therefore indicates the salary earned and paid in that year and any bonus earned in that year and paid in the next year. Mr. Sanders’ 2002 and 2003 bonus was awarded under Terra’s triple nickel plant safety program.

3.	“Other Annual Compensation” includes tax reimbursements or “gross-ups” with respect to certain perquisites provided to the named executive officers. While the named executive officers receive certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus.

4.	This item shows the grant date value of restricted share awards. The number of such shares still subject to restriction and the value thereof (shown in parenthesis), at December 31, 2004 by each of the named executive officers is: Mr. Bennett: 280,000 ($2,486,400); Mr. Kalafut: 115,000 ($1,021,200); Mr. Meyer: 160,000 ($1,420,800); Mr. Rosenbury: 120,000 ($1,065,600) and Mr. Sanders: 70,000 ($621,600). During the restricted period, a holder of restricted shares is entitled to all benefits incidental to ownership of Terra common stock, including voting such shares and receiving such dividends as from time to time may be declared by the Board of Directors.

5.	“All Other Compensation” comprises amounts contributed, allocated or accrued for the named executive officers under the Terra Employees’ Savings and Investment Plan for the year indicated.

6.	On July 27, 2004, Terra’s Board of Directors approved, as recommended by its Compensation Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 80,000 to Mr. Bennett; 35,000 to Mr. Kalafut; 60,000 to Mr. Meyer; 30,000 to Mr. Rosenbury and 25,000 to Mr. Sanders. The closing price on the NYSE (“NYSE”) on the date of the award was $5.99. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 30, 2007) or (ii) specified changes in control or ownership of Terra (as defined by the award).

7.

On July 29, 2003, Terra’s Board of Directors approved, as recommended by its Compensation Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 100,000 to Mr. Bennett; 50,000 to Mr. Kalafut; 60,000 to Mr. Meyer; 50,000 to Mr. Rosenbury and 35,000 to Mr. Sanders. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $1.43. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 31, 2006) or (ii) specified changes in control or ownership of Terra (as defined by the award).

8.	On July 30, 2002, Terra’s Board of Directors approved, as recommended by its Personnel Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 100,000 to Mr. Bennett; 30,000 to Mr. Kalafut; 40,000 to Mr. Meyer; 40,000 to Mr. Rosenbury; and 10,000 to Mr. Sanders. The closing price per common share on the New York Stock Exchange (“NYSE”) on the date of the award was $1.83. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 31, 2005) or (ii) specified changes in control or ownership of Terra (as defined by the award).

Option Exercises and Year-End Value Table

The following table provides information concerning the exercise of stock options during 2004 as well as the number and value of unexercised options to purchase Terra common stock granted under Terra’s stock incentive plans. No options were granted in 2004.

Aggregated Option Exercises in Last Fiscal Year and December 31, 2004 Option Values

	Number of shares acquired on exercise in 2004	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised in-the-Money Options at December 31, 20041/
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael L. Bennett	-0-	-0-	136,000	-0-	$1,207,680	-0-
Mark A. Kalafut	4,000	$25,080	18,700	-0-	-0-	-0-
Francis G. Meyer	-0-	-0-	100,000	-0-	888,000	-0-
W. Mark Rosenbury	-0-	-0-	90,000	-0-	799,200	-0-
Richard S. Sanders Jr.	-0-	-0-	7,100	-0-	-0-	-0-

1/	Based on the closing price per share on the New York Stock Exchange-Composite Transaction of Terra common stock on December 31, 2004 ($8.88).

Pension Plan Table

The following table shows for Mr. Rosenbury and for certain employees the estimated annual retirement benefit payable on a straight life annuity basis under the Employees’ Retirement Plan (the “Retirement Plan”) and Terra’s Excess Benefit Plan (the “Excess Benefit Plan”), on a non-contributory basis, at various levels of accrued service and compensation.

Average Compensation	ANNUAL BENEFITS UPON NORMAL RETIREMENT WITH YEARS OF CREDITED SERVICE
	5	10	15	20	25	30
$150,000	$11,736	$23,473	$35,209	$46,946	$58,682	$70,419
$250,000	$20,486	$40,973	$61,459	$81,946	$102,432	$122,919
$500,000	$42,361	$84,723	$127,084	$169,446	$211,807	$254,169
$750,000	$64,236	$128,473	$192,709	$256,946	$321,182	$385,419
$1,000,000	$86,111	$172,223	$258,334	$344,446	$430,557	$516,669

Average Compensation (as defined under the Retirement Plan) as of December 31, 2004 for Mr. Rosenbury was $370,936. The estimated credited years of service under the retirement plan for Mr. Rosenbury was 17.

Certain other Terra executive officers and employees, including Messrs. Bennett, Kalafut, Meyer and Sanders, are entitled to the estimated annual retirement benefit (payable on a straight life annuity basis) under the Retirement Plan and Excess benefit Plan as set forth in the following table:

Average Compensation	ANNUAL BENEFITS UPON NORMAL RETIREMENT WITH YEARS OF CREDITED SERVICE
	5	10	15	20	25	30
$150,000	$10,236	$20,473	$30,709	$40,946	$51,182	$61,419
$250,000	$17,986	$35,973	$53,959	$71,946	$89,932	$107,919
$500,000	$37,361	$74,723	$112,084	$149,446	$186,807	$224,169
$750,000	$56,736	$113,473	$170,209	$226,946	$283,682	$340,419
$1,000,000	$76,111	$152,223	$228,334	$304,446	$380,557	$456,669

Average Compensation (as defined under the Retirement Plan) as of December 31, 2004 for Mr. Bennett was $378,964; for Mr. Kalafut $176,106; for Mr. Meyer $311,029; and for Mr. Sanders $141,692. The estimated credited years of service under the Retirement Plan for each such officer was as follows: Mr. Bennett—31; Mr. Kalafut—15; Mr. Meyer—22; and Mr. Sanders—11.

“Compensation” under the Retirement Plan includes the total salary and wages paid to a participant, including bonuses through 2003, overtime, commissions and elective contributions made by Terra on behalf of the participant pursuant to Internal Revenue Code (the “Code”) sections 401(k) or 125. Covered earnings are limited by Section 401(a)(17) of the Code to $205,000 in 2004. The above benefits are subject to the limitations of Section 415 of the Code, which provides for a maximum annual payment of approximately $165,000 in 2004. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the retirement Plan but for such limitations. “Compensation” under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan.

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

Benefits for Messrs. Bennett, Kalafut, Meyer, Rosenbury and Sanders under the executive retention agreements include (a) continuation of base salary and bonus for two years; (b) continuation of medical and dental benefits for two years; (c) payment of accrued but unpaid compensation; (d) automatic vesting in Terra’s Excess Benefit Plan with an addition of two years to the credited service level and the age of the participant for purposes of computing the accrued benefits under the Excess Benefit Plan; and (e) certain outplacement services. Such benefits are in lieu of any other severance benefits that may otherwise be payable. Compensation earned from other employment shall not reduce the amounts otherwise payable by Terra. Terra also agreed to reimburse each such officer on an after-tax basis for any excise tax incurred as a result of the “excess parachute payment” provisions of the Internal Revenue Code.

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

Compensation Committee Interlocks and Insider Participation

TNC does not have a compensation committee. The Compensation Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNC executive officers who are also key employees of Terra. The Compensation Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s proxy statement. No director has any direct or indirect material interest in or relationship with TNC other than stockholdings as discussed in Item 12 “Security Ownership of Certain Beneficial Owners and Management” and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2004, no officer or other employee of TNC served on the board of directors of any other entity, where any officer or director of such other entity also served on TNC’s Board. None of the members of such Compensation Committee are employees of Terra or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

TNC owns the entire general partner interest in both TNCLP and the Operating Partnership. TNC’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNC, and is an indirect, wholly-owned subsidiary of Terra. The TNC stock is pledged as security under the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2004, 2,716,600 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.

The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2004 by (a) each person known to TNC to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons); (b) each director of TNC; (c) each of the named executive officers of TNC; and (d) by all directors and executive officers of TNC as a group.

Name	Number of TNCLP Units Beneficially Owned	Percent of Class	Number of Terra Common Shares Beneficially Owned1/	Percent of Class
Terra Nitrogen Corporation[2] 600 Fourth Street Sioux City, Iowa 51101	11,172,414	60.4%	—	—
Terra Capital, Inc. 600 Fourth Street Sioux City, Iowa 51101	2,716,600	14.7%	—	—
Michael L. Bennett 600 Fourth Street Sioux City, Iowa 51101	—	—	571,715[3]	*
Michael A. Jackson 600 Fourth Street Sioux City, Iowa 51101	—	—	—	—
Burton M. Joyce 600 Fourth Street Sioux City, Iowa 51101	—	—	__	*
Mark A. Kalafut 600 Fourth Street Sioux City, Iowa 51101	—	—	149,510[3]	*
Dennis B. Longmire 600 Fourth Street Sioux City, Iowa 51101	—	—	—	—
Francis G. Meyer 600 Fourth Street Sioux City, Iowa 51101	—	—	449,153[3]	*
W. Mark Rosenbury 600 Fourth Street Sioux City, Iowa 51101	__	*	447,933[3]	*
Theodore D. Sands 600 Fourth Street Sioux City, Iowa 51101	6,000	*	—	*
Richard S. Sanders Jr. 600 Fourth Street Sioux City, Iowa 51101	—	*	106,575[3]	*
All directors and executive officers as a group (10 persons)	6,000	*	1,817,954	1.95%

*	Represents less than 1% of class.

1.	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2004.

2.	Terra Nitrogen Corporation also owns the entire general partner interests in the Partnership. Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

3.	The shares of Terra common stock shown include shares subject to employee stock options that can be exercised on or before May 3, 2005. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (136,000); Mr. Kalafut (18,700); Mr. Meyer (100,000); Mr. Rosenbury (90,000); and Mr. Sanders (7,100); one unnamed executive officer (21,500); and all directors and executive officers as a group (373,300).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Deloitte & Touche, LLP, the Partnership’s principal accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Deloitte during those periods.

Type of Fee	2004	2003
Audit Fees (1)	$129,050	$120,900
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$129,050	$120,900

1.	Audit Fees, including those for statutory audits, include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Deloitte for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Forms 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNC and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of the Partnership was approved by the Audit Committee on October 26, 2004. Additionally, each permissible non-audit engagement or service performed by Deloitte & Touch LLP since May, 2004 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements of Terra Nitrogen Company, L.P. is included in Item 8 herein.

(b)	Exhibits

3.1		Agreement of Limited Partnership of TNCLP, filed as Exhibit 3.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

3.2		Certificate of Limited Partnership of TNCLP, filed as Exhibit 3.2 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

3.3	*	Certificate of Amendment to Certificate of Limited Partnership of TNCLP, dated October 20, 1994.

4.1		Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.2		Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.3		Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.4		Certificate of Limited Partnership of the Operating Partnership, filed as Exhibit 4.5 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

4.5		Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc., is incorporated herein by reference.

4.6		$50,000,000 Credit Agreement dated as of December 21, 2004 amount Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner filed as Exhibit 4.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.1		Agreement of Limited Partnership of the Operating Partnership, filed as Exhibit 10.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.2	**	Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.3	**	Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.4		Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.5	**	Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

10.6	Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.7	Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.8	Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.9	Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.10	Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.11	Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.12	General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.13	General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.14	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.15	Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.16	Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.17	Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.18	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.19	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.20	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.8.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.21	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.22	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.23	Amendment to the Terra Industries Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.24	Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.25	Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.26	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.27	Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.28	Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.29	Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.30	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.31	Retirement and Consulting Agreement for Burton M. Joyce dated April 26, 2001 filed as Exhibit 10.1.16 of Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.32	Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.33	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.34	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.35	Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.36	Form of No-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.37	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.38	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.39	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.40	Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been granted for portions of the exhibit.

Exhibits 10.14 through 10.26 and 10.28 through 10.39 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.

	By:	Terra Nitrogen Corporation, as General Partner

Dated: March 23, 2004	By:	/s/ Francis G. Meyer
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