Form 10-Q
period 2005-03-31
TERRA NITROGEN CO L P /DE
filed 2005-05-16
CIK 879575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Registrant’s telephone number:

(712) 277-1340

At the close of business on March 31, 2005, there were 18,501,576 Common Units outstanding.

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

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$89,651	$78,192	$48,480
Accounts receivable	25,715	21,079	21,720
Inventory – finished products	11,709	8,676	21,359
Inventory – materials and supplies	8,417	7,053	6,587
Prepaid insurance and other current assets	12,391	4,244	5,826

Total current assets	147,883	119,244	103,972

Property, plant and equipment, net	79,918	80,425	82,706
Other assets	13,550	14,284	8,691

Total assets	$241,351	$213,953	$195,369

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$7,481	$18,816	$6,446
Customer prepayments	70,317	52,871	38,241
Pension liabilities due to affiliate	—	—	4,116
Current portion of long-term debt and capital lease obligations	59	63	58

Total current liabilities	77,857	71,750	48,861

Long-term debt due to affiliates	8,200	8,200	8,200
Capital lease obligations	0	12	59
Other long-term liabilities	22	7	1,600

Total liabilities	86,079	79,969	58,720

Partners’ capital:
Limited partners’ interests – common unitholders	155,686	150,850	145,410
General partner’s interest (deficit)	(10,692)	(10,791)	(10,901)
Accumulated other comprehensive income (loss)	10,278	(6,075)	2,140

Total partners’ capital	155,272	133,984	136,649

Total liabilities and partners’ capital	$241,351	$213,953	$195,369

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$105,742	$108,213
Other income	161	71

Total revenues	105,903	108,284
Cost of goods sold	86,599	94,308

Gross profit	19,304	13,976
Operating expenses	2,278	2,173

Operating income	17,026	11,803
Interest expense	202	94
Interest income	(382)	(293)

Net income	$17,206	$12,002

Net income allocable to limited partners’ interest	$16,862	$11,762

Net income per limited partnership unit	$0.91	$0.64

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:

Net income from operations	$17,206	$12,002
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,045	3,172
Changes in operating assets and liabilities:
Receivables	(4,636)	14,892
Inventories	(4,397)	(8,582)
Prepaid insurance and other current assets	2,131	(2,393)
Accounts payable, accrued liabilities and customer prepayments	12,185	(5,225)
Other	(647)	(152)

Net cash flows from operating activities	25,887	13,714

Investing activities:
Capital expenditures	(1,748)	(94)
Plant turnaround expenditures	(395)	—

Net cash flows from investing activities	(2,143)	(94)

Financing activities:
Repayment of long-term debt and capital lease obligations	(14)	(16)
Partnership distributions paid	(12,271)	(4,720)

Net cash flows from financing activities	(12,285)	(4,736)

Net increase in cash and cash equivalents	11,459	8,884
Cash and cash equivalents at beginning of period	78,192	39,596

Cash and cash equivalents at end of period	$89,651	$48,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except for units)

(unaudited)

	Limited Partners’ Interests	General Partner’s Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2005	$150,850	$(10,791)	$(6,075)	$133,984
Net income	16,862	344	—	17,206
Change in fair value of derivatives	—	—	16,353	16,353

Comprehensive income	—	—	—	33,559
Distributions	(12,026)	(245)	—	(12,271)

Partners’ capital at March 31, 2005	$155,686	$(10,692)	$10,278	$155,272

Limited partner units issued and outstanding at March 31, 2005	18,501,576

	Limited Partners’ Interests	General Partner’s Interest	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2004	$138,274	$(11,047)	$5,050	$132,277
Net income	11,762	240	—	12,002
Change in fair value of derivatives	—	—	(2,910)	(2,910)

Comprehensive income	—	—	—	9,092
Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at March 31, 2004	$145,410	$(10,901)	$2,140	$136,649

Limited partner units issued and outstanding at March 31, 2004	18,501,576

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. (“TNCLP”) Annual Report on Form 10-K for the year ended December 31, 2004. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”), are referred to herein, collectively, as the “Partnership”.

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

The Partnership paid $12.3 million ($0.65 per common unit) on February 28, 2005 and a $4.7 million cash distribution ($0.25 per common unit) on February 25, 2004.

At March 31, 2005, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra Industries Inc.’s (“Terra”) bank credit agreement as described therein.

3.	Derivative Financial Instruments

Natural gas is the principal raw material used in the Partnership’s production of nitrogen products. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments based on a pooled resources concept with Terra. Terra’s policy is to hedge 20-80% of its natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Deviations from this policy are permitted by notification of Terra’s Board of Directors. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, use of financial derivatives may not exactly offset the change in the price of physical gas.

The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2005, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at March 31, 2005 to cover 29% of estimated natural gas requirements for the succeeding twelve months.

Unrealized gains from forward pricing positions totaled $9.7 million as of March 31, 2005. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $1.0 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Partnership produces and markets nitrogen products for use in agricultural and industrial markets. Nitrogen is a commodity chemical and prices are established based on global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. To be viable under these market conditions, a producer must be among the low-cost producers to markets it serves and have a financial position that can sustain it during periods of oversupply.

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

Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Offshore producers are most competitive in regions close to the point of entry for imports, including the Gulf Coast and East Coast.

Our sales volumes are primarily dependent upon the operating rates for our plants. We may purchase product from other manufacturers or importers for resale, however, gross margins on those volumes are rarely significant. Profitability and cash flows from the operations are affected by the ability to manage costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 in the “Business and Properties” section of the Partnership’s most recent Form 10-K filing with the Securities and Exchange Commission.

Dependence on Terra Industries

The Partnership is dependent on Terra Industries Inc. (“Terra”) in a number of respects. Terra provides all of the Partnership’s management, selling and administrative services and operates its facilities through its wholly-owned subsidiary TNC, the Partnership’s general partner. Terra and its wholly-owned subsidiaries, including TNC, have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event of adverse business conditions. The Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Form 8-K.

Three months ended March 31, 2005 compared with

three months ended March 31, 2004

Volumes and prices for the three-month periods ended March 31, 2005 and 2004 follow:

	2005		2004
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	87	$300	81	$272
UAN	535	132	503	111
Urea	—	—	122	182

*	After deduction of outbound freight costs

Revenues for the quarter ended March 31, 2005 declined $11.6 million, or 11%, compared with the same 2004 quarter primarily due to the Blytheville production facility’s permanent closure in May 2004. The resulting decline in urea volumes was partially offset by higher ammonia and UAN prices as the result of higher demand and lower nitrogen supplies caused by industry-wide production curtailments since mid-2003. Price increases also reflected higher imported product costs as the result of U.S. currency declines relative to other currencies and increased international freight rates.

Gross profits for the first quarter were $19.3 million and increased $5.3 million from 2004. Higher 2005 unit prices contributed about $12.7 million to gross profits, but were offset by higher natural gas costs. First quarter natural gas costs increased 21%, from $5.17/MMBtu in 2004 to $6.27/MMBtu in 2005 (net of forward pricing gains or losses.) As a result of forward price contracts, first quarter 2005 natural gas costs for the Partnership were $3.9 million higher than spot prices.

Operating expenses of $2.3 million in 2005 increased $0.1 million, or 5%, from 2004 as the result of higher spending for administrative activities. Net interest income in 2005 approximated prior year levels.

Capital resources and liquidity

Net cash from operating activities for the first three months of 2005 was a source of $26.2 million composed of $21.2 million of cash from operating activities and $5.0 million working capital changes. The primary source of working capital funds consisted of a seasonal increase to customer prepayments from December 31, 2004 balances.

Capital expenditures of $1.7 million during the first three months of 2005 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2005 capital expenditures to approximate $7.0 million to fund replacement and stay-in-business additions to plant and equipment.

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50 million revolving bank credit facility.

Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At March 31, 2005, borrowing availability exceeded $50 million and the Partnership had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

Under the credit facility, the Partnership is subject to covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Partnership’s aggregate borrowing availability falls below $10 million, it is required to have generated $25 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

The Partnership’s ability to continue to meet the covenants under the credit facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants, or to obtain a waiver from the lenders, would result in a default by the Partnership such that all amounts outstanding could become immediately due and payable and the Partnership would be unable to borrow additional amounts under the credit facility. Because access to adequate bank facilities may be critical to funding the Partnership’s operating cash needs and the General Partner’s purchase of financial derivatives to manage the Partnership’s exposure to natural gas commodity price risk, any default or termination of the joint revolving bank credit facility could have a material adverse effect on the Partnership.

Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in the first three months of 2005 and 2004 were $12.3 and $4.7 million, respectively.

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

The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Contracts were in place at March 31, 2005 to cover 29% of its natural gas requirements for the succeeding twelve months (see Note 3). The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.

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

Date: May 16, 2005