Form 10-Q
period 2005-06-30
TERRA NITROGEN CO L P /DE
filed 2005-08-09
CIK 879575

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Registrant’s telephone number:

(712) 277-1340

At the close of business on June 30, 2005 were 18,501,576 Common Units outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$42,424	$78,192	$28,475
Accounts receivable	29,277	21,079	30,661
Inventory – finished products	13,188	8,676	8,839
Inventory – materials and supplies	12,534	7,053	6,981
Prepaid insurance and other current assets	4,281	4,244	4,033

Total current assets	101,704	119,244	78,989

Property, plant and equipment, net	78,627	80,425	81,295
Other assets	11,965	14,284	7,515

Total assets	$192,296	$213,953	$167,799

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$14,244	$18,816	$9,656
Customer prepayments	2,381	52,871	1,031
Pension liabilities due to affiliate	—	—	2,931
Current portion of long-term debt and capital lease obligations	44	63	61

Total current liabilities	16,669	71,750	13,679

Long-term debt due to affiliates	8,200	8,200	8,200
Capital lease obligations	—	12	44
Other long-term liabilities	128	7	1,600

Total liabilities	24,997	79,969	23,523

Partners’ capital:
Limited partners’ interests – common unitholders	174,359	150,850	155,090
General partner’s interest (deficit)	(10,311)	(10,791)	(10,704)
Accumulated other comprehensive income (loss)	3,251	(6,075)	(110)

Total partners’ capital	167,299	133,984	144,276

Total liabilities and partners’ capital	$192,296	$213,953	$167,799

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$119,971	$128,714	$225,713	$236,927
Other income	186	299	347	370

Total revenues	120,157	129,013	226,060	237,297

Cost of goods sold	88,954	111,935	175,555	206,243

Gross profit	31,203	17,078	50,505	31,054
Operating expenses	1,891	2,662	4,169	4,835

Operating income	29,312	14,416	46,336	26,219

Interest expense	(213)	(2)	(414)	(4)
Interest income	339	183	722	384

Net income	29,438	14,597	$46,644	$26,599

Net income allocable to limited partners’ interest	28,849	14,305	$45,711	$26,067

Net income per limited partnership unit	1.56	0.77	$2.47	$1.41

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:

Net income	$46,644	$26,599
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,900	4,678
Changes in operating assets and liabilities:
Receivables	(8,198)	5,950
Inventories	(9,993)	3,543
Prepaid insurance and other current assets	(37)	2,313
Accounts payable, accrued liabilities and customer prepayments	(45,736)	(44,383)
Other	(470)	311

Net cash flows from operating activities	(9,890)	(989)

Investing activities:
Capital expenditures	(2,492)	(661)
Plant turnaround expenditures	(701)	—

Net cash flows from investing activities	(3,193)	(661)

Financing activities:
Repayment of long-term debt	(30)	(31)
Partnership distributions paid	(22,655)	(9,440)

Net cash flows from financing activities	(22,685)	(9,471)

Net decrease in cash and cash equivalents	(35,768)	(11,121)
Cash and cash equivalents at beginning of year	78,192	39,596

Cash and cash equivalents at end of period	$42,424	$28,475

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except for units)

(unaudited)

	Limited Partners’ Interests	General Partner’s Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2005	$150,850	$(10,791)	$(6,075)	$133,984
Net income	45,711	933	—	46,644
Change in fair value of derivatives	—	—	9,326	9,326
Comprehensive income	—	—	—	55,970
Distributions	(22,202)	(453)	—	(22,655)

Partners’ capital at June 30, 2005	$174,359	$(10,311)	$3,251	$167,299

Limited partner units issued and outstanding at June 30, 2005	18,501,576

	Limited Partners’ Interests	General Partner’s Interest	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Partners’ capital at January 1, 2004	$138,274	$(11,047)	$5,050	$132,277
Net income	26,067	532	—	26,599
Change in fair value of derivatives	—	—	(5,160)	(5,160)
Comprehensive income	—	—	—	21,439
Distributions	(9,251)	(189)	—	(9,440)

Partners’ capital at June 30, 2004	$155,090	$(10,704)	$(110)	$144,276

Limited partner units issued and outstanding at June 30, 2004	18,501,576

See Accompanying Notes to the Condensed Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the three and six month periods ending June 30, 2005 are not necessarily indicative of future financial results of the Partnership.

2.	Agreement of Limited Partnership

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” (as defined in the Partnership Agreement).

At June 30, 2005, the General Partner and its affiliates owned 75.1% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra Industries Inc.’s (“Terra”) bank credit agreement as described therein.

3.	Derivative Financial Instruments

Natural gas is the principal raw material used in the Partnership’s production of nitrogen products. Natural gas prices are volatile and the Partnership manages this volatility through the use of derivative commodity instruments based on a pooled resources concept with Terra. Terra’s policy is to hedge 20-80% of its natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for its finished products. Deviations from this policy are permitted by notification of Terra’s Board of Directors. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Partnership’s facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, use of financial derivatives may not exactly offset the change in the price of physical gas.

The Partnership has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2005, consistent with its policy. As a result of its policies, the Partnership has reduced the potential adverse financial impact of natural gas increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Partnership will incur higher costs. Contracts were in place at June 30, 2005 to cover approximately 20% of estimated natural gas requirements for the succeeding twelve months.

Unrealized gains from forward pricing positions totaled $2.6 million as of June 30, 2005. The amount ultimately recognized by the Partnership will be dependent on published prices in effect at the time of settlement. The Partnership also had $0.8 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

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

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since the Partnership competes with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2002 did not permit the Partnership to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production. These curtailments contributed to reductions in global nitrogen product supplies.

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

Our sales volumes are primarily dependent upon the operating rates for our plants. The Partnership may purchase product from other manufacturers or importers for resale, however, gross margins on those volumes are rarely significant. Profitability and cash flows from the operations are affected by the ability to manage costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 in the “Business and Properties” section of the Partnership’s most recent Form 10-K filing with the Securities and Exchange Commission.

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

Three months ended June 30, 2005 compared with

three months ended June 30, 2004

Volumes and prices for the three-month periods ended June 30, 2005 and 2004 follow:

	2005		2004
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	75	$313	117	$263
UAN	542	160	590	122
Urea	—	—	90	180

*	After deduction of outbound freight costs

Revenues for the quarter ended June 30, 2005 declined $8.9 million, or 7%, compared with the same 2004 quarter primarily due to the Blytheville production facility’s permanent closure in May 2004. The resulting decline in urea volumes was partially offset by higher ammonia and UAN prices as the result of higher demand and lower nitrogen supplies caused by industry-wide production curtailments since mid-2003. Price increases also reflected higher imported product costs as the result of U.S. currency declines relative to other currencies and increased international freight rates.

Gross profits for the second quarter were $ 31.2 million and increased $14.1 million from 2004. Higher 2005 unit prices contributed about $24.6 million to gross profits, but were offset by higher natural gas costs. Second quarter natural gas costs increased 14%, from $5.45/MMBtu in 2004 to $6.19/MMBtu in 2005 (net of forward pricing gains or losses.) As a result of forward price contracts, second quarter 2005 natural gas costs for the Partnership were $1.2 million lower than spot prices.

Operating expenses of $1.9 million in 2005 declined $0.8 million, or 29%, from 2004 as the result of lower management, selling and administrative expense allocations from Terra to the Partnership reflecting recent acquisitions that expanded Terra’s base of operations over which its expenses are allocated. Net interest income in 2005 approximated prior year levels.

Six months ended June 30, 2005 compared with

six months ended June 30, 2004

Volumes and prices for the six-month periods ended June 30, 2005 and 2004 follow:

	2005		2004
	Volumes (000 tons)	Unit Price ($/ton)*	Volumes (000 tons)	Unit Price ($/ton)*
Ammonia	161	$306	198	$266
UAN	1,077	146	1.093	117
Urea	—	—	212	181

*	After deducting outbound freight costs

Revenues for the six months ended June 30, 2005 declined $11.2 million, or 5%, compared with the same period in 2004 primarily due to the Blytheville production facility’s permanent closure in May 2004. The resulting decline in urea volumes was partially offset by higher ammonia and UAN prices as the result of higher demand and lower nitrogen supplies caused by industry-wide production curtailments since mid-2003. Price increases also reflected higher imported product costs as the result of U.S. currency declines relative to other currencies and increased international freight rates..

Gross profits during the 2005 first six months increased $19.5 million from 2004. Higher selling prices contributed $37.9 million to the increase in 2005 gross profits, but were offset by increased natural gas costs. Six month natural gas costs increased 21%, from $5.30/MMBtu in 2004 to $6.39/MMBtu in 2005 (net of forward pricing gains or losses.) As a result of forward price contracts, second quarter 2005 natural gas costs for the Partnership were $2.5 million higher than spot prices.

Operating expenses of $4.2 million in 2005 declined $0.7 million, or 14%, from 2004 as the result of lower management, selling and administrative expense allocations from Terra to the Partnership reflecting recent acquisitions that expanded Terra’s base of operations over which its expenses are allocated. Net interest income in 2005 approximated prior year levels.

Capital resources and liquidity

Operating activities for the first half of 2005 used $10.6 million of cash, principally to fund shipments against customer prepayments that had been received prior to the beginning of the year.

Capital expenditures of $2.5 million during the first half of 2005 were primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2005 capital expenditures to approximate $8.0 million for replacement and stay-in-business additions to plant and equipment.

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50 million revolving bank credit facility.

Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At June 30, 2005, borrowing availability exceeded $50 million and the Partnership had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

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

Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in the first half of 2005 and 2004 were $22.6 and $9.4 million, respectively.

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

The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Contracts were in place at June 30, 2005 to cover approximately 20% of its natural gas requirements for the succeeding twelve months (see Note 3). The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity and the likelihood that a loss contingency will occur in connection with these claims is remote.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 10.41	Form of Phantom Unit Award letter of Terra Nitrogen Company, L.P.

Exhibits 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

By:	TERRA NITROGEN CORPORATION
as General Partner

By:	/s/ Francis G. Meyer
Francis G. Meyer
Vice President
(Principal Accounting Officer)

Date: August 9, 2005