Form 10-K
period 2005-12-31
TERRA NITROGEN CO L P /DE
filed 2006-03-10
CIK 879575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-10877
TERRA NITROGEN COMPANY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1389684
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Terra Centre
600 Fourth Street	51102-6000
P. O. Box 6000	(Zip Code)
Sioux City, Iowa	(712) 277-1340
(Address of principal executive offices)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Units Representing Limited Partner Interests	New York Stock Exchange
Evidenced by Depositary Receipts
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant’s most recently completed second fiscal quarter was $126,680,455.00.

Terra Nitrogen Company, L.P.
Form 10-K
Part I
Item 1 Business
General
Terra Nitrogen Company, L.P. (“TNCLP”) is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (“TNLP” or the “Operating Partnership”). Terra Nitrogen GP Inc. (“TNGP” or “General Partner”), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the “Partnership,” unless the context otherwise requires) and owns a consolidated 0.05% interest in the Partnership. TNGP is an indirect, wholly-owned subsidiary of Terra Industries Inc. (“Terra” or “the company”), a Maryland corporation. Terra is an industry leader in the production of nitrogen products and also produces methanol. Terra is one of the largest North American producers of anhydrous ammonia and nitrogen solutions and is the largest producer of ammonia and ammonium nitrate in the United Kingdom. In addition, in December 2004, Terra acquired Mississippi Chemical Corporation, which was the United States’ largest manufacturer and marketer of agricultural-grade ammonium nitrate fertilizer.
On September 1, 2005, Terra Nitrogen Corporation (the “Prior General Partner”), which prior to such time was the general partner of TNCLP, TNCLP and its Operating Partnership completed a restructuring of their organizational structure and certain contractual relationships (the “Restructuring”). The purpose of the Restructuring is to further reinforce the structural independence of the Partnership from Terra and Terra’s wholly-owned subsidiaries (the “Terra Group”).
On September 1, 2005, the Prior General Partner transferred all of its general partner interest in the Partnership to TNGP and TNGP became the general partner of the Partnership. TNGP is an indirect, wholly-owned subsidiary of Terra that is not required to guarantee the debt of the Terra Group. Under TNGP’s governing documents, neither TNGP nor the Partnership may make any bankruptcy filing (or take similar action) without the approval of TNGP’s independent directors. The directors and officers of the Prior General Partner now serve in the same roles in TNGP.
For additional information on the Restructuring, see TNCLP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.
Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units and 184,072 Class B common units. Terra and its subsidiaries owned 13,889,014 common units and 184,072 class B common units as of December 31, 2005, and the balance of the common units are traded on the New York Stock Exchange under the symbol “TNH.” The common units are referred to herein individually as a “unit” and collectively as “units.”
Terra makes available free of charge through its website, www.terraindustries.com, TNCLP’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Terra’s website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Business Overview
The Partnership is a producer and distributor of nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The Partnership’s principal products are ammonia and urea ammonium nitrate solutions (“UAN”). These products are manufactured at the Partnership’s facility in Verdigris, Oklahoma. The Partnership’s product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although ammonia and UAN are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment. The Partnership formerly produced urea by upgrading portions of its ammonia production. However, with the closing of its Blytheville manufacturing facility in May 2004, the Partnership no longer produces urea.
Partnership Products
The Partnership’s nitrogen products are described in greater detail below:
Anhydrous Ammonia
The Partnership produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, including UAN. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts.
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
In 2005, the Partnership produced approximately 1,079,000 tons of ammonia. The Partnership sold a total of 286,000 tons of ammonia in 2005 and consumed approximately 787,000 tons of ammonia as a raw material to manufacture its other nitrogen products.
Urea Ammonium Nitrate Solutions (UAN)
The Partnership produces UAN by upgrading portions of its ammonia production. UAN is produced by combining urea solution and ammonium nitrate solution. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized when transported or stored. The nitrogen content of UAN is typically 28% to 32% by weight (UAN quantities set forth herein refer to 28% nitrogen content, unless otherwise stated). As a liquid, UAN has many advantages over solid fertilizers and anhydrous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Moreover, due to its stable nature, UAN can be a preferred fertilizer choice for crops requiring soil surface applications (such as no-till row crops) since UAN is less subject to volatization losses. The use of conservation tilling and “no-till” farming techniques, which reduce erosion, has increased in the U.S. over the past decade. This trend, if continued, will likely increase UAN demand.
In 2005, the Partnership produced approximately 2,217,000 tons of UAN and sold approximately 2,178,000 tons of UAN, primarily to U.S. fertilizer dealers and distributors.
Marketing and Distribution
The Partnership sells its products primarily in the Central and Southern Plains and Corn Belt regions of the U.S. The Partnership’s production facility in Verdigris, Oklahoma is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. The Partnership’s products are marketed and distributed through an organization based in Sioux City, Iowa that provides combined services to the Partnership and to Terra. For further information on the combined organizations of the General Partner and its affiliates, see Note 9 to Item 8 “Financial Statements and Supplementary Data. “
All of the Partnership’s sales are at the wholesale level. The Partnership’s customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The Partnership sells a majority of its nitrogen fertilizer products to dealers. No single customer accounted for more than 10% of the Partnership’s 2005 sales.
Breakdown of Revenue by Product

	2005	2004	2003
Ammonia	22%	24%	22%
UAN	78%	66%	60%
Urea	—	10%	18%
	100%	100%	100%
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
Revolving Credit Facility
The Partnership has a $50 million revolving credit facility that expires in June 2008. A portion of this facility is available for swing loans and for the issuance of letters of credit. At December 31, 2005, there were no revolving credit borrowings, and there were no outstanding letters of credit. The credit agreement requires the Partnership to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. The Partnership must also adhere to certain limitations on additional indebtedness, liens, investments, asset sales, restricted payments and transactions with affiliates, among others. Terra is not a party to the credit agreement, but Terra and its domestic subsidiaries (other than the Partnership) have guaranteed, on an unsecured basis, the Partnership’s obligations thereunder.
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
The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:
•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer;

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to North America;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and

•	Governmental policies that may influence the number of acres planted, level of grain inventories, mix of crops planted or crop prices.
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
Raw Materials
The principal raw material used to produce manufactured nitrogen products is natural gas. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on the Partnership’s business, financial conditions and results. The Partnership’s management believes there is a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season. The Partnership uses a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas supply.
The Partnership employs natural gas hedges to attempt to reduce risk from volatile natural gas prices. In Fall, 2005, the Partnership established a Natural Gas Hedging/Forward Product Sales Policy to ensure the Partnership has either sufficient inventory or forward gas position to support forward product sales obligations. Departures from the policy are permitted with the approval of the General Partner’s Board of Directors. Hedging natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments.

A significant portion of global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities’ natural gas costs have been and likely will continue to be substantially lower than the Partnership’s.
If natural gas prices rise, the Partnership may benefit from its use of forward-pricing techniques. Conversely, if natural gas prices fall, the Partnership may incur costs above the then-available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward-pricing contracts are based on a designated price, which price is referenced to physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Partnership’s production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas.
Transportation
The Partnership uses several modes of transportation to ship product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. The Partnership uses approximately 40 liquid and anhydrous ammonia fertilizer terminal storage facilities in numerous states. Railcars are the major source of transportation for shipments from the Partnership’s manufacturing facilities. Terra currently leases approximately 2,487 railcars.
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
The Partnership may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at its facilities to comply with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements also typically apply to competitors as well. The Partnership estimates that the cost of additional equipment to comply with these requirements in 2006 and beyond will be less than $10 million.
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
The Partnership’s capital expenditures related to environmental control in 2005 were approximately $0.8 million. Environmental capital expenditures by the Partnership are projected to be approximately $1.3 million for 2006 and approximately $0.9 million for 2007.
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
Revenues and Assets
The Partnership’s revenues from external customers, measure of profit and loss and total assets for the years 2003-2005 is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Financial Statements and Supplementary Data.”

Employees
The Partnership does not have any employees.
The General Partner, Terra Nitrogen GP Inc., is responsible for managing the Partnership. As of December 31, 2005, the General Partner had no employees and the Prior General Partner had 164 employees. Pursuant to the Restructuring described in Item 1 of this Annual Report on Form 10-K, the General Partner became a party to the services agreements under which Terra and the Prior General Partner shared services among themselves and the Partnership.
Limited Call Right
Since less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.3% of the common units at December 31, 2005. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
ITEM 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Partnership’s business. The business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Partnership or that management currently deems immaterial may also impair business and operations.
A substantial portion of the Partnership’s operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower production of the Partnership’s products.
The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2005 comprised about 65% of total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of the related nitrogen products could result in reduced profit margins and lower production of the products. The Partnership has in the recent past reduced production rates for periods of time in response to high natural gas prices. A significant portion of competitors’ global nitrogen production occurs at facilities with access to fixed-priced natural gas supplies. The Partnership’s competitors’ facilities’ natural gas costs have been and likely will continue to be substantially lower than the Partnership’s.
Declines in the prices of Partnership products may reduce profit margins.
Prices for nitrogen products are influenced by the global supply and demand conditions for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future. When industry oversupply occurs, as is common in commodity businesses, the price at which the Partnership sells its nitrogen products typically declines, which results in reduced profit margins, lower production of products and plant closures. Supply in the U.S. and Europe is also affected by trade regulatory measures, which restrict import supply into those markets. Changes in those measures would likely adversely impact supply and pricing.
The Partnership’s products are subject to price volatility resulting from periodic imbalances of supply and demand, which may cause the results of operations to fluctuate.
Historically, the Partnership’s products’ prices have reflected frequent changes in supply and demand conditions. Changes in supply result from capacity additions or reductions and from changes in inventory levels. Demand for products is dependent on demand for crop nutrients by the global agricultural industry and on the level of industrial production. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for Partnership products are affected by general economic conditions. As a result of periodic imbalances of supply and demand, product prices have been volatile, with frequent and significant price changes. During periods of oversupply, the price at which the Partnership sells its products may be depressed and this could have a material adverse effect on the Partnership’s business, financial condition and results of operations.
The Partnership’s products are global commodities and the Partnership faces intense competition from other nitrogen fertilizer producers.
Nitrogen fertilizer products are global commodities and can be subject to intense price competition from both domestic and foreign sources. Fertilizers are global commodities, and customers, including end-users, dealers and other crop-nutrients producers and distributors, base their purchasing decisions principally on the delivered price and availability of the product. The Partnership competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. The U.S. and the European Commission each have trade regulatory measures in effect which are designed to address this type of unfair trade. Changes in these measures could have an adverse impact on the Partnership’s sales and profitability of the particular products involved. Some of the Partnership’s principal competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales. In addition, a portion of global production benefits from fixed-price natural gas contracts that have been, and could continue to be, substantially lower priced than the Partnership’s natural gas. The Partnership’s inability to compete successfully could result in the loss of customers, which could adversely affect sales and profitability.
The Partnership’s business is subject to risks related to weather conditions.
Adverse weather conditions may have a significant effect on demand for the Partnership’s nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing season may cause agricultural customers to use less or different forms of nitrogen fertilizer, which may adversely affect demand for the forms that the Partnership sells. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay the Partnership’s customers.

The Partnership’s inability to predict future seasonal nitrogen product demand accurately could result in low or excess inventory, potentially at costs in excess of market value.
The nitrogen products business is seasonal, with more nitrogen products used in North America during the second quarter, in conjunction with spring planting activity, than in any other quarter. Due to the seasonality of the business and the relatively brief periods during which products can be used by customers, the Partnership and/or our customers generally build inventories during the second half of the year in order to ensure timely product availability during the peak sales season. This increases the Partnership working capital needs during this period as the Partnership funds these inventory increases and supports its customer’s inventory carry. If the Partnership underestimates future demand, profitability will be negatively impacted and customers may acquire products from our competitors. If the Partnership overestimates future demand, it will be left with excess inventory that will incur storage costs and/or the Partnership may liquidate such additional inventory and/or products at sales prices below the Partnership’s costs.
The Partnership is substantially dependent on its Verdigris, Oklahoma manufacturing facility, and any operational disruption could result in a reduction of sales volumes and could cause the Partnership to incur substantial expenditures.
The Partnership’s manufacturing operations may be subject to significant interruption if the manufacturing facility were to experience a major accident or were damaged by severe weather or other natural disaster. In addition, Partnership operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Partnership currently maintains property insurance, including business interruption insurance although there can be no assurance that the Partnership has sufficient coverage, or can in the future obtain sufficient coverage at reasonable costs.
The Partnership may be adversely affected by environmental regulations.
The Partnership’s operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. In the United States, the Partnership’s operations are subject to a comprehensive federal and state regulatory regime, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Emergency Planning and Community Right-to-Know Act, Toxic Substances Control Act and their state analogs. The Partnership could incur substantial costs, including capital expenditures for equipment upgrades, fines and penalties and third-party claims for damages, as a result of compliance with, violations of or liabilities under environmental laws and regulations. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. If such materials have been or are disposed of or released at sites that require investigation and/or remediation, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or analogous laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

The Partnership may be required to install additional pollution control equipment in order to maintain compliance with applicable environmental requirements.
Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. The Partnership may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors in order to maintain compliance with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to Partnership operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, financial position or net cash flows.
Government regulation and agricultural policy may reduce the demand for nitrogen products.
Existing and future government regulations and laws may reduce the demand for nitrogen products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Any such decrease in the demand for nitrogen fertilizer products could result in lower unit sales and lower selling prices for the Partnership’s fertilizer products. U.S. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand and selling prices of products.
Dependence on Terra.
The Partnership is dependent on Terra Industries Inc. in a number of respects. Terra provides all of the Partnership’s management services and operates the Partnership’s Verdigris, Oklahoma facility through its wholly-owned subsidiary TNGP, the Partnership’s general partner. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. While the Restructuring was undertaken to reinforce the structural independence of the Partnership from Terra, the Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy.
Terra Industries Inc. and its affiliates may engage in competition with the Partnership.
The partnership agreement will not prohibit Terra and its affiliates, other than the general partner TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in businesses that otherwise compete directly or indirectly with the Partnership. In addition, Terra may acquire, construct or dispose of additional assets related to the Partnership’s business in the future, without any obligation to offer the Partnership the opportunity to purchase or construct any of these assets.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
Production Facility

	Annual Capacity in Tons[1]
Location	Ammonia[2]	UAN
Verdigris, Oklahoma	1,050,000	2,200,000

[1]	The annual capacity contains an allowance for a planned maintenance shutdown.

[2]	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
The Partnership’s production facility in Verdigris, Oklahoma is located on 650 acres northeast of Tulsa, Oklahoma near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. The Partnership owns the plants, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The Partnership’s leasehold interest on the port terminal was renewed for five years in April 2004, and the Partnership has an option to renew the lease for an additional five-year term in 2009. The Partnership’s Verdigris production facility produces all of the Partnership’s nitrogen fertilizer products. This facility has the production capacity shown in the table above.
The Partnership’s Verdigris production facility is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Verdigris, Oklahoma manufacturing facility was 101% in 2005, 98% in 2004, and 101% in 2003.
In May 2004, the Partnership discontinued production at its Blytheville, Arkansas nitrogen products manufacturing facility and began preparations to permanently close the production plants. Since that time, the Blytheville facility, which consisted of an ammonia plant, a granular urea plant and a UAN plant, has been decommissioned and the plants sold as used parts or scrap. In July 2005, the Partnership announced the sale of its ammonia and UAN terminal assets in Blytheville, Arkansas to a subsidiary of Kinder Morgan Energy Partners, L.P. See “Terminal Facilities” immediately below.
The Partnership owns all of its manufacturing and terminal facilities in fee, unless otherwise stated below.
Terminal Facilities
The Partnership owns and operates two terminals used to store and distribute its products to customers. The Partnership owns UAN terminals near Blair, Nebraska (Washington County) and Pekin, Illinois (Tazewell County). In addition, the Blair, Nebraska terminal stores and distributes ammonia.
In July 2005 the Partnership sold to a subsidiary of Kinder Morgan Energy Partnership, L.P. its terminal assets at Blytheville, Arkansas consisting of storage and supporting infrastructure for 40,000 tons of ammonia, 9,500 tons of UAN and 40,000 tons of urea. As part of the sale arrangement, Terra is leasing from Kinder Morgan all of the existing ammonia and UAN terminal assets. The lease runs through 2010, with renewal options. Terra uses the terminal assets to store and distribute nitrogen products from its manufacturing facilities and import distribution facilities.
Item 3. Legal Proceedings
There is no pending or threatened litigation to the knowledge of the Partnership that would have a material adverse effect on the business or financial condition of the Partnership.

Item 4. Submission of Matters to a Vote of Unitholders
No matters were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2005.

Part II
Item 5. Market for Registrant’s Units and Related Unitholder Matters and Issuer Purchases of Securities
TNCLP’s common units are listed on the New York Stock Exchange under the symbol TNH. There is no public trading market with respect to the Class B common units. The high and low sales prices of the common units for each quarterly period for 2005 and 2004, as reported on the New York Stock Exchange Composite Price History, are shown on the right.

	2005		2004
Quarter	High	Low	High	Low
1st	$27.53	$19.75	$14.93	$4.81
2nd	27.80	18.01	13.47	8.30
3rd	38.73	22.68	25.45	11.01
4th	26.30	17.90	25.95	15.03
Based on information received from TNCLP’s transfer and servicing agent, the number of registered unitholders as of March 1, 2006 is 236. TNC, the Prior General Partner, owned 11,172,414 common units and 184,072 Class B common units as of December 31, 2005. TNC is the only holder of Class B common units. Terra Capital, Inc. owned 2,716,600 common units as of December 31, 2005. The General Partner does not own any common units.
The quarterly cash distributions paid to the holders of common units and the General Partner in 2005 and 2004 appear in the table on the right.

	Amount Per	Amount
	Common	Distributed to
	Unit	General Partner
2005
First Quarter	$.65	$245,000
Second Quarter	.55	208,000
Third Quarter	1.45	547,000
Fourth Quarter	.30	57,000

2004
First Quarter	$.25	$94,400
Second Quarter	.25	94,400
Third Quarter	.75	283,200
Fourth Quarter	.50	188,800
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
In connection with the Restructuring, the general partner interest held by the Prior General Partner was restructured, resulting in the issuance of 184,072 non-voting Class B common units to the Prior General Partner. For additional information on the Restructuring, see TNCLP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.
Item 6. Selected Financial Data
Selected Historical Financial and Operating Data
The following table sets forth the Partnership’s historical financial and operating data for each of the five years ended December 31, 2005. This information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

Selected Financial Data
(Dollars in thousands, except per unit amounts and average realized prices)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Total revenues	$455,522	$419,641	$404,399	$326,922	$305,825
Income (loss) from operations	55,481	44,966	(35,052)	6,490	(8,897)
Net income (loss)	$55,941	$45,871	$(35,268)	$6,180	$(9,819)
Net income (loss) per limited partnership unit	$2.95	$2.43	$(1.87)	$0.33	$(0.52)

Partnership Distributions Paid:
Limited partner	$54,635	$32,378	$4,626	$7,401	$8,140
General partner	1,057	661	94	151	166

Total partnership distributions	$55,692	$33,039	$4,720	$7,552	$8,306

Distributions Paid Per Common Unit and Class B Common Unit:	$2.95	$1.75	$0.25	$0.40	$0.44

Balance Sheet Data:
Total assets	$191,292	$213,953	$196,238	$226,024	$210,417

Long-term debt and capital lease obligations, including current portion (1)	$12	$8,282	$8,333	$8,386	$8,200
Partners’ capital	$134,359	$133,984	$132,277	$169,488	$167,500

Operating Data (in 000’s of tons):
Production:
Ammonia—net of upgrades	292	325	366	394	226
UAN	2,217	2,139	2,280	2,327	1,982
Urea	—	197	335	446	140

Total production	2,509	2,661	2,981	3,167	2,348

Sales volume:
Ammonia	286	338	336	394	259
UAN	2,178	2,197	2,280	2,475	1,942
Urea	—	212	390	450	290

Total sales	2,464	2,747	3,006	3,319	2,491

Average realized prices ($/ton) (2):
Ammonia	$325	$269	$242	$153	$210
UAN	148	115	97	70	93
Urea	—	181	166	116	134

(1)	During the 2005 third quarter, the Partnership repaid $8.2 million of long-term debt due to an affiliate (see Notes 1 and 7 to the Consolidated Financial Statements).

(2)	After deducting outbound freight costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Partnership is a producer and marketer of nitrogen products for use in agricultural and industrial markets. Nitrogen is a commodity chemical and prices are established based on global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. To be viable under these market conditions, a producer must be among the low-cost producers to markets it serves and have a financial position that can sustain it during periods of oversupply.
High nitrogen margins in 1995 led to capacity expansion projects globally that resulted in capacity increases that were, in the short term, substantially greater than demand growth, causing oversupply conditions that reduced nitrogen prices. Since 1998, that new global capacity has been partially offset by demand growth as well as permanent plant closings in the U.S. and Europe.
During 2003, the Partnership determined that market conditions did not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the established useful life at its Blytheville, Arkansas facility. Accordingly, the Partnership recorded a $40.7 million charge in 2003 as an “Impairment of long-lived assets” and permanently halted production at the facility in May 2004. During the third quarter of 2005, the Blytheville facility was disposed. The Partnership continues to produce nitrogen products at its Verdigris, Oklahoma facility.
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
The cost of natural gas increased during the 2005 third quarter to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. These increases significantly increased the Partnership’s production costs and future gross profits realized by the Partnership may be lower than realized during 2005. In addition, the Partnership may curtail or shut down its production facilities if finished goods prices do not increase, or natural gas costs do not decline, to levels allowing the Partnership to cover variable production costs.
Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to the Partnership’s facilities. Offshore producers are most competitive in regions close to North American points of entry for imports, including the Gulf Coast and East Coast.
The Partnership’s sales volumes primarily depend upon the operating rates for its plants. The Partnership may purchase product from other manufacturers or importers for resale, but historic gross margins on these volumes are rarely significant. The profitability and cash flows from the Partnership’s operations are affected by its ability to manage its costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting the Partnership’s operating results include the number of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties” section of this report.
Critical Accounting Policies
The discussion and analysis of the Partnership’s financial condition and results of operations are based upon the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different amounts being reported under different assumptions and conditions. The Partnership’s critical accounting policies are described below.
Derivatives and Financial Instruments
The Partnership accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.
The General Partner enters into derivative instruments including future contracts, swap agreements, put and call options to cap or fix prices for a portion of the Partnership’s natural gas production requirements. The General Partner also uses similar derivative instruments to fix or set floor prices for a portion of the Partnership’s nitrogen sales volumes.
Inventory
Inventories are stated at the lower of average cost or estimated net realizable value. The Partnership performs a monthly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.
Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. The cost of inventories is determined using the first-in, first-out method.

Revenue Recognition
Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The Partnership classifies any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. The Partnership classifies amounts paid by customers for shipping and handling as revenue.
Impairments of Long-Lived Assets
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
The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2005 accounted for approximately 65% of total costs and expenses for the Partnership. A significant increase in the price of natural gas that is not covered by forward pricing arrangements or recovered through an increase in the price of related nitrogen products would have an adverse effect on the Partnership’s business, financial condition and results of operations. A portion of global nitrogen products is manufactured at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, priced substantially lower than the Partnership’s natural gas.
The Partnership employs forward pricing contracts for natural gas to reduce risk from volatile natural gas prices. In Fall, 2005, the Partnership established a Natural Gas Hedging/Forward Product Sales Policy to ensure the Partnership has either sufficient inventory or forward gas position to support forward product sales obligations. Departures from the policy are permitted with the approval of the General Partner’s Board of Directors. Hedging natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. The Partnership’s December 31, 2005 forward positions do not extend beyond 2006 and were 24% of the anticipated Verdigris facility’s 2006 natural gas consumption.
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
Weather can significantly affect demand for the Partnership’s products. Weather conditions that delay or intermittently disrupt fieldwork during the planting season may cause agricultural customers to use forms of nitrogen fertilizer that are more or less favorable to the Partnership’s sales. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay for crop inputs purchased from the Partnership’s dealer customers. Conversely, low crop yields often increase the planted areas in the subsequent growing season, which, in turn, increases the demand for nitrogen fertilizer.
The Partnership’s business is highly seasonal, with the majority of its products used during the second quarter in conjunction with spring planting. Due to the business’ seasonality and the relatively brief periods during which products can be used by customers, the Partnership and its customers generally build inventories during the second half of the year to ensure product availability during the peak sales season. For its current level of sales, the Partnership requires lines of credit to fund inventory increases and to support customer credit terms. The Partnership believes that its credit facilities are adequate for expected 2006 sales levels.
The Partnership’s operations may be subject to significant interruption if its facility were to experience a major accident or natural disaster. The Partnership currently maintains insurance, including business interruption insurance, which it believes is sufficient to cover major damage to any of its facilities.
Results of Operations — 2005 Compared with 2004
The Partnership’s sales volumes and prices for 2005 and 2004 follow (quantities in thousands of tons):

	2005		2004
	Sales Volumes	Avg. Unit Price*	Sales Volumes	Avg. Unit Price*

Ammonia	286	$325	338	$269
UAN	2,178	148	2,197	115
Urea	—	—	212	181

*	After deducting outbound freight costs
Revenues for 2005 increased $35.9 million, or 9%, to $455.5 million compared with $419.6 million in 2004 as the result of higher selling prices partly offset by lower sales volumes. Sales prices were higher primarily as the result of lower nitrogen fertilizer supplies caused by industry-wide production curtailments since mid-2003 and higher 2005 natural gas costs. Price increases also reflected higher imported product costs as the result of increased delivery costs to U.S. markets. Sales volumes in 2005 were lower than the previous year primarily due to the Blytheville production facility’s permanent closure in May 2004.
Gross profits during 2005 were $63.2 million, an increase of $7.5 million from 2004. Higher 2005 selling prices contributed $87.9 million to gross profits, but were offset by higher natural gas costs. The 2005 cost of natural gas purchases increased $84.6 million, 43% over 2004 as unit costs, net of forward pricing gains and losses, increased to $7.56 per million British thermal units (“MMBtu”) for 2005 compared to $5.38/MMBtu for 2004. Natural gas costs in 2005 were $0.5 million higher than spot prices as the result of forward price contracts. Gross profits in 2005 also benefited from lower operating costs and higher production rates than 2004 at the Verdigris facility.

Operating expenses of $7.7 million decreased $3.0 million, or 28%, primarily as the result of lower management, selling and administrative expense allocations from Terra to the Partnership, reflecting a December 2004 acquisition that expanded Terra’s base of operations over which its expenses are allocated.
Results of Operations — 2004 Compared with 2003
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
Liquidity and Capital Resources
The Partnership has an arrangement for demand deposits with an affiliate to allow for excess Partnership cash to be deposited with Terra Capital, Inc., (“Terra Capital”) the indirect parent of the General Partner. Excess Partnership cash is received by Terra Capital and earns interest until the funds can be transferred to Partnership accounts for disbursements. Cash balances are transferred to the Partnership from Terra Capital on a weekly basis. Amounts on deposit with Terra Capital at December 31, 2005 and 2004 earned interest at 4.1% and 2.1%, which is the rate that Terra Capital received on its pooled cash investments. The Partnership believes that Terra Capital and its parent, Terra Industries Inc., have sufficient credit available under its existing borrowing agreements combined with cash on hand to fully fund all obligations to the Partnership, upon request. However, the Partnership does have credit risks with deposits held by Terra Capital in the event of bankruptcy by Terra or its subsidiaries. The Partnership may be unable to obtain its funds on demand in such a situation.
During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “Cash and cash equivalents” to “Demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. There was no impact to Partners’ capital or net income as a result of this change. The Partnership believes that presenting the related party deposits in a separate balance sheet caption and presenting related party deposits and withdrawals as an investing activity in the statement of cash flows is preferable because the separate presentation (1) is more consistent with the nature of the deposit, which is subject to credit risk and is not a deposit in a financial institution and (2) more clearly presents the related party nature of the cash management arrangement with Terra Capital.
Although none of the agreements or conditions governing these deposits has changed, the Partnership has elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent. The Partnership continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis. The Partnership may terminate such cash management arrangement at any time.
As required, the change has been applied retroactively by reclassifying all periods presented. A summary of the effects of the reclassification and change in accounting policy is as follows:

	2004		2003
	As Previously		As Previously
(in thousands)	Reported	As Reclassified	Reported	As Reclassified

Consolidated balance sheets
Cash	$41,115	$41,115	$3,424	$3,424
Demand deposit with affiliate	37,077	—	36,172	—

Cash and cash equivalents	78,192	41,115	39,596	3,424

Demand deposit with affiliate	—	37,077	—	36,172

Consolidated statements of cash flows
Investing activities:
Changes in demand deposits with affiliate	—	(905)	—	(444)
Net cash flows from investing activities	(13,023)	(13,928)	(11,475)	(11,919)
Net increase in cash and cash equivalents	38,596	37,691	3,858	3,414
Cash and cash equivalents at beginning of year	39,596	3,424	35,738	10

Cash and cash equivalents at end of year	78,192	41,115	39,596	3,424

Net cash provided by operating activities for 2005 was $24.8 million compared to $84.2 million in 2004, a decrease of $59.4 million principally due to changes in working capital, offset by increased earnings. Working capital changes represented a $46.3 million decrease to 2005 cash flows primarily due to a $21.2 million decrease in customer prepayments, an $11.0 million increase in accounts receivable and an $11.0 million increase in inventory. Customer prepayments at December 31, 2005 were lower than the prior year due to reduced customer demand for such arrangements. At December 31, 2005, the Partnership had received $31.7 million of customer prepayments that it expects to substantially fulfill during the first half of 2006. Higher selling prices caused increases in accounts receivable and higher natural gas costs caused increases in finished goods inventory values.
Capital expenditures of $8.9 million during 2005 were used primarily to fund replacement and stay-in-business additions to plant and equipment. The Partnership expects 2006 capital expenditures to be approximately $8.0 million.
Contractual obligations and commitments to make future payments, other than notes due to affiliates, were as follows at December 31, 2005:

	Payments Due In
(in thousands)	2006	2007-2008	2009-2010	Thereafter

Capital lease obligations	$12	$—	$—	$—
Operating leases	14,788	23,559	16,949	7,452
Purchase obligations	66,881	—	—	—

Total	$81,681	$23,559	$16,949	$7,452

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s revolving bank credit facility.
On December 21, 2004, the Partnership entered into a $50 million revolving bank credit facility that expires in June 2008. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. At December 31, 2005, the Partnership had $42.9 million of borrowing availability under this credit facility. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At December 31, 2005, there were no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.
Under the credit facility, the Partnership is subject to the covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Partnership’s aggregate borrowing availability falls below $10 million, it is required to have generated $25 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items as defined in the credit facility for the preceding four quarters. The Partnership is also required to maintain a minimum aggregate unused borrowing availability of $5 million at all times.
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
Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $0.9 million, $3.3 million and $1.9 million in 2005, 2004 and 2003, respectively. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Partnership does not expect its compliance with such regulations will have a material adverse effect on its results of operations, financial position or net cash flows.
In addition, the Partnership incurred $1.2 million, $0.9 million and insignificant amounts of capital expenditures in 2005, 2004 and 2003, respectively, related to capital improvements to ensure compliance with environmental, health and safety regulations. The Partnership may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. The Partnership estimates that the cost of complying with these existing requirements in 2006 and beyond will be less than $10 million.
Quarterly distributions to TNCLP’s partners are based on Available Cash for the quarter as defined in the TNCLP Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in 2005, 2004 and 2003 were $55.7 million, $33.0 million and $4.7 million, respectively.
Prior to the Restructuring of the Partnership in the third quarter of 2005, distributions of Available Cash were made 98% to the Limited Partners and 2% to the General Partner. Subsequent to the Restructuring of the Partnership, distribution of Available Cash is made 99% to the Limited Partners and 1% to the General Partner. An affiliate of the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified levels. The specified levels are increased by the amount of quarterly distributions to holders of Common Units that are less than $0.605 per unit. As of December 31, 2005, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner affiliate receives an incentive payment was $212.2 million, or $11.36 per unit.
Recently Issued Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, Inventory Costs. SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Partnership does not expect the adoption of SFAS 151 to have a material impact on its results of operations or financial condition.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, (SFAS 153) an amendment of Accounting Principles Board (APB) Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of 2006. The Partnership does not expect the adoption of SFAS 153 to have a material impact on its results of operation or financial condition.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Correction (SFAS 154) which replaces APB Opinions No. 20 Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Partnership in the first quarter of 2006.
In March 2005, the FASB issued SFAS Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Partnership adopted the provisions of FIN 47 on December 31, 2005 and the adoption did not have a material affect on the Partnership’s financial statements.
General Partner Option to Effect Mandatory Redemption of Partnership Units
At December 31, 2005, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as is the case at December 31, 2004, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
Dependence on Terra Industries
The Partnership is dependent on Terra Industries Inc. (“Terra”) in a number of respects. Terra provides all of the Partnership’s management services and operates all of its facilities through its wholly-owned subsidiary TNGP, the General Partner and TNC, the Prior General Partner. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. While the Restructuring was undertaken to reinforce the structural independence of the Partnership from Terra, the Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. Information regarding Terra can be obtained in the various filings with the Securities and Exchange Commission, including Form 10-K, Form 10-Q and Form 8-K.
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
The General Partner’s policy is to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. The General Partner may not engage in activities that expose the Partnership to speculative or non-operating risks. Management is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with the overall business objectives of the Partnership. Derivatives are used to manage operating risk within the limits established by the General Partner’s Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to hedge firm commitments and forecasted commodity purchase transactions. The use of derivative financial instruments subjects the Partnership to some inherent risks associated with future contractual commitments, including market and operational risks, credit risk associated with counterparties, product location (basis) differentials and market liquidity. The General Partner continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions.
Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and the General Partner manages some of this volatility through the use of derivative commodity instruments. The Partnership’s hedging policy is described under the previous heading, “Factors that Affect Operating Performance.” The Partnership has hedged approximately 24% of anticipated 2006 requirements and none of its requirements beyond December 31, 2006. The fair value of these instruments is estimated based on published referenced prices and quoted market prices from brokers. These instruments fixed natural gas prices at $7.2 million higher than published prices for December 31, 2005 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse price change. As of December 31, 2005, the Partnership’s market risk exposure related to future hedged natural gas requirements was $4.7 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since the Partnership forward prices only a portion of its natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments should be more than offset by lower costs for natural gas purchases.

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets

	At December 31,
(in thousands)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$7,491	$41,115
Demand deposits with affiliate	26,505	37,077
Accounts receivable	32,088	21,079
Inventory	26,732	15,729
Other current assets	12,356	4,244

Total current assets	105,172	119,244

Property, plant, and equipment, net	75,920	80,425
Other assets	10,200	14,284

Total assets	$191,292	$213,953

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$10,286	$8,652
Accrued liabilities	3,331	2,561
Fair value of derivative instruments	11,496	7,603
Customer prepayments	31,673	52,871
Capital lease obligations	12	63

Total current liabilities	56,798	71,750

Long-term debt due to affiliate	—	8,200
Capital lease obligations	—	12
Other liabilities	135	7

Total liabilities	56,933	79,969

Commitments and contingencies (Note 10)	—	—

Partners’ capital:
Limited partners’ interests, 18,502 and 18,502 Common Units and 184 and 0 Class B Common Units authorized and outstanding	150,952	150,850
General partner’s interest, 5 and 0 Master Limited Partner Units authorized and outstanding	(10,644)	(10,791)
Accumulated other comprehensive loss	(5,949)	(6,075)

Total partners’ capital	134,359	133,984

Total liabilities and partners’ capital	$191,292	$213,953

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-unit amounts)	2005	2004	2003

Revenues
Revenues	$454,784	$419,198	$403,599
Other income	738	443	800

Total Revenues	455,522	419,641	404,399

Cost of goods sold	392,330	363,958	389,709

Gross profit	63,192	55,683	14,690

Operating expenses	7,711	10,717	9,087
Impairment of long-lived assets	—	—	40,655

Income (loss) from operations	55,481	44,966	(35,052)
Interest expense	(707)	(15)	(300)
Interest income	1,167	920	84

Net income (loss)	$55,941	$45,871	$(35,268)

Net income (loss) allocable to limited partners’ interest	$54,737	$44,954	$(34,563)

Net income (loss) per limited partnership unit	$2.95	$2.43	$(1.87)

See Notes to the Consolidated Financial Statements

Consolidated Statements of Partners’ Capital

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (loss)	Capital	Income

Partners’ capital at January 1, 2003	$177,463	$(10,248)	$2,273	$169,488

Net loss	(34,563)	(705)	—	(35,268)	$(35,268)
Change in fair value of derivatives	—	—	2,777	2,777	2,777

Comprehensive loss					$(32,491)

Distributions	(4,626)	(94)	—	(4,720)

Partners’ capital at December 31, 2003	138,274	(11,047)	5,050	132,277

Net income	44,954	917	—	45,871	$45,871
Change in fair value of derivatives	—	—	(11,125)	(11,125)	(11,125)

Comprehensive income					$34,746

Distributions	(32,378)	(661)	—	(33,039)

Partners’ capital at December 31, 2004	150,850	(10,791)	(6,075)	133,984

Net income	54,737	1,204	—	55,941	$55,941
Change in fair value of derivatives	—	—	126	126	126

Comprehensive income					$56,067

Distributions	(54,635)	(1,057)	—	(55,692)

Partners’ capital at December 31, 2005	$150,952	$(10,644)	$(5,949)	$134,359

Limited partnership units issued
and outstanding at December 31,	2005	2004	2003

Common Units	18,501,576	18,501,576	18,501,576
Class B Common Units	184,072	—	—

Total units outstanding	18,685,648	18,501,576	18,501,576

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003

Operating Activities
Net income (loss)	$55,941	$45,871	$(35,268)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation & amortization	14,116	12,648	16,298
Non-cash loss on derivative instruments	1,044	—	—
Impairment of long-lived assets	—	—	40,655
Changes in operating assets and liabilities:
Receivables	(11,009)	15,533	(9,852)
Inventory	(11,003)	3,635	(3,457)
Accounts payable, accrued liabilities and customer prepayments	(18,794)	11,584	7,079
Other assets and liabilities	(5,472)	(4,550)	4,651

Net cash flows from operating activities	24,823	84,721	20,106

Investing Activities
Capital expenditures	(8,855)	(5,112)	(1,949)
Plant turnaround costs	(1,212)	(7,381)	(5,946)
Changes in demand deposits with affiliate	10,572	(905)	(444)
Proceeds from the sale of property, plant and equipment	4,991	—	—
Other	—	(530)	(3,580)

Net cash flows from investing activities	5,496	(13,928)	(11,919)

Financing Activities
Repayment of long-term debt and capital lease obligations	(8,251)	(63)	(53)
Partnership distributions paid	(55,692)	(33,039)	(4,720)

Net cash flows from financing activities	(63,943)	(33,102)	(4,773)

Net increase (decrease) in cash and cash equivalents	(33,624)	37,691	3,414
Cash and cash equivalents at beginning of year	41,115	3,424	10

Cash and cash equivalents at end of year	$7,491	$41,115	$3,424

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$243	$15	$300

See Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements
1. Organizational Structure and Nature of Operations
Terra Nitrogen Company, L.P. (“TNCLP”) is a Delaware limited partnership that owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the “Operating Partnership”; collectively with TNCLP, the “Partnership,” unless the context otherwise requires).
On September 1, 2005, Terra Nitrogen Corporation (“TNC”), which prior to such time was the general partner of the Partnership, completed a Restructuring of its organizational structure and certain contractual relationships. The purpose of the Restructuring was to further reinforce the structural independence of the Partnership from Terra Industries Inc. (“Terra”).
Prior to the Restructuring, TNC owned, as General Partner, a consolidated 2.0% interest in the Partnership. In the Restructuring transactions, TNC exchanged 1.95% of its General Partnership interests for limited partner interests comprised of 184,072 Class B Common Units of TNCLP and a 0.98% limited partner interest in the Operating Partnership. The Class B Common Units, which are identical to Common Units with respect to distributions and allocations of income, gain, loss or deductions, have no voting rights on any matter. The Class B Common Units are not listed for trading.
TNC subsequently transferred the remaining 0.05% General Partner interest in the Partnership to Terra Nitrogen GP Inc. (“TNGP”), an indirect wholly-owned subsidiary of Terra. TNGP exercises full control over all business affairs of the Partnership.
Ownership of TNCLP is represented by the General Partner interest and the limited partner interest. The limited partner interests consist of 18,501,576 Common Units and 184,072 Class B Common Units. Terra and its subsidiaries owned 13,889,014 Common Units and 184,072 Class B Common Units as of December 31, 2005. The balance of Common Units is traded on the New York Stock Exchange under the symbol “TNH”.
The Partnership manufactures and sells fertilizer products, including ammonia and urea ammonium nitrate solution (“UAN”), which are principally used by farmers to improve the yield and quality of their crops. The Partnership sells products primarily throughout the U.S. on a wholesale basis. The Partnership’s customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral generally is not required.
2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements reflect the consolidated assets, liabilities and operations of the Partnership and the Operating Partnership. All intercompany accounts and transactions have been eliminated. Income is allocated to the General Partner and the Limited Partners in accordance with the provisions of the TNCLP Agreement of Limited Partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year.
Cash and Cash Equivalents—The Partnership classifies cash and, except as noted in the following sentence, short-term investments with an original maturity of three months or less as cash and cash equivalents. Demand deposits with affiliate are not classified in Cash and cash equivalents.

Demand Deposits with Affiliate—The Partnership has an arrangement for demand deposits with an affiliate to allow for excess Partnership cash to be deposited with Terra Capital, Inc. (“Terra Capital”), the indirect parent of the General Partner. Excess Partnership cash is received by Terra Capital and earns interest until the funds can be transferred to Partnership accounts for disbursements. Cash balances are transferred to the Partnership from Terra Capital on a weekly basis. Amounts on deposit with Terra Capital at December 31, 2005 and 2004 earned interest at 4.1% and 2.1%, which is the rate that Terra Capital received on its pooled cash investments. The Partnership believes that Terra Capital and its parent, Terra Industries Inc., have sufficient credit available under its existing borrowing agreements combined with cash on hand to fully fund all obligations to the Partnership, upon request. However, the Partnership does have credit risks with deposits held by Terra Capital in the event of bankruptcy by Terra or its subsidiaries. The Partnership may be unable to obtain its funds on demand in such a situation.
During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “Cash and cash equivalents” to “Demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. There was no impact to Partners’ capital or net income as a result of this change. The Partnership believes that presenting the related party deposits in a separate balance sheet caption and presenting related party deposits and withdrawals as an investing activity in the statement of cash flows is preferable because the separate presentation (1) is more consistent with the nature of the deposit, which is subject to credit risk and is not a deposit in a financial institution and (2) more clearly presents the related party nature of the cash management arrangement with Terra Capital.
Although none of the agreements or conditions governing these deposits has changed, the Partnership has elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent. The Partnership continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis. The Partnership may terminate such cash management arrangement at any time.

As required, the change has been applied retroactively by reclassifying all periods presented. A summary of the effects of the reclassification and change in accounting policy is as follows:

	2004		2003
	As Previously		As Previously
(in thousands)	Reported	As Reclassified	Reported	As Reclassified

Consolidated balance sheets
Cash	$41,115	$41,115	$3,424	$3,424
Demand deposit with affiliate	37,077	—	36,172	—

Cash and cash equivalents	78,192	41,115	39,596	3,424

Demand deposit with affiliate	—	37,077	—	36,172

Consolidated statements of cash flows
Investing activities:
Changes in demand deposits with affiliate	—	(905)	—	(444)
Net cash flows from investing activities	(13,023)	(13,928)	(11,475)	(11,919)
Net increase in cash and cash equivalents	38,596	37,691	3,858	3,414
Cash and cash equivalents at beginning of year	39,596	3,424	35,738	10

Cash and cash equivalents at end of year	78,192	41,115	39,596	3,424
Receivables — Account receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectibility of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions in determination of an allowance amount. As of December 31, 2005 and 2004, the Partnership has determined that an allowance against its receivables was not necessary.
Inventories—Inventories are stated at the lower of average cost or estimated net realizable value. The Partnership performs a monthly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net reliable value.
Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. The cost of inventories is determined using the first-in, first-out method.
Property, Plant and Equipment—Expenditures for plant and equipment additions, replacements, and major improvements are capitalized. Related depreciation is charged to expense on a straight-line basis over estimated useful lives ranging from 15 to 22 years for the buildings and 3 to 18 years for plants and equipment. Maintenance and repair costs, other than plant turnaround and catalyst replacement, are expensed as incurred. Equipment under capital leases is recorded in property with the corresponding obligations in long-term debt. The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.

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
Derivatives and Financial Instruments—The Partnership accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.
The General Partner enters into derivative instruments including future contracts, swap agreements and options to hedge a portion of the Partnership’s natural gas production requirements. The General Partner also uses similar derivative instruments to fix or set floor prices for a portion of the Partnership’s nitrogen sales volumes.
Revenue Recognition—Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The Partnership classifies any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. The Partnership classifies amounts paid by customers for shipping and handling as revenue.
Cost of Sales—The cost of manufacturing fertilizer products is recorded when the fertilizer products are sold and revenue is recognized. The Partnership classifies amounts paid by customers for shipping and handling as cost of sales. Premiums paid for option contracts are deferred and recognized in cost of sales in the month to which the related derivative transactions are settled. Realized gains and losses on derivatives activities are recognized in cost of sales.
Income Taxes—The Partnership is not subject to income taxes. The income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership.
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
Recently Issued Accounting Standards— In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, Inventory Costs. SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Partnership’s results of operations or financial condition.
In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the Partnership’s first quarter of 2006. The Partnership does not expect the adoption of SFAS 153 to have a material impact on its results of operation or financial condition.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Correction (SFAS 154) which replaces APB Opinion No. 20 Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Partnership in the first quarter of 2006.
In March 2005, the FASB issued SFAS Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Partnership adopted the provisions of FIN 47 on December 31, 2005 and the adoption did not have a material effect on the Partnership’s financial statements.
3. Agreement of Limited Partnership
The Partnership agreements for the TNCLP and the Operating Partnership were amended and restated in order to reflect the restructured general partner interest and other changes pursuant to the restructuring which closed on September 1, 2005. The Amended and Restated Agreement of Limited Partnership of TNCLP (the “A/R Partnership Agreement”) and the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “A/R Operating Partnership Agreement”) were entered into on September 1, 2005 immediately before the transfer of the general partner interest to TNGP. The principal amendments in the A/R Partnership Agreement and A/R Operating Partnership Agreement relate to the changes to the general partner interest effectuated pursuant to the restructuring. Other provisions which were no longer applicable to the Partnership or required by law were deleted including the updating of certain information and definitions and providing consistency with the restructuring. The A/R Partnership Agreement and A/R Operating Partnership Agreement are attached as Exhibit 3.1 and 10.3 to TNCLP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.
The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of “Available Cash” as defined in the Partnership Agreement.

In 2005, the Partnership paid cash distributions in the amount of $55.7 million. In 2004, the Partnership paid cash distributions in the amount of $33.0 million.
The quarterly cash distributions paid to the Unitholders and the General Partner in 2005 and 2004 follow:

	Limited Partner		General Partner
	Total	$Per	Total
	($000s)	Unit	($000s)

2005
First Quarter	12,026	0.65	245
Second Quarter	10,176	0.55	208
Third Quarter	26,828	1.45	547
Fourth Quarter	5,605	0.30	57

2004
First Quarter	4,626	0.25	94
Second Quarter	4,626	0.25	94
Third Quarter	13,876	0.75	283
Fourth Quarter	9,250	0.50	190
At December 31, 2005, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but no more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
4. Net income per Limited Partnership Unit
Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.
The following table provides a reconciliation between basic and diluted income per unit for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
(in thousands, except per-share amounts)	2005	2004	2003

Basic income per limited Partnership unit computation:
Net income allocable to limited Partners’ interest	$54,737	$44,954	$(34,563)
Weighted average units outstanding	18,563	18,502	18,502

Net income per limited Partnership unit	$2.95	2.43	(1.87)

On September 1, 2005, 184,072 Class B Common Units were issued to TNC (see Note 1).

There were no dilutive Partnership units outstanding for the year ended December 31, 2005, 2004 and 2003.
5. Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2005	2004

Materials and supplies	$7,287	$7,053
Finished goods	19,445	8,676

Total	$26,732	$15,729

Inventory is valued at actual first in/first out cost. Costs include raw material, labor and overhead.
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
Natural gas supplies to meet production requirements at the Partnership’s production facilities are purchased at market prices. Natural gas market prices are volatile and the Partnership effectively hedges a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Partnership’s production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.
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
The following summarizes the net position of open natural gas derivative contracts at December 31, 2005 and 2004:

(in thousands)	2005		2004
	Contract	Unrealized	Contract	Unrealized
	MMBtu	Gain (Loss)	MMBtu	Gain (Loss)

Swaps	7,504	$545	10,349	$(5,116)
Basis swaps	4,970	(4,303)	4,379	45
Put options	2,596	(393)	6,192	(2,570)
Sold call options	2,376	(2,024)	6,192	1,566
Purchased call options	666	(817)	—	—

		(6,992)		(6,075)

Certain derivatives outstanding at December 31, 2005 and 2004, which settled on January 1, 2006 and 2005, respectively, are included in the net unrealized loss in the table above. The January 1, 2006 derivatives settled for an approximate $2.5 million loss. The January 1, 2005 derivatives settled for an approximate $1.2 million loss.
Gains and losses on settlement of these contracts and premium payments on option contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) and are credited or charged to cost of sales in the month in which the hedged transaction closes. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions’ fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices.
The following table sets forth the components of these positions carried in accumulated other comprehensive income (loss) at December 31, 2005 and 2004:

(in thousands)	2005	2004

Unrealized losses of open positions	$(6,992)	$(6,075)
Ineffective position charged to cost of sales	1,043	—

Other comprehensive loss	$(5,949)	$(6,075)

Compared with spot prices, natural gas derivative activities increased the Partnership’s 2005 natural gas costs by $0.5 million and decreased 2004 natural gas costs by $8.8 million. The Partnership’s accumulated comprehensive income is comprised solely of hedging transactions. The activity related to accumulated other comprehensive income (loss) for the year ended December 31, 2005 and 2004 is:

(in thousands)	2005	2004

Beginning accumulated loss	$(6,075)	$(5,050)
Reclassification into earnings	1,502	8,761
Net change associated with current period hedging transactions	(1,376)	(9,786)

Ending accumulated loss	$(5,949)	$(6,075)

Approximately $5.9 million of the accumulated loss at December 31, 2005 will be reclassified into earnings during 2006.
At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At December 31, 2005, the Partnership had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are market-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the year ending December 31, 2005, 2004 and 2003, the Partnership recognized losses of $2.2 million, $7.4 million and $1.0 million on these forward derivative instruments.
7. Long-term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

	December 31,	December 31,
(in thousands)	2005	2004

Capitalized lease obligations	$12	$75
Long-term debt due to affiliate	—	8,200

	12	8,275
Less current maturities	$12	$63

Total long-term debt and capital lease obligations	$—	$8,212

During the 2005 third quarter, $8.2 million of debt due to an affiliate was repaid.
On December 21, 2004, the Partnership entered into a $50 million revolving bank credit facility that expires in June 2008 and bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 6.14% at December 31, 2005). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At December 31, 2005, the Partnership had $42.9 million of borrowing availability, however, there were no outstanding borrowings or letters of credit under the facility.

8. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31,

(in thousands)	2005	2004

Assets owned:
Land	$1,890	$3,270
Building and improvements	5,357	2,129
Plant and equipment	208,627	213,530
Construction in progress	10,029	4,286

	225,903	223,215
Less accumulated depreciation and amortization	(149,983)	(142,790)

Total	$75,920	$80,425

During the second quarter of 2003, due to expectations that the Blytheville facility would not cover its future cash costs and required capital improvements because of continuing competition from urea imports from regions with much lower gas costs, the Partnership decided to permanently close the facility following the 2004 planting season. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a $40.7 million charge was recorded during the 2003 second quarter. During the second quarter of 2004, the Blytheville production facility was permanently shutdown. During the third quarter of 2005, the Blytheville facility was disposed. There were no gains or losses related to this disposal.
9. Related Party Transactions
Under the provisions of the TNCLP Agreement of Limited Partnership, TNGP or Terra, TNGP’s parent company, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership. Terra is also reimbursed for the portion of TNGP’s or its affiliates administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership’s business and are reasonably allocable to the Partnership. Since the Partnership has no distinct employees, some employee benefits, such as health insurance and pension, are allocated between TNCLP and other Terra affiliates based on direct payroll. Management believes such costs would not be materially different if the Partnership were obtaining these benefits on a stand-alone basis. For the years ended December 31, 2005, 2004 and 2003, payroll and payroll-related expenses of $14.9 million, $19.4 million and $20.3 million, respectively, were charged to the Partnership.
Certain services including sales, customer service and distribution are provided by Terra Nitrogen Corporation (TNC), an affiliate of Terra, to the Partnership. The portion of these expenses allocated to the General Partner is charged to the Partnership. Expense allocations are based on revenue. Since it is not practicable to estimate the cost to duplicate the selling support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if the Partnership were obtaining these services on a stand-alone basis. Allocated expenses under this Agreement to the Partnership were $2.8 million, $3.4 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to the General Partner. The portion of these expenses allocated to the General Partner that relate to its activities as General Partner is charged to the Partnership. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Since it is not practicable to estimate the cost to duplicate the general and administrative support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if the Partnership were obtaining these services on a stand-alone basis. Allocated expenses under this agreement charged to the Partnership were $3.9 million, $6.6 million and $6.1 million for the years ended December 2005, 2004 and 2003, respectively.
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
The New GP has no employees. The prior General Partner’s employees are members of the Terra Industries Inc. Employees’ Retirement Plan (the “Terra Retirement Plan”), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for the prior General Partner’s employees. The General Partner recorded pension costs of $2.5 million, $2.4 million and $2.8 million ($1.7 million, $1.8 million and $2.2 million of which was charged to the Partnership) in 2005, 2004 and 2003, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation.
Terra maintains a qualified savings plan that allows employees to contribute a percentage of their total compensation up to a maximum defined by the plan. Each employee’s contribution, up to a specified maximum, may be matched by the General Partner based on a specified percentage of employee contributions. Employee contributions vest immediately, while the General Partner’s contributions vest over five years. Expenses associated with the General Partner’s contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 2005, 2004 and 2003 were $0.4 million, $0.4 million and $0.3 million, respectively.
Partnership cash receipts are received by Terra Capital, the indirect parent of the General Partner, and earn interest until the funds can be transferred to Partnership accounts. Cash balances are transferred to the Partnership from Terra Capital on a weekly basis. At December 31, 2005, $26.5 million was deposited with Terra Capital, Inc. and earned interest at 4.1%, the rate received by Terra Capital on its pooled cash investments. At December 31, 2004, $37.1 million was deposited with Terra Capital, Inc. and earned interest at 2.1%, the rate received by Terra Capital on its commingled cash investments.
Interest expense paid to Terra Capital was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income received from Terra Capital was $1.1 million, $0.7 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10. Commitments and Contingencies
The Operating Partnership is committed to various non-cancelable capital and operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

(in thousands)

2006	$14,788
2007	13,133
2008	10,426
2009	9,021
2010	7,928
2011 and thereafter	7,452

Net minimum lease payments	$62,748

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2009, and the Partnership has the option to renew the lease for an additional term of five years.
Rent expense under non-cancelable operating leases amounted to approximately $5.3 million, $7.2 million and $7.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The Partnership has commitments of approximately $66.9 million at December 31, 2005. These commitments relate to firm gas commitments, open purchase orders and contractual pipeline fees. The natural gas commitments are based on a firm amount of natural gas at the December 31, 2005 natural gas price. These natural gas commitments are priced at the beginning of the month of the scheduled activity. The Partnership has the option to receive and use the natural gas in its manufacturing operations or it can sell the committed natural gas at current market prices, which may be different than the price that the Partnership pays for the natural gas.
The Partnership is involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management’s opinion is that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, financial position or net cash flows of the Partnership.
11. Other Financial Information and Concentration of Credit Risk
Fair values of financial instruments: The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments:
•	Cash and cash equivalents—The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Demand deposits with affiliate—The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Financial instruments—Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at December 31, 2005 and December 31, 2004. The unrealized gain (loss) on these contracts is disclosed in Note 6.
Concentration of credit risk: The Partnership is subject to credit risk through trade receivables and short-term investments. Although a substantial portion of its debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and its geographic dispersion.

12. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Total Revenues	$105,903	$120,157	$111,739	$117,723
Gross profit (loss)	19,304	31,203	19,352	(6,667)
Net income (loss)	17,206	29,438	17,712	(8,415)
Net income (loss) per limited unit	0.91	1.56	0.94	(0.45)

2004
Total Revenues	$108,284	$129,013	$100,730	$81,614
Gross profit	13,976	17,078	9,939	14,690
Net income	12,002	14,597	6,756	12,516
Net income per limited unit	0.64	0.77	0.36	0.66

Report of Independent Registered Public Accounting Firm
To the Partners of
Terra Nitrogen Company, L.P.
We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, in 2005 the Partnership changed its policy for determining which items are treated as cash equivalents.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 8, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, the Partnership evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, the Partnership evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Financial Officer concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2005.
Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.
Changes in Internal Control Over Financial Reporting
There were no changes in the Partnership’s internal controls over financial reporting during the quarterly period ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Terra Nitrogen Company, L.P.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Terra Nitrogen Company, L.P. (a limited partnership) (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated March 8, 2006 expressed an unqualified opinion and included an explanatory paragraph regarding a change in policy for determining which items are treated as cash equivalents on those financial statements.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 8, 2006

PART III
Item 10. Directors and Executive Officers of the Registrant
Prior to September 1, 2005, Terra Nitrogen Corporation (“TNC”) was the General Partner of TNCLP. Beginning September 1, 2005, Terra Nitrogen GP Inc. (“TNGP”) became the General Partner of TNCLP. TNGP, in its capacity as General Partner, acts as the manager of TNCLP and the Operating Partnership. Unitholders do not direct or participate in the management or control of either TNCLP or the Operating Partnership. The General Partner does not intend to establish any advisory board or similar body to which the unitholders would be entitled to elect representatives.
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
The board’s independence determination was based on information provided by our directors and discussions among our officers and directors. The nominating and corporate governance committee reviews and designates director-nominees in accordance with the policies and principles of its charter and the Corporate Governance Guidelines.

Directors
Coleman L. Bailey	Mr. Bailey has been a director of TNGP (or its predecessor TNC) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. He has been a cotton farmer for 35 years. Age 55.

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 52.

Michael A. Jackson	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He was the President and Chief Executive Officer of Agri Business Group, Inc. from 1979 through October 31, 2005; and has been the President and Chief Executive Officer of ABG, an Adayana company from November 1, 2005 to present. Age 51.

Burton M. Joyce	Mr. Joyce has been a director of TNGP (or its predecessor TNC) since November 1994. He was Chairman of the Board of Directors from June 1998 to April 2002. He was President and Chief Executive Officer of Terra from May 1991 through April 2001. Age 64.

Dennis B. Longmire	Dr. Longmire has been a director of TNGP (or its predecessor TNC) since April 1997. He has been Chairman of the Board and Chief

Directors
Executive Officer of McCauley Bros., Inc. since September 1999. Age 61.

Francis G. Meyer	Mr. Meyer has been Vice President of TNGP (or its predecessor TNC) since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 53.

Theodore D. Sands	Mr. Sands has been a director of TNGP (or its predecessor TNC) since July 2000. He has been the President of HAAS Capital, LLC since February 1999. Age 60.
Several directors are also on the boards of directors of other companies subject to the reporting requirements of the U.S. federal securities laws. Mr. Bailey is a director and Chairman of the Board of Mississippi Phosphates; Mr. Bennett is a director of Terra Industries Inc. and Alliant Energy; Mr. Joyce is a director of IPSCO, Inc., Norfolk Southern Corp., and Hercules Inc.; Dr. Longmire is a director of McCauley Bros., Inc.; and Mr. Sands is a director of Arch Coal Inc.
Principal Operating Executive Officers

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 52.

Mark A. Kalafut	Mr. Kalafut has been Vice President and General Counsel of TNGP (or its predecessor TNC) since July 2001 and Corporate Secretary since December 1999. He has been Vice President, General Counsel and Corporate Secretary of Terra since July 2001. He was Vice President and Associate General Counsel of Terra from April 1992 to July 2001. Age 52.

Francis G. Meyer	Mr. Meyer has been Vice President of TNGP (or its predecessor TNC) since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 53.

W. Mark Rosenbury	Mr. Rosenbury has been Vice President of TNGP (or its predecessor TNC) since March 2000. He has been Senior Vice President and Chief Administrative Officer of Terra since August 1999; and Vice President, European Operations of Terra and Managing Director of Terra Nitrogen U.K. from January 1998 to August 1999. Age 58.

Richard S. Sanders Jr.	Mr. Sanders has been Vice President, Manufacturing of TNGP (or its predecessor TNC) since October 2003. He has been Vice President, Manufacturing of Terra since July 2003 and Plant Manager, Verdigris facility from 1995 to 2003. Age 48.

None of the executive officers or directors of TNGP is related by blood, marriage or adoption to any other executive officer or director of TNGP.
Meetings of the Board
The board of directors held four regular meetings and one special meeting in 2005. Each director attended at least 75 percent of the total meetings of the board and board committees of which he was a member.
Audit Committee
In 2005, the Audit Committee of the Board of Directors of TNGP (or its predecessor TNC) met four times and is currently composed of Messrs. Longmire (Chairman), Sands and Jackson. Each audit committee member is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of TNGP, the Partnership and the Operating Partnership. The Board of Directors has further determined that Mr. Longmire meets the requirements to be named “audit committee financial expert” as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Audit Committee Charter was adopted by TNC’s board of directors on January 23, 2004 and by the General Partner’s board of directors on September 1, 2005 pursuant to the Restructuring and is reviewed annually by the Audit Committee. A copy of the charter has been posted on Terra’s website at www.terraindustries.com.
Nominating and Corporate Governance Committee
In 2005, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP (or its predecessor TNC) met four times and is currently composed of Messrs. Sands (Chairman), Longmire and Jackson. Each of these committee members is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Nominating and Corporate Governance Committee Charter was adopted by the TNC Board on January 23, 2004, and by the General Partner’s board of directors on September 1, 2005 pursuant to the Restructuring and is reviewed annually by the Nominating and Corporate Governance Committee. A copy has been posted on Terra’s website at www.terraindustries.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). Executive officers and directors are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from the Partnership’s executive officers and directors, all of the Partnership’s officers, directors and greater than ten percent beneficial owners made all required filings during and with respect to 2005 in a timely manner.

Corporate Governance Matters
TNGP has established Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which meet the requirements of the NYSE and are reviewed annually by the board. A copy of each has been posted on Terra’s website at www.terraindustries.com. A hard copy of each is also available upon request by contacting Terra’s Investor Relations department at (712) 277-1340.
During 2005, in accordance with the Corporate Governance Guidelines, non-management directors met at regularly scheduled executive sessions of the board without management and the independent directors met in executive session. The executive sessions are held at each board meeting and the non-management directors choose one of the non-management directors to lead the discussion and preside at each such meeting.
Communication
Interested parties who wish to report questionable practices by Terra employees may do so by calling Terra’s toll free, anonymous hotline at 1-866-551-8010 (in the U.S. and Canada) or at 001-866-551-8010 (in the U.K.). Interested parties who wish to communicate a message to the board, the non-management directors, or any committee may do so by contacting Dr. Dennis B. Longmire, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 600 Fourth Street, Sioux City, IA 51101. Such communications can also be made by calling (712) 277-1341 or by e-mail at boardethics@terraindustries.com.
Item 11. Executive Compensation
TNCLP and the Operating Partnership have no executive officers or employees. The following table sets forth certain summary information concerning the combined compensation of the named executive officers of TNGP, including compensation from Terra (a portion of which is allocated to the Partnership). These executive officers are those in office as of December 31, 2005 and are collectively referred to below as the “named executive officers.” Compensation information is provided for the years 2005, 2004 and 2003.
In addition to the compensation disclosed on the following table, Terra awarded performance shares to the named executive officers of TNGP as follows: Mr. Bennett, 126,000; Mr. Kalafut, 18,500; Mr. Meyer, 32,500; Mr. Rosenbury, 25,000 and Mr. Sanders, 18,500. The closing price on the NYSE on the day of the award was $8.40. The number of performance shares granted represents the targeted amount. Each executive officer will be awarded between 0% and 200% of the targeted number of performance shares based on Terra’s return on capital employed (ROCE) for the three-year period beginning January 1, 2005 and ending December 31, 2007. The calculation for determining the number of shares to be awarded at the end of the vesting period is fully set out in the award letter dated July 29, 2005, which was delivered to each executive officer. A form of this letter was filed as Exhibit 10.10 to the Terra Industries Inc. third quarter 10-Q filed with the Securities and Exchange Commission on November 9, 2005.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
				Other	Restricted		Securities	All Other
Name and				Annual	Stock		Underlying	Compensa-
Principal Position	Year	Salary[1]	Bonus[2]	Compensation[3]	Award(s)[4]		Options	tion[5]

Michael L. Bennett	2005	$440,769	$200,000	$9,425	$453,600	[6]	—	$7,232
President and	2004	387,692	500,000	9,366	479,200	[7]	—	9,840	[9]
Chairman of the Board	2003	375,000	—	9,173	143,000	[8]	—	9,150
Mark A. Kalafut Vice President,	2005	208,461	48,000	9,051	155,400	[6]		4,578
General Counsel &	2004	198,462	110,000	9,047	209,650	[7]	—	9,526
Corporate Secretary	2003	190,000	—	9,080	71,500	[8]	—	4,577
Francis G. Meyer	2005	318,846	100,000	8,787	273,000	[6]	—	5,129
Vice President	2004	281,154	200,000	7,881	359,400	[7]	—	9,840	[9]
	2003	260,000	—	7,188	85,800	[8]	—	6,389
W. Mark Rosenbury	2005	248,308	63,000	8,996	210,000	[6]	—	3,502
Vice President	2004	237,615	145,000	9,131	179,700	[7]	—	9,840	[9]
	2003	230,000	—	8,939	71,500	[8]	—	5,469
Richard S. Sanders Jr.	2005	183,461	50,000	6,809	155,400	[6]	—	4,708
Vice President,	2004	174,231	110,000	5,404	149,750	[7]	—	7,694
Manufacturing	2003	146,941	901	—	50,500	[8]	—	2,908

1.	For all years includes amounts deferred at the election of the named executive officer under Terra’s Employees’ Savings and Investment Plan and Supplemental Deferred Compensation Plan. The Supplemental Deferred Compensation Plan was closed to additional contributions in 2005.

2.	“Bonus” includes, for the applicable year of service, amounts awarded under Terra’s Incentive Award Program for Officers and Key Employees and includes portions thereof deferred at the election of the named executive officer under Terra’s Supplemental Deferred Compensation Plan. Bonuses earned in one year are paid in the following year. Each year shown therefore indicates the salary earned and paid in that year and any bonus earned in that year and paid in the next year. Mr. Sanders’ 2003 bonus was awarded under Terra’s triple nickel plant safety program.

3.	“Other Annual Compensation” includes country club dues for each of the named executive officers and tax reimbursements or “gross-ups” with respect to those dues.

4.	This item shows the grant date value of restricted share awards. The number of such shares still subject to restriction and the value thereof (shown in parenthesis), at December 31, 2005 by each of the named executive officers is: Mr. Bennett: 234,000 ($1,310,400); Mr. Kalafut: 103,500 ($579,600); Mr. Meyer: 152,500 ($854,000); Mr. Rosenbury: 105,000 ($588,000) and Mr. Sanders: 78,500 ($439,600). During the restricted period, a holder of restricted shares is entitled to all benefits incidental to ownership of Terra common stock, including voting such shares and receiving such dividends as from time to time may be declared by the Board of Directors.

5.	“All Other Compensation” comprises amounts contributed, allocated or accrued for the named executive officers under the Terra Employees’ Savings and Investment Plan for the year indicated.

6.	On July 29, 2005 Terra’s Board of Directors approved, as recommended by its Compensation Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 54,000 to Mr. Bennett; 18,500 to Mr. Kalafut; 32,500 to Mr. Meyer; 25,000 to Mr. Rosenbury and 18,500 to Mr. Sanders. The closing price on the NYSE on the date of the award was $8.40. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 30, 2008) or (ii) specified changes in control or ownership of Terra (as defined by the award).

Each of the named executive officers were also awarded performance stock on July 29, 2005 as follows: 126,000 to Mr. Bennett; 18,500 to Mr. Kalafut; 32,500 to Mr. Meyer; 25,000 to Mr. Rosenbury and 18,500 to Mr. Sanders. Terms and conditions of this award are on the table found in the section entitled Long-Term Incentive Plan Awards in last Fiscal Year on page 53 of this Form 10-K.

7.	On July 27, 2004, Terra’s Board of Directors approved, as recommended by its Compensation Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 80,000 to Mr. Bennett; 35,000 to Mr. Kalafut; 60,000 to Mr. Meyer; 30,000 to Mr. Rosenbury and 25,000 to Mr. Sanders. The closing price on the NYSE on the date of the award was $5.99. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 30, 2007) or (ii) specified changes in control or ownership of Terra (as defined by the award).

8.	On July 29, 2003, Terra’s Board of Directors approved, as recommended by its Compensation Committee, the grant of the following restricted shares under Terra’s Stock Incentive Plan of 2002: 100,000 to Mr. Bennett; 50,000 to Mr. Kalafut; 60,000 to Mr. Meyer; 50,000 to Mr. Rosenbury and 35,000 to Mr. Sanders. The closing price per common share on the NYSE on the date of the award was $1.43. The restrictions lapse on the earlier of (i) the business day following the third anniversary of the date of the award (i.e. July 31, 2006) or (ii) specified changes in control or ownership of Terra (as defined by the award).

9.	This figure was erroneously reported in the 2004 Form 10-K and has been corrected in this table.
Option Exercises and Year-End Value Table
The following table provides information concerning the exercise of stock options during 2005 as well as the number and value of unexercised options to purchase Terra common stock granted under Terra’s stock incentive plans. No options were granted in 2005.
Aggregated Option Exercises in Last Fiscal Year and December 31, 2005 Option Values

			Number of Securities
	Number of		Underlying		Value of Unexercised
	shares acquired	Value	Unexercised Options at		in-the-Money Options at
	on exercise in	Realized	December 31, 2005		December 31, 2005[1]
Name	2005		Exercisable	Unexercisable	Exercisable	Unexercisable

Michael L. Bennett	-0-	-0-	136,000	-0-	$404,685	-0-
Mark A. Kalafut	-0-	-0-	18,700	-0-	-0-	-0-
Francis G. Meyer	-0-	-0-	100,000	-0-	172,500	-0-
W. Mark Rosenbury	-0-	-0-	90,000	-0-	155,250	-0-
Richard S. Sanders Jr.	-0-	-0-	7,100	-0-	-0-	-0-

1.	Based on the closing price per share on the New York Stock Exchange-Composite Transaction of Terra common stock on December 31, 2005 ($5.60).

Long-Term Incentive Plan Awards in last Fiscal Year

			Estimated Future Payouts
	Number of	Performance	under Non-Stock Price
	Performance	Period until	Based Plans
Name	Shares (#)	Maturation	Target (#)	Maximum (#)
Michael L. Bennett	126,000	12/31/07	126,000	252,000
Mark A. Kalafut	18,500	12/31/07	18,500	37,000
Francis G. Meyer	32,500	12/31/07	32,500	65,000
W. Mark Rosenbury	25,000	12/31/07	25,000	50,000
Richard S. Sanders	18,500	12/31/07	25,000	50,000
The performance shares were granted on July 29, 2005. The terms of the performance shares are discussed more fully in the Compensation Committee Report—Long Term Awards contained in the 2005 Terra Industries Inc. Proxy Statement.
Pension Plan Table
The following table shows for Mr. Rosenbury and for certain other employees the estimated annual retirement benefit payable on a straight life annuity basis under the Employees’ Retirement Plan (the “Retirement Plan”) and Terra’s Excess Benefit Plan (the “Excess Benefit Plan”), on a non-contributory basis, at various levels of accrued service and compensation.

Average	Annual Benefits upon Normal Retirement with Years of Credited Service
Compensation	5	10	15	20	25	30
$150,000	$11,664	$23,328	$34,992	$46,656	$58,321	$69,985
$250,000	$20,414	$40,828	$61,242	$81,656	$102,071	$122,485
$500,000	$42,289	$84,578	$126,867	$169,156	$211,446	$253,735
$750,000	$64,164	$128,328	$192,492	$256,656	$321,821	$384,985
$1,000,000	$86,039	$172,078	$258,117	$344,156	$430,196	$516,235
Average Compensation (as defined under the Retirement Plan) as of December 31, 2005 for Mr. Rosenbury was $370,936. The estimated credited years of service under the retirement plan for Mr. Rosenbury was 18.
Certain other Terra executive officers and employees, including Messrs. Bennett, Kalafut, Meyer and Sanders, are entitled to the estimated annual retirement benefit (payable on a straight life annuity basis) under the Retirement Plan and Excess benefit Plan as set forth in the following table:

Average	Annual Benefits upon Normal Retirement with Years of Credited Service
Compensation	5	10	15	20	25	30
$150,000	$10,164	$20,328	$30,492	$40,656	$51,821	$60,985
$250,000	$17,914	$35,828	$53,742	$71,656	$89,571	$107,485
$500,000	$37,289	$74,578	$111,867	$149,156	$186,446	$223,735
$750,000	$56,664	$113,328	$169,992	$226,656	$283,321	$339,985
$1,000,000	$76,039	$152,078	$228,117	$304,156	$380,196	$456,235
Average Compensation (as defined under the Retirement Plan) as of December 31, 2005 for Mr. Bennett was $462,462 for Mr. Kalafut $217,799; for Mr. Meyer $324,331; and for Mr. Sanders $178,384. The estimated credited years of service under the Retirement Plan for each such officer was as follows: Mr. Bennett—32; Mr. Kalafut—16; Mr. Meyer—23; and Mr. Sanders—12.
“Compensation” under the Retirement Plan includes the total salary and wages paid to a participant, including bonuses through 2003, overtime, commissions and elective contributions made by Terra on behalf of the participant pursuant to Internal Revenue Code (the “Code”) sections 401(k) or 125. Covered earnings are limited by Section 401(a)(17) of the Code to $210,000 in 2005. The above benefits are subject to the limitations of Section 415 of the Code, which provides for a maximum annual payment of approximately $170,000 in 2005. Under the Excess Benefit Plan, however, Terra will supplement those benefits so that the amount the participant will receive will be equal to the amount that would have been received under the retirement Plan but for such limitations. “Compensation” under the Excess Benefit Plan also includes amounts deferred under the Supplemental Deferred Compensation Plan.
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
Board of Directors Compensation
Non-management directors of TNGP each receive an annual retainer fee of $27,500 for their directorship, plus a fee of $1,200 for each TNGP Board meeting, Audit Committee meeting and Nominating and Corporate Governance Committee meeting attended. The Audit Committee Chairman receives an additional $5,000 annual retainer and the Nominating and Corporate Governance Committee Chairman receives an additional $2,500 annual retainer. At the July 22, 2005 meeting, the board of directors authorized a $15,000 payment to Mr. Sands as compensation for his work on the reorganization project over the past two years. Each non-management director also receives an annual phantom unit award equal to the value of 1,250 of TNCLP’s common units plus per unit quarterly cash distributions equal to those made to TNCLP’s unitholders. The phantom unit value is paid in cash, less applicable taxes, to the non-management directors upon their departure from the board. Management directors of TNGP receive no compensation for their service as directors.
Compensation Committee Interlocks and Insider Participation
TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of Terra. The Compensation Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s proxy statement. No director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12 “Security Ownership of Certain Beneficial Owners and Management” and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2005, no officer or other employee of TNGP (or its predecessor) served on the board of directors of any other entity, where any officer or director of such other entity also served on TNGP’s (or its predecessor) Board. None of the members of such Compensation Committee are employees of Terra or its subsidiaries.
Item 12. Security Ownership of Certain Beneficial Owners and Management
TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of Terra. The TNGP stock is pledged as security under the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2005, 2,716,600 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.
The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2005 by (a) each person known to TNGP to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons); (b) each director of TNGP; (c) each of the named executive officers of TNGP; and (d) by all directors and executive officers of TNGP as a group.

	Number of
	TNCLP Units		Number of Terra
	Beneficially	Percent of	Common Shares		Percent of
Name	Owned	Class	Beneficially Owned[1]		Class

Terra Nitrogen Corporation[2,3]	11,172,414	60.4%	—		—
600 Fourth Street Sioux City, Iowa 51101
Terra Nitrogen GP Inc.[4]	—	—	—		—
600 Fourth Street Sioux City, Iowa 51101
Terra Capital, Inc.	2,716,600	14.7%	—		—
600 Fourth Street Sioux City, Iowa 51101
Coleman L. Bailey	—	—	462		*
600 Fourth Street Sioux City, Iowa 51101
Michael L. Bennett	—	—	680,276	[3]	*
600 Fourth Street Sioux City, Iowa 51101
Michael A. Jackson	—	—	—		—
600 Fourth Street Sioux City, Iowa 51101
Burton M. Joyce	—	—	—		*
600 Fourth Street Sioux City, Iowa 51101
Mark A. Kalafut	—	—	169,087	[5]	*
600 Fourth Street Sioux City, Iowa 51101
Dennis B. Longmire	—	—	—		—
600 Fourth Street Sioux City, Iowa 51101
Francis G. Meyer	—	—	502,221	[5]	*
600 Fourth Street Sioux City, Iowa 51101
W. Mark Rosenbury	—	*	485,606	[5]	*
600 Fourth Street Sioux City, Iowa 51101
Theodore D. Sands	2,000	*	—		*
600 Fourth Street Sioux City, Iowa 51101
Richard S. Sanders Jr.	—	*	140,951	[5]	*
600 Fourth Street Sioux City, Iowa 51101
All directors and executive officers	2,000	*	1,978,603		*
as a group (10 persons)

*	Represents less than 1% of class.

1.	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2005.

2.	Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

3.	Terra Nitrogen Corporation also owns 184,072 Class B Common Units.

4.	Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interests in the Partnership.

5.	The shares of Terra common stock shown include shares subject to employee stock options that can be exercised on or before May 2, 2006. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (136,000); Mr. Kalafut (18,700); Mr. Meyer (100,000); Mr. Rosenbury (90,000); and Mr. Sanders (7,100); and all directors and executive officers as a group (351,500).
Equity Plan Compensation Table
The Partnership maintains no separate equity compensation plans. All benefits are paid through Terra’s equity compensation plans, all of which are described in Terra’s filings with the SEC.
Item 13. Certain Relationships and Related Transactions
Information with respect to certain relationships and related transactions contained in Footnote 9 to Item 8 “Financial Statements and Supplementary Data” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Principal Accountant Audit Fees and Services Fees
The following table describes fees for professional audit services rendered by Deloitte & Touche, LLP, the Partnership’s principal accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Deloitte during those periods.

Type of Fee	2005	2004
Audit Fees (1)	$225,000	129,050
Audit Related Fees	0	0
Total Audit and Audit Related Fees	225,000	129,050
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$225,000	129,050

1.	Audit Fees, including those for statutory audits, include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Deloitte for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Forms 10-Qs.
Audit Committee Pre-Approval of Policies and Procedures
Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of the Partnership was approved by the Audit Committee on February 3, 2006. Additionally, each permissible non-audit engagement or service performed by Deloitte & Touch LLP since May, 2005 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Financial Statements and Financial Statement Schedules
1.	Consolidated Financial Statements of Terra Nitrogen Company, L.P. is included in Item 8 herein.
Consolidated Balance Sheets at December 31, 2005 and 2004.
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Partners’ Capital for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to the Consolidated Financial Statements.
Independent Auditors’ Report

(b)Exhibits
3.1	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005, filed as Exhibit 3.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

3.2	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

3.3	Bylaws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP’s Form 8-K filed on September 7, 2005, are incorporated herein by reference.

3.4	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.29 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.5	By-Laws of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.30 to the Terra Industries inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.6	Certificate of Amendment to Certificate of Limited Partnership of TNCLP dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.1	Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.3	Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.4	Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc., is incorporated herein by reference.

4.5	$50,000,000 Credit Agreement dated as of December 21, 2004 amount Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner filed as Exhibit 4.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

4.6	Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.7	Amendment No. 1 to the Credit Agreement dated July 29, 2005, among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

10.1 **	Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.2 **	Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.3	Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.4 **	Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

10.5	Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.6	Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.7	Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.8	Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.9	Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.10	Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.11	General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.12	General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.13	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.14	Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.15	Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.16	Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.17	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.18	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.19	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.8.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.20	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.21	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.22	Amendment to the Terra Industries Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.23	Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.24	Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.25	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.26	Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.27	Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.28	Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.29	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.30	Retirement and Consulting Agreement for Burton M. Joyce dated April 26, 2001 filed as Exhibit 10.1.16 of Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.31	Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.32	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.33	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.34	Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.35	Form of No-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.36	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.37	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.38	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.39	Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.40	Form of Phantom Unit Award of Terra Nitrogen Company, L.P. filed as Exhibit 10.41 of the TNCLP Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.41	Reorganization Agreement, by and among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.42	Conveyance, Assignment and Assumption Agreement, by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc., dated September 1, 2005, filed as Exhibit 10.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.43	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 10.3 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.44	First Amendment to General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation, dated September 1, 2005, filed as Exhibit 10.5 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.45	First Amendment to General and Administrative Services Agreement Regarding Services by Terra Industries Inc., dated September 1, 2005, filed as Exhibit 10-11 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference

18*	Letter re change in accounting principles.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been granted for portions of the exhibit.
Exhibits 10.13 through 10.25, 10.27 through 10.38 and 10.40 are management contracts or compensatory plans or arrangements

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.
By:	Terra Nitrogen GP Inc.,
as General Partner

By:	/s/ Francis G. Meyer

Francis G. Meyer
Vice President
(Principal Financial Officer)
Dated: March 10, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 10, 2006 and in the capacities indicated.

Signature	Title
/s/ Michael L. Bennett	Director, President and Chairman of the Board
(Michael L. Bennett)	of Terra Nitrogen GP Inc.

/s/ Coleman L. Bailey	Director of Terra Nitrogen GP Inc.
(Coleman L. Bailey)

/s/ Michael A. Jackson	Director of Terra Nitrogen GP Inc.
(Michael A. Jackson)

/s/ Burton M. Joyce	Director of Terra Nitrogen GP Inc.
(Burton M. Joyce)

/s/ Dennis B. Longmire	Director of Terra Nitrogen GP Inc.
(Dennis B. Longmire)

/s/ Francis G. Meyer	Director and Vice President of Terra Nitrogen GP Inc.
(Francis G. Meyer)

/s/ Theodore D. Sands	Director of Terra Nitrogen GP Inc.
(Theodore D. Sands)