Form 10-Q
period 2006-03-31
TERRA NITROGEN CO L P /DE
filed 2006-05-09
CIK 879575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes   ☐No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer      ☑ Accelerated filer      ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$47,854	$7,491	$66,328
Demand deposits with affiliate	—	26,505	23,323
Accounts receivable	14,249	32,088	25,715
Inventory	45,852	26,732	20,126
Other current assets	3,930	12,356	12,391

Total current assets	111,885	105,172	147,883

Property, plant and equipment, net	74,849	75,920	79,918
Other assets	9,048	10,200	13,550

Total assets	$195,782	$191,292	$241,351

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$24,785	$25,113	$7,481
Customer prepayments	32,986	31,673	70,317
Current portion of long-term debt and capital lease obligations	—	12	59

Total current liabilities	57,771	56,798	77,857

Long-term debt due to affiliates	—	—	8,200
Other long-term liabilities	140	135	22

Total liabilities	57,911	56,933	86,079

Partners’ capital:
Limited partners’ interests	148,539	150,952	155,686
General partner’s interest	(10,668)	(10,644)	(10,692)
Accumulated other comprehensive income (loss)	—	(5,949)	10,278

Total partners’ capital	137,871	134,359	155,272

Total liabilities and partners’ capital	$195,782	$191,292	$241,351

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$95,478	$105,742
Other	(21)	161

Total revenues	95,457	105,903

Cost of goods sold	96,110	86,599

Gross (loss) profit	(653)	19,304
Operating expenses	2,038	2,278

Operating (loss) income	(2,691)	17,026

Interest expense	109	202
Interest income	(363)	(382)

Net (loss) income	$(2,437)	$17,206

Net (loss) income allocable to limited partners’ interest	$(2,413)	$16,862

Net (loss) income per limited partnership unit	$(0.13)	$0.91

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:

Net (loss) income	$(2,437)	$17,206
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	3,135	4,045
Non-cash loss (gain) on derivative instruments	3,081	(404)
Changes in operating assets and liabilities:
Receivables	17,839	(4,636)
Inventories	(19,120)	(4,397)
Accounts payable, accrued liabilities and customer prepayments	6,484	12,185
Other assets and liabilities	6,061	1,888

Net cash flows from operating activities	15,043	25,887

Investing activities:
Capital expenditures	(1,036)	(1,748)
Plant turnaround expenditures	(137)	(395)
Change in demand deposits with affiliate	26,505	13,754

Net cash from investing activities	25,332	11,611

Financing activities:
Repayment of long-term debt and capital lease obligations	(12)	(14)
Partnership distributions paid	—	(12,271)

Net cash flows used in financing activities	(12)	(12,285)

Net increase in cash and cash equivalents	40,363	25,213
Cash and cash equivalents at beginning of year	7,491	41,115

Cash and cash equivalents at end of period	$47,854	$66,328

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$63	$49

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interests	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2006	$150,952	$(10,644)	$(5,949)	$134,359
Net loss	(2,413)	(24)	—	(2,437)	$(2,437)
Change in fair value of derivatives	—	—	5,949	5,949	5,949

Comprehensive income					$3,512

Partners’ capital at March 31, 2006	$148,539	$(10,668)	$—	$137,871

Limited partner units issued and outstanding at March 31, 2006:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2006			18,685,648

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2005	$150,850	$(10,791)	$(6,075)	$133,984
Net income	16,862	344	—	17,206	$17,206
Change in fair value of derivatives	—	—	16,353	16,353	16,353

Comprehensive income					$33,559

Distributions	(12,026)	(245)	—	(12,271)

Partners’ capital at March 31, 2005	$155,686	$(10,692)	$10,278	$155,272

Limited partner units issued and outstanding at March 31, 2005:			18,501,576
See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation

Basis of Presentation

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. (“TNCLP”) Annual Report on Form 10-K for the year ended December 31, 2005. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”), are referred to herein, collectively, as the “Partnership”.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of future financial results of the Partnership.

Derivatives and Financial Instruments

The Partnership accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.

Terra Industries Inc. and its subsidiaries (“Terra”) enter into derivative instruments including future contracts, swap agreements, put and call options to cap or fix prices for a portion of the Partnership’s natural gas production requirements. Terra also enters into similar derivative instruments to fix or set floor prices for a portion of the Partnership’s nitrogen sales volumes.

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

Cost of Sales

The cost of manufacturing fertilizer products is recorded when the fertilizer products are sold and revenue is recognized. The Partnership classifies amounts paid by customers for shipping and handling as cost of sales. Premiums paid for option contracts are deferred and recognized in cost of sales in the month to which the related derivative transactions are settled. Realized gains and losses on derivatives activities are recognized in cost of sales.

Inventories

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

Impairment of Long-Lived Assets

The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future cash flows expected to result from the use of the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset.

Natural Gas Futures, Swaps, Options and Basis Swaps

The estimated fair value of each class of derivatives is based on published referenced prices and quoted market prices from brokers.

Cash and Cash Equivalents

The Partnership classifies cash and, except as noted in the following sentence, short-term investments with an original maturity of three months or less as cash and cash equivalents. Demand deposits with affiliate are not classified in cash and cash equivalents.

Demand Deposits with Affiliate

The Partnership has an arrangement for demand deposits with an affiliate to allow for excess Partnership cash to be deposited with Terra Capital, Inc. (“Terra Capital”), the indirect parent of the General Partner. Excess Partnership cash is received by Terra Capital and earns interest until the funds can be transferred to Partnership accounts for disbursements. Cash balances are transferred to the Partnership from Terra Capital on a weekly basis. Amounts on deposit with Terra Capital earn interest at the rate that Terra Capital receives on its pooled cash investments. The Partnership believes that Terra Capital and its parent, Terra Industries Inc., have sufficient credit available under its existing borrowing agreements combined with cash on hand to fully fund all obligations to the Partnership, upon request. However, the Partnership does have credit risks with deposits held by Terra Capital in the event of bankruptcy by Terra or its subsidiaries. The Partnership may be unable to obtain its funds on demand in such a situation.

During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “cash and cash equivalents” to “demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. For the March 31, 2005 balance sheet, the Partnership has reclassified $23.3 million of demand deposits with affiliate that was presented as cash and cash equivalents in the original Form 10-Q filed on May 16, 2005. In connection with this balance sheet reclassification, the Partnership reclassified the cash and cash equivalent balance and included the $13.8 million investing activity effect of such reclassification in its March 31, 2005 statement of cash flows. There was no impact to Partners’ capital or net income as a result of this change.

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

The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” as defined in the Partnership Agreement.

In the first three months of 2006, the Partnership did not pay any cash distributions. In the first three months of 2005 the Partnership paid $12.3 million in cash distributions to its partners.

At March 31, 2006, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

3.	Net (Loss) Income per Limited Partnership Unit

Basic (loss) income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted (loss) income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.

The following table provides the components of basic (loss) income per unit for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in thousands, except per-share amounts)	2006	2005

Basic (loss) income per limited Partnership unit computation:

Net (loss) income allocable to limited Partnerships’ interest	$(2,413)	$16,862

Weighted average units outstanding	18,686	18,502

Net (loss) income per limited Partnership unit	$(0.13)	$0.91

There were no dilutive Partnership units outstanding for the three months ended March 31, 2006 and 2005.

4.	Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005

Materials and supplies	$7,905	$7,287	$8,417
Finished goods	37,947	19,445	11,709

Total	$45,852	$26,732	$20,126

Inventory is valued at actual first in, first out cost. Costs include raw material, labor and overhead.

5.	Derivative Financial Instruments

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

The following summarizes the net position of open natural gas derivative contracts at March 31, 2006 and 2005:

(in thousands)	2006		2005
	Contract	Unrealized	Contract	Unrealized
	MMBtu	Gain (Loss)	MMBtu	Gain (Loss)

Swaps	2,520	$(3,127)	9,995	$13,060
Basis swaps	1,210	(423)	—	—
Put options	300	154	9,758	(3,804)
Sold call options	—	—	9,758	1,426

		(3,396)		10,682

Certain derivatives outstanding at March 31, 2006 and 2005, which settled on April 1, 2006 and 2005, respectively, are included in the net unrealized loss in the table above. The April 1, 2006 derivatives settled for an approximate $2.5 million loss. At March 31, 2006, the Partnership determined that the derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $3.4 million to cost of sales. Derivatives outstanding at March 31, 2005 included gains of $0.4 million that were recorded as an ineffective position and credited to cost of sales for the three-month period ending March 31, 2005.

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

The following table sets forth the components of these positions carried in accumulated other comprehensive income (loss) at March 31, 2006 and 2005:

(in thousands)	2006	2005

Unrealized gains (losses) of open positions	$(3,396)	$10,682
Ineffective position charged (credited) to cost of sales	3,396	(404)

Other comprehensive gain (loss)	$—	$10,278

The activity related to accumulated other comprehensive income (loss) for the three month periods ended March 31, 2006 and 2005 is:

(in thousands)	2006	2005

Beginning accumulated (loss)	$(5,949)	$(6,075)
Reclassification into earnings	20,268	3,201
Net change associated with current period hedging transactions	(14,319)	13,152

Ending accumulated gain (loss)	$—	$10,278

At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At March 31, 2006, the Partnership had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are market-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three-month period ending March 31, 2006, there were no gains or losses on nitrogen forward derivative instruments. For the three-month period ending March 31, 2005, approximately $2.0 million of losses were recognized on nitrogen forward derivative instruments.

6.	Long-Term debt and capital lease obligations

Long-term debt and capital lease obligations consisted of the following:

	March 31,	March 31,
(in thousands)	2006	2005

Capitalized lease obligations	$—	$59
Long-term debt due to affiliate	—	8,200

	—	8,259
Less current maturities	—	59

Total	$—	$8,200

During the 2005 third quarter, $8.2 million of debt was repaid to an affiliate. On December 21, 2004, the Partnership entered into a $50 million revolving bank credit facility that expires in June 2008 and bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 6.58% at March 31, 2006). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At March 31, 2006, the Partnership had $50.0 million of borrowing availability, and, there were no outstanding borrowings or letters of credit under the facility.

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
During the third quarter of 2005, the cost of natural gas had increased to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. During the first quarter of 2006, the cost of natural gas has declined. The ability of the Partnership to recover increases to natural gas costs through higher prices for its finished goods is uncertain.
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
The Partnership’s sales volumes are primarily dependent upon the operating rates for its plants. The Partnership may purchase product from other manufacturers or importers for resale, however, historic gross margins on those volumes are rarely significant. Profitability and cash flows from the operations are affected by the ability to manage costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties” sections of the Partnership’s most recent Form 10-K filing with the Securities and Exchange Commission.
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
Three months ended March 31, 2006 compared with
three months ended March 31, 2005
Volumes and prices for the three-month periods March 31, 2006 and 2005 are:

	2006		2005
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*
Ammonia	51	$411	87	$300
UAN	427	153	535	132

*	After deduction of outbound freight costs
Revenues for the quarter ended March 31, 2006 decreased $10.4 million, or 10%, compared with the same 2005 quarter primarily due to lower sales volumes, offset by increased prices. Price increases reflected increased manufacturing costs, primarily related to natural gas, and higher imported product costs as the result of increased international freight rates. However, the price increases have caused the Partnership’s customers to reduce first quarter 2006 ammonia and UAN purchases from prior years.
The gross loss for the 2006 first quarter was $0.7 million and was $20.0 million less than the gross profit of $19.3 million in the 2005 first quarter. Higher 2006 unit prices contributed about $14.6 million to gross profits, but were offset by higher natural gas costs. First quarter 2006 natural gas costs increased $32.4 million from the prior year, which includes the effects of forward price contracts that increased first quarter 2006 natural gas costs $20.0 million higher than spot prices. First quarter 2006 gross profits also declined $4.6 million from 2005 as the result of lower sales volumes.
Capital resources and liquidity
Operating activities for the first three months of 2006 generated $15.0 million of cash, comprised of $3.8 million of cash from operations and $11.2 million of cash attributable to changes to current assets and liabilities. The $11.2 million of cash generated from changes in current assets and liabilities included $17.8 million related to a decrease in accounts receivable and $19.1 million related to an increase in inventory; the remaining $12.5 million relates to changes in accounts payable, accrued liabilities and other assets and liabilities. Accounts receivable decreased and inventory increased due to the lower sales volumes caused by the current market prices of ammonia and UAN.
Capital expenditures of $1.2 million during the first three months of 2006 were primarily to fund replacement and stay-in-business additions to plant and equipment.

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50 million revolving bank credit facility.
Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At March 31, 2006, borrowing availability exceeded $50 million and the Partnership had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.
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
Quarterly distributions to the partners are based on Available Cash for the quarter as defined in the Partnership Agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. There were no distributions paid to the partners in the first quarter of 2006. Distributions paid to the partners in the first quarter of 2005 were $12.3 million.
The Partnership has an arrangement for demand deposits with an affiliate to allow for excess Partnership cash to be deposited with Terra Capital, Inc. (“Terra Capital”), the indirect parent of the General Partner. Excess Partnership cash is received by Terra Capital and earns interest until the funds can be transferred to Partnership accounts for disbursements. Cash balances are transferred to the Partnership from Terra Capital on a weekly basis. Amounts on deposit with Terra Capital earn interest at the rate that Terra Capital receives on its pooled cash investments. The Partnership believes that Terra Capital and its parent, Terra Industries Inc., have sufficient credit available under its existing borrowing agreements combined with cash on hand to fully fund all obligations to the Partnership, upon request. However, the Partnership does have credit risks with deposits held by Terra Capital in the event of bankruptcy by Terra or its subsidiaries. The Partnership may be unable to obtain its funds on demand in such a situation.

During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “cash and cash equivalents” to “demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. For the March 31, 2005 balance sheet, the Partnership has reclassified $23.3 million of demand deposits with affiliate that was presented as cash and cash equivalents in the original Form 10-Q filed on May 16, 2005. In connection with this balance sheet reclassification, the Partnership reclassified the cash and cash equivalent balance and included the $13.8 million investing activity effect of such reclassification in its March 31, 2005 statement of cash flows. There was no impact to Partners’ capital or net income as a result of this change.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership’s operations are significantly affected by the price of natural gas. It employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how the Partnership manages specific risk exposures, refer to its most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 — Derivative Financial Instruments contained in Item 8.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Contracts were in place at March 31, 2006 to cover approximately 10% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.

ITEM 4. CONTROLS AND PROCEDURES
The Partnership’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no significant changes in the Partnerships’ internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Partnerships’ internal control over financial reporting.
FORWARD LOOKING PRECAUTIONS
Information contained in this report, other than historical information, may be considered forward looking. Forward-looking information reflects management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to the following: changes in the financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Partnership’s Securities and Exchange Commission filings, in particular Item 1A “Risk Factors” and the “Factors that Affect Operating Results” section of its most recent Form 10-K.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Partnership is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership’s consolidated financial position, results of operations or liquidity and the likelihood that a loss contingency will occur in connection with these claims is remote.
ITEM 1A. RISK FACTORS
There were no significant changes in the Partnership’s risk factors during 2006 as compared to the risk factors identified in the Partnership’s 2005 Form 10-K.
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

TERRA NITROGEN COMPANY, L.P.

	By:	TERRA NITROGEN GP INC.
as General Partner

	By:	/s/ Francis G. Meyer Francis G. Meyer
Vice President (Principal Accounting Officer)

Date: May 9, 2006