Form 10-Q
period 2006-06-30
TERRA NITROGEN CO L P /DE
filed 2006-08-01
CIK 879575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer       ☑ Accelerated filer       ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on June 30, 2006, there were 18,501,576 Common Units and 184,072 Class B Common Units outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$33,110	$7,491	$27,668
Demand deposits with affiliate	7,469	26,505	14,756
Accounts receivable	31,340	32,088	29,277
Inventory	27,362	26,732	25,722
Other current assets	1,350	12,356	4,281

Total current assets	100,631	105,172	101,704

Property, plant and equipment, net	75,125	75,920	78,627
Other assets	7,467	10,200	11,965

Total assets	$183,223	$191,292	$192,296

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$24,456	$25,113	$14,244
Customer prepayments	7,138	31,673	2,381
Current portion of long-term debt and capital lease obligations	—	12	44

Total current liabilities	31,594	56,798	16,669

Long-term debt due to affiliates	—	—	8,200
Other long-term liabilities	289	135	128

Total liabilities	31,883	56,933	24,997

Partners’ capital:
Limited partners’ interests	165,731	150,952	174,359
General partner’s interest	(10,495)	(10,644)	(10,311)
Accumulated other comprehensive income (loss)	(3,896)	(5,949)	3,251

Total partners’ capital	151,340	134,359	167,299

Total liabilities and partners’ capital	$183,223	$191,292	$192,296

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$119,109	$119,971	$214,587	$225,713
Other	42	186	21	347

Total revenues	119,151	120,157	214,608	226,060

Cost of goods sold	100,105	88,954	196,215	175,555

Gross profit	19,046	31,203	18,393	50,505
Operating expenses	2,027	1,891	4,065	4,169

Operating income	17,019	29,312	14,328	46,336

Interest expense	(110)	(213)	(219)	(414)
Interest income	456	339	819	722

Net income	$17,365	$29,438	$14,928	$46,644

Net income allocable to limited partners’ interest	$17,191	$28,849	$14,779	$45,711

Net income per limited partnership unit	$0.92	$1.56	$0.79	$2.47

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:

Net income	$14,928	$46,644
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,668	7,900
Non-cash loss (gain) on derivative instruments	333	(169)
Changes in operating assets and liabilities:
Receivables	748	(8,198)
Inventories	(630)	(9,993)
Accounts payable, accrued liabilities and customer prepayments	(18,631)	(45,736)
Other assets and liabilities	6,887	(338)

Net cash flows from (used in) operating activities	10,303	(9,890)

Investing activities:
Capital expenditures	(3,426)	(2,492)
Plant turnaround expenditures	(282)	(701)
Change in demand deposits with affiliate	19,036	22,321

Net cash from investing activities	15,328	19,128

Financing activities:
Repayment of long-term debt and capital lease obligations	(12)	(30)
Partnership distributions paid	—	(22,655)

Net cash flows used in financing activities	(12)	(22,685)

Net increase in cash and cash equivalents	25,619	(13,447)
Cash and cash equivalents at beginning of year	7,491	41,115

Cash and cash equivalents at end of period	$33,110	$27,668

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$126	$126

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interests	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2006	$150,952	$(10,644)	$(5,949)	$134,359
Net income	14,779	149	—	14,928	$14,928
Change in fair value of derivatives	—	—	2,053	2,053	2,053

Comprehensive income					$16,981

Partners’ capital at June 30, 2006	$165,731	$(10,495)	$(3,896)	$151,340

Limited partner units issued and outstanding at June 30, 2006:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at June 30, 2006			18,685,648

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2005	$150,850	$(10,791)	$(6,075)	$133,984
Net income	45,711	933	—	46,644	$46,644
Change in fair value of derivatives	—	—	9,326	9,326	9,326

Comprehensive income					$55,970

Distributions	(22,202)	(453)	—	(22,655)

Partners’ capital at June 30, 2005	$174,359	$(10,311)	$3,251	$167,299

Limited partner units issued and outstanding at June 30, 2005:			18,501,576

     See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation

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

Terra Industries Inc. and its subsidiaries (“Terra”) enter into derivative instruments on behalf of the Partnership. The types of derivative instruments entered into include future contracts, swap agreements, put and call options to cap or fix prices for a portion of the Partnership’s natural gas production requirements. Terra also enters into similar derivative instruments to fix or set floor prices for a portion of the Partnership’s nitrogen sales volumes.

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

Inventories

Inventories are stated at the lower of average cost or estimated net realizable value. The Partnership performs a monthly analysis of its inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

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

Cash and Cash Equivalents

The Partnership classifies cash and short-term investments with an original maturity of three months or less as cash and cash equivalents. Demand deposits with affiliate are not classified in cash and cash equivalents.

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

During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “cash and cash equivalents” to “demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. For the June 30, 2005 balance sheet, the Partnership has reclassified $14.8 million of demand deposits with affiliate that was presented as cash and cash equivalents in the original Form 10-Q filed on August 9, 2005. In connection with this balance sheet reclassification, the Partnership reclassified the cash and cash equivalent balance and included the $22.3 million investing activity effect of such reclassification in its June 30, 2005 statement of cash flows. There was no impact to Partners’ capital or net income as a result of this change.

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

In the first six months of 2006, the Partnership did not pay any cash distributions. In the first six months of 2005 the Partnership paid $22.7 million in cash distributions to its partners.

At June 30, 2006, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the

General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

3.	Net Income per Limited Partnership Unit

Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.

The following table provides the components of basic income per unit for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2006	2005	2006	2005

Basic income per limited Partnership unit computation:
Net income allocable to limited Partners’ interest	$17,191	$28,849	$14,779	$45,711
Weighted average units outstanding	18,686	18,502	18,686	18,502

Net income per limited Partnership unit	$0.92	$1.56	$0.79	$2.47

There were no dilutive Partnership units outstanding for the three- and six-month periods ended June 30, 2006 and 2005.

4.	Inventories

Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

Materials and supplies	$7,932	$7,287	$12,534
Finished goods	19,430	19,445	13,188

Total	$27,362	$26,732	$25,722

Inventory is valued at actual first in, first out cost. Costs include raw material, labor and overhead.

5.	Derivative Financial Instruments

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

The following summarizes the net position of open natural gas derivative contracts at June 30, 2006 and 2005:

(in thousands)	2006		2005
	Contract	Unrealized	Contract	Unrealized
	MMBtu	Gain (Loss)	MMBtu	Gain (Loss)

Swaps	6,335	$(4,461)	6,621	$5,194
Basis swaps	5,530	232	—	—
Put options	—	—	5,791	(2,667)
Sold call options	—	—	5,021	893

		$(4,229)		$3,420

Certain derivatives outstanding at June 30, 2006 and 2005, which settled on July 1, 2006 and 2005, respectively, are included in the net unrealized loss in the table above. The July 1, 2006 derivatives settled for an approximate $1.1 million loss. At June 30, 2006, the Partnership determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $0.3 million to cost of sales. Derivatives outstanding at June 30, 2005 included gains of $0.2 million that were recorded as an ineffective position and credited to cost of sales for the six-month period ending June 30, 2005.

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

The following table sets forth the components of these positions carried in accumulated other comprehensive income (loss) at June 30, 2006 and 2005:

(in thousands)	2006	2005

Unrealized gains (losses) of open positions	$(4,229)	$3,420
Ineffective position charged (credited) to cost of sales	333	(169)

Other comprehensive gain (loss)	$(3,896)	$3,251

The activity related to accumulated other comprehensive income (loss) for the six month periods ended June 30, 2006 and 2005 is:

(in thousands)	2006	2005

Beginning accumulated (loss)	$(5,949)	$(6,075)
Reclassification into earnings	21,538	2,290
Net change associated with current period hedging transactions	(19,485)	7,036

Ending accumulated gain (loss)	$(3,896)	$3,251

At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At June 30, 2006, the Partnership had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are market-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and six-month periods ending June 30, 2006, there were no gains or losses on nitrogen forward derivative instruments. For the three- and six-month periods ending June 30, 2005, approximately $0.5 million of gains and $1.5 million of losses, respectively, were recognized on nitrogen forward derivative instruments.

6.	Long-Term debt and capital lease obligations

Long-term debt and capital lease obligations consisted of the following:

	June 30,	June 30,
(in thousands)	2006	2005

Capitalized lease obligations	$—	$44
Long-term debt due to affiliate	—	8,200

	—	8,244
Less current maturities	—	44

Total	$—	$8,200

During the 2005 third quarter, $8.2 million of debt was repaid to an affiliate.

On December 21, 2004, the Partnership entered into a $50 million revolving bank credit facility that expires in June 2008 and bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 7.10% at June 30, 2006). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At June 30, 2006, the Partnership had $50.0 million of borrowing availability, and, there were no outstanding borrowings or letters of credit under the facility.
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
Natural gas is the most significant raw material in the production of nitrogen products. During the third quarter of 2005, the cost of natural gas had increased to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. During the first and second quarters of 2006, the cost of natural gas has declined.
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
Three months ended June 30, 2006 compared with
three months ended June 30, 2005
Volumes and prices for the three-month periods ended June 30, 2006 and 2005 are:

	2006		2005
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*
Ammonia	68	$381	75	$313
UAN	571	$141	542	$160

*	After deduction of outbound freight costs
Revenues for the 2006 second quarter approximated 2005 second quarter revenues as higher sales volumes offset $6.0 million of price declines. Second quarter 2006 ammonia prices were 22% higher than the prior year primarily due to the higher cost of natural gas, but were more than offset by lower UAN prices. The reduction to UAN prices was principally due uncertainty over the size of industry-wide inventories and lower overall fertilizer consumption levels. Second quarter 2006 UAN sales volumes increased from the prior year as a result of weather-related delays to first quarter UAN consumption and lower UAN prices.
Second quarter 2006 gross profit was $19.0 million, which was $12.2 million less than the prior year. Approximately $6.0 million of the gross profit decline was due to lower average selling prices. In addition, second quarter 2006 natural gas costs increased $7.3 million from the prior year, which includes the effects of forward price contracts that increased second quarter 2006 natural gas costs $1.6 million higher than spot prices. These factors were partially offset by additional gross profits from higher 2006 sales volumes.
Six months ended June 30, 2006 compared with
six months ended June 30, 2005
Volumes and prices for the six-month periods ended June 30, 2006 and 2005 follow:

	2006		2005
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*
Ammonia	120	$394	161	$306
UAN	998	$146	1,077	$146

*After deducting outbound freight costs
Revenues for the six months ended June 30, 2006 declined $11.5 million, or 5%, compared with the same 2005 period primarily due to lower sales volumes, offset by increased prices. Price increases reflected increased manufacturing costs, primarily related to natural gas, and higher imported product costs as the result of increased international freight rates. However, the price increases and decrease in acres of corn planted have caused the Partnership’s customers to reduce 2006 ammonia and UAN demand from prior years.
The gross profit for the 2006 first half was $18.4 million and was $32.1 million less than the gross profit of $46.3 million in the 2005 first half. Higher 2006 unit prices contributed about $11.1 million to gross profits, but were offset by higher natural gas costs and lower sales volumes. First half 2006 natural gas costs increased $38.0 million from the prior year, which includes the effects of forward price contracts that increased first half 2006 natural gas costs $17.4 million higher than spot prices. First half 2006 gross profits declined $5.2 million from 2005 as the result of lower sales volumes.
Capital resources and liquidity
Operating activities for the first six months of 2006 generated $10.3 million of cash, comprised of $21.9 million of cash from operations less $11.6 million of cash used to fund changes in current assets and liabilities. Cash used to fund changes in current assets and liabilities represent seasonal fluctuations to working capital balances and included $24.5 reduction to customer prepayment balances during the period.
Capital expenditures of $3.4 million during the first six months of 2006 were primarily to fund replacement and stay-in-business additions to plant and equipment.
The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50 million revolving bank credit facility.
Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At June 30, 2006, the Partnership had borrowing availability of $50 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.
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
The Partnership’s ability to continue to meet the covenants under the credit facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants, or to obtain a waiver from the lenders, would result in a default by the Partnership such that all outstanding amounts could become immediately due and payable and the Partnership would be unable to borrow additional amounts under the credit facility. Because access to adequate bank facilities may be critical to funding the Partnership’s operating cash needs and purchase of financial derivatives to manage the Partnership’s exposure to natural gas commodity price risk, any default or termination of the revolving bank credit facility could have a material adverse effect on the Partnership.
Quarterly distributions to the partners are based on Available Cash for the quarter as defined in the Partnership Agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. There were no distributions paid to the partners in the first six months of 2006. Distributions paid to the partners in the first and second quarters of 2005 were $12.3 million and $10.4 million, respectively.
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
During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “cash and cash equivalents” to “demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. For the June 30, 2005 balance sheet, the Partnership has reclassified $14.8 million of demand deposits with affiliate that was presented as cash and cash equivalents in the original Form 10-Q filed on August 9, 2005. In connection with this balance sheet reclassification, the Partnership reclassified the cash and cash equivalent balance and included the $22.3 million investing activity effect of such reclassification in its June 30, 2005 statement of cash flows. There was no impact to Partners’ capital or net income as a result of this change.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership’s operations are significantly affected by the price of natural gas. It employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how the Partnership manages specific risk exposures, refer to its most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 – Derivative Financial Instruments contained in Item 8.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Contracts were in place at June 30, 2006 to cover approximately 20% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.
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

*filed herewith
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

By:	TERRA NITROGEN GP INC.
as General Partner

By:	/s/ Francis G. Meyer
Francis G. Meyer
Vice President
(Principal Accounting Officer)
Date: July 28, 2006