Form 10-Q
period 2006-09-30
TERRA NITROGEN CO L P /DE
filed 2006-11-01
CIK 879575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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

☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on September 30, 2006, there were 18,501,576 Common Units and 184,072 Class B Common Units outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$49,644	$7,491	$14,822
Demand deposits with affiliate	—	26,505	23,805
Accounts receivable	24,861	32,088	36,131
Inventory	25,841	26,732	25,108
Prepaid insurance and other current assets	2,688	12,356	35,184

Total current assets	103,034	105,172	135,050

Property, plant and equipment, net	75,748	75,920	74,250
Other assets	16,241	10,200	11,258

Total assets	$195,023	$191,292	$220,558

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$34,366	$25,113	$43,123
Customer prepayments	14,758	31,673	17,370
Current portion of long-term debt and capital lease obligations	—	12	28

Total current liabilities	49,124	56,798	60,521

Other long-term liabilities	308	135	174

Total liabilities	49,432	56,933	60,695

Partners’ capital:
Limited partners’ interests	162,120	150,952	164,888
General partner’s interest	(10,532)	(10,644)	(10,503)
Accumulated other comprehensive income (loss)	(5,997)	(5,949)	5,478

Total partners’ capital	145,591	134,359	159,863

Total liabilities and partners’ capital	$195,023	$191,292	$220,558

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$91,839	$111,462	$306,426	$337,175
Other	175	277	196	624

Total revenues	92,014	111,739	306,622	337,799

Cost of goods sold	76,592	92,387	272,806	267,943

Gross profit	15,422	19,352	33,816	69,856
Operating expenses	2,226	1,770	6,291	5,939

Operating income	13,196	17,582	27,525	63,917
Interest expense	(110)	(184)	(329)	(598)
Interest income	635	314	1,453	1,037

Net income	$13,721	$17,712	$28,649	$64,356

Net income allocable to limited partners’ interest	$13,584	$17,357	$28,363	$63,068

Net income per limited partnership unit	$0.73	$0.94	$1.52	$3.41

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:

Net income	$28,649	$64,356
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,156	11,045
Gain on disposal of property, plant and equipment	(1,311)	—
Non-cash loss (gain) on derivative instruments	1,072	—
Changes in operating assets and liabilities:
Receivables	7,902	(15,052)
Inventories	891	(9,379)
Accounts payable, accrued liabilities and customer prepayments	(5,104)	(11,194)
Other assets and liabilities	5,638	(19,813)

Net cash flows from operating activities	47,893	19,963

Investing activities:
Capital expenditures	(7,597)	(5,141)
Plant turnaround expenditures	(9,390)	(1,113)
Proceeds from the sale of property, plant and equipment	2,123	4,991
Change in demand deposits with affiliate	26,505	13,272

Net cash flows from investing activities	11,641	12,009

Financing activities:
Repayment of long-term debt and capital lease obligations	(12)	(8,235)
Partnership distributions paid	(17,369)	(50,030)

Net cash flows used in financing activities	(17,381)	(58,265)

Net increase (decrease) in cash and cash equivalents	42,153	(26,293)
Cash and cash equivalents at beginning of year	7,491	41,115

Cash and cash equivalents at end of period	$49,644	$14,822

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$190	$176

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interests	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2006	$150,952	$(10,644)	$(5,949)	$134,359
Net income	28,363	286	—	28,649	$28,649
Change in fair value of derivatives	—	—	(48)	(48)	(48)

Comprehensive income					$28,601

Distributions	(17,195)	(174)	—	(17,369)

Partners’ capital at September 30, 2006	$162,120	$(10,532)	$(5,997)	$145,591

Limited partner units issued and outstanding at September 30, 2006:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2006			18,685,648

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2005	$150,850	$(10,791)	$(6,075)	$133,984
Net income	63,068	1,288	—	64,356	$64,356
Change in fair value of derivatives	—	—	11,553	11,553	11,553

Comprehensive income					$75,909

Distributions	(49,030)	(1,000)	—	(50,030)

Partners’ capital at September 30, 2005	$164,888	$(10,503)	$5,478	$159,863

Limited partner units issued and outstanding at September 30, 2005:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2005			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation

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

Terra Industries Inc. and its subsidiaries (“Terra”) enter into derivative instruments with counterparties for the Partnership’s operations. When Terra enters into a derivative instrument for the Partnership’s operations, the Partnership simultaneously enters into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between the Partnership and Terra are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. The types of derivative instruments entered into include future contracts, swap agreements, put and call options to cap or fix prices for a portion of the Partnership’s natural gas production requirements. Terra may also enter into similar derivative instruments to fix or set floor prices for a portion of the Partnership’s nitrogen sales volumes.

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

During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “cash and cash equivalents” to “demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. For the September 30, 2005 balance sheet, the Partnership has reclassified $23.8 million of demand deposits with affiliate that was presented as cash and cash equivalents in the original Form 10-Q filed on November 10, 2005. In connection with this balance sheet reclassification, the Partnership reclassified the cash and cash equivalent balance and included the $13.3 million investing activity effect of such reclassification in its September 30, 2005 statement of cash flows. There was no impact to Partners’ capital or net income as a result of this change.

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

In the first nine months of 2006, the Partnership paid $17.4 million in cash distributions to its partners. In the first nine months of 2005 the Partnership paid $50.0 million in cash distributions to its partners.

At September 30, 2006, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

3.	Net Income per Limited Partnership Unit

Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.

The following table provides the components of basic income per unit for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per-share amounts)	2006	2005	2006	2005

Basic income per limited Partnership unit computation:

Net income allocable to limited Partners’ interest	$13,584	$17,357	$28,363	$63,068

Weighted average units outstanding	18,686	18,562	18,686	18,502

Net income per limited Partnership unit	$0.73	$0.94	$1.52	$3.41

There were no dilutive Partnership units outstanding for the three- and nine-month periods ended September 30, 2006 and 2005.

4.	Inventories

Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

Materials and supplies	$9,625	$7,287	$6,361
Finished goods	16,216	19,445	18,747

Total	$25,841	$26,732	$25,108

Inventory is valued at actual first in, first out cost. Costs include raw material, labor and overhead.

5.	Derivative Financial Instruments

The Partnership manages risk using derivative financial instruments for changes in natural gas supply prices and changes in nitrogen prices. Derivative financial instruments have credit risk and market risk.

Terra enters into derivative instruments with counterparties for the Partnership’s operations. When Terra enters into a derivative instrument for the Partnership’s operations, the Partnership simultaneously enters into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between the Partnership and Terra are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. Terra will not enter into transactions with a counterparty if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counterparties may be modified through guarantees, letters of credit or other credit enhancement vehicles.

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

The following summarizes the position of open natural gas derivative contracts at September 30, 2006, December 31, 2005 and September 30, 2005:

	Other	Accrued
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset (Liability)

September 30, 2006	$1,868	$(8,938)	$(7,070)
December 31, 2005	6,809	(13,801)	(6,992)
September 30, 2005	31,451	(25,504)	5,947
Certain derivatives outstanding at September 30, 2006 and 2005, which settled during October 2006 and 2005, respectively, are included in the position of open natural gas derivatives in the table above. The October 2006 derivatives settled for an approximate $6.1 million loss. All open derivatives will settle during the next 12 months.

At September 30, 2006, the Partnership determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $0.8 million and $1.1 million to cost of sales for the three- and nine-month periods ending September 30, 2006, respectively. Derivatives outstanding at September 30, 2005 included gains of $0.2 million and $0.5 million that were recorded as an ineffective position and credited to cost of sales for the three- and nine-month periods ending September 30, 2005, respectively.

The effective portion of gains and losses on settlement of these contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) and are credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions’ fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices.

The activity related to accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2006 and 2005 is:

(in thousands)	2006	2005

Beginning accumulated (loss)	$(5,949)	$(6,075)
Reclassification into earnings	22,402	(2,888)
Net change associated with current period hedging transactions	(22,450)	14,441

Ending accumulated gain (loss)	$(5,997)	$5,478

Approximately $6.0 million of the accumulated other comprehensive loss at September 30, 2006 will be reclassified into earning during the next twelve-month period ending September 30, 2007.

At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At September 30, 2006, the Partnership had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and nine-month periods ending September 30, 2006, there were no gains or losses on nitrogen forward derivative instruments. For the three- and nine-month periods ending September 30, 2005, approximately $0.2 million and $1.7 million of losses, respectively, were recognized on nitrogen forward derivative instruments.

6.	Long-Term Debt

On December 21, 2004, the Partnership entered into a $50.0 million revolving bank credit facility that expires in June 2008 and bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 7.07% at September 30, 2006). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At September 30, 2006, the Partnership had $50.0 million of borrowing availability, and, there were no outstanding borrowings or letters of credit under the facility.

7.	New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements” (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for the Company in the first quarter of 2008. The Company expects no significant impact from adopting the Standard.

In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening Partners’ Capital as of the beginning of fiscal year of adoption. SAB 108 is effective for the Partnership at the end of 2006. The Partnership is currently assessing the impact the adoption of SAB 108 will have on its Consolidated Financial Statements.
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
Natural gas is the most significant raw material in the production of nitrogen products. During the third quarter of 2005, the cost of natural gas had increased to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. During 2006, the cost of natural gas has declined.
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
Three months ended September 30, 2006 compared with
three months ended September 30, 2005
Volumes and prices for the three-month periods ended September 30, 2006 and 2005 are:

	2006		2005
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*
Ammonia	49	$301	45	$329
UAN	522	$125	578	$150

*	After deducting outbound freight costs
Revenues for the 2006 third quarter were $91.8 million, compared to $111.5 million for the 2005 third quarter. The $19.6 million, or 18%, decrease in revenues was primarily due to a 10% decrease in UAN sales volumes, a 9% decrease in ammonia prices and a 17% decrease in UAN prices. The UAN sales volumes decreased 10% due to lower market demand. The decrease in ammonia and UAN prices is due to the current market demand, which is affected by the decrease in the primary raw material cost of natural gas in the 2006 third quarter as compared to the 2005 third quarter.
The 2006 third quarter gross profit was $15.4 million, which was $3.9 million less than the 2005 third quarter. Approximately $14.4 million of the gross profit decline was due to lower average selling prices. Decreased sales volumes reduced 2006 third quarter gross profit by approximately $1.6 million as compared to the 2005 third quarter. The 2006 third quarter natural gas costs decreased $10.8 million from the 2005 third quarter. The $10.8 million decrease in natural gas costs includes the effects of forward price contracts that increased 2006 third quarter natural gas costs $0.9 million. The 2006 third quarter gross profit includes a $1.3 million gain on disposal of the Blytheville urea plant.
Nine months ended September 30, 2006 compared with
nine months ended September 30, 2005
Volumes and prices for the nine-month periods ended September 30, 2006 and 2005 follow:

	2006		2005
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*
Ammonia	168	$367	207	$310
UAN	1,521	$139	1,655	$148

*	After deducting outbound freight costs
Revenues for the nine months ended September 30, 2006 declined $30.7 million, or 9%, compared with the same 2005 period primarily due to lower sales volumes, offset by increased ammonia prices. Price increases reflected increased manufacturing costs, primarily related to natural gas, and higher imported product costs as the result of increased international freight rates. However, the price increases and decrease in acres of corn planted have caused the Partnership’s customers to reduce 2006 ammonia and UAN demand from prior years.
The gross profit for the first nine months of 2006 was $33.8 million and was $36.0 million less than the gross profit of $69.9 million in the 2005 first nine months. The $36.0 million decrease in gross profit in 2006, as compared to 2005, was primarily due to higher natural gas costs of $22.9 million, lower sales volumes of $7.0 million and lower unit prices of $3.2 million, partially offset by a $1.3 million gain on the disposal of the Blytheville urea plant. The $22.9 million increase in natural gas costs includes the effects of forward price contracts that increased the 2006 natural gas costs by $22.4 million higher than natural gas spot prices.
Capital resources and liquidity
Operating activities for the first nine months of 2006 generated $47.9 million of cash, comprised of $38.6 million of cash from operations and $9.3 million from changes in current assets and liabilities. Cash from changes in current assets and liabilities represent seasonal fluctuations to working capital balances and included $7.2 reduction to accounts receivable balances during the period.
Capital expenditures of $7.6 million during the first nine months of 2006 were primarily to fund replacement and stay-in-business additions to plant and equipment. Plant turnaround expenditures of $9.4 million were primarily to fund the 2006 third quarter turnaround. During the 2006 third quarter, the Partnership sold the Blytheville urea plant for $2.8 million; proceeds of $2.1 million have been collected and $0.7 million has been recorded as a receivable.
The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50 million revolving bank credit facility.
Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At September 30, 2006, the Partnership had borrowing availability of $50 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

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
Quarterly distributions to the partners are based on Available Cash for the quarter as defined in the Partnership Agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners for the nine-month periods ended September 30, 2006 and 2005 were $17.4 million and $50.0 million, respectively.
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
During the 2005 fourth quarter, the Partnership changed its accounting policy concerning classification of cash deposited with Terra Capital. The new policy results in the reclassification of deposits with Terra Capital from “cash and cash equivalents” to “demand deposits with affiliate” on the balance sheet and cash flows arising from deposits in and withdrawals from such demand deposits as a cash flows from investing activities. For the September 30, 2005 balance sheet, the Partnership has reclassified $23.8 million of demand deposits with affiliate that was presented as cash and cash equivalents in the original Form 10-Q filed on November 10, 2005. In connection with this balance sheet reclassification, the Partnership reclassified the cash and cash equivalent balance and included the $13.3 million investing activity effect of such reclassification in its September 30, 2005 statement of cash flows. There was no impact to Partners’ capital or net income as a result of this change.

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
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Contracts were in place at September 30, 2006 to cover approximately 18% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.
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
Date: November 1, 2006