Form 10-K
period 2006-12-31
TERRA NITROGEN CO L P /DE
filed 2007-03-15
CIK 879575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
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

Terra Nitrogen Company, L.P.
Form 10-K
Part I
Item 1 Business
General
Terra Nitrogen Company, L.P. (“TNCLP”) is a Delaware limited partnership that conducts its operations through an operating partnership subsidiary, Terra Nitrogen, Limited Partnership (“TNLP” or the “Operating Partnership”). Terra Nitrogen GP Inc. (“TNGP” or “General Partner”), a Delaware corporation, is the general partner of both TNCLP and the Operating Partnership (collectively the “Partnership,” unless the context otherwise requires) and owns a consolidated 0.05% interest in the Partnership. TNGP is an indirect, wholly-owned subsidiary of Terra Industries Inc. (“Terra” or “the company”), a Maryland corporation. Terra is an industry leader in the production of nitrogen products and also produces methanol. Terra is one of the largest North American producers of anhydrous ammonia, ammonium nitrate and nitrogen solutions and is the largest producer of ammonia and ammonium nitrate in the United Kingdom.
On September 1, 2005, Terra Nitrogen Corporation (the “Prior General Partner”), which previously was the general partner of TNCLP, TNCLP and its Operating Partnership completed a restructuring of their organization and certain contractual relationships (the “Restructuring”). The purpose of the Restructuring is to further reinforce the structural independence of the Partnership from Terra and Terra’s wholly-owned subsidiaries (the “Terra Group”).
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
Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units and 184,072 Class B common units. Terra and its subsidiaries owned 13,889,014 common units and 184,072 class B common units as of December 31, 2006, and the balance of the common units are traded on the New York Stock Exchange under the symbol “TNH.” The common units are referred to herein individually as a “unit” and collectively as “units.”
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
Business Overview
The Partnership produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The Partnership’s principal products are ammonia and urea ammonium nitrate solutions (“UAN”). These products are manufactured at the Partnership’s facility in Verdigris, Oklahoma. The Partnership’s product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis. Although ammonia and UAN are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment.
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
In 2006, the Partnership produced approximately 1,002,500 tons of ammonia. The Partnership sold a total of 274,000 tons of ammonia in 2006 and consumed approximately 734,000 tons of ammonia as a raw material to manufacture its other nitrogen products.
Urea Ammonium Nitrate Solutions (UAN)
The Partnership produces UAN by upgrading portions of its ammonia production. UAN is produced by combining urea solution and ammonium nitrate solution. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized when transported or stored. The nitrogen content of UAN is typically 28% to 32% by weight (UAN quantities set forth herein refer to 28% nitrogen content, unless otherwise stated). As a liquid, UAN has many advantages over solid fertilizers and anhydrous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil by spraying or injecting, or through irrigation systems throughout the growing season. Moreover, due to its stable nature, UAN can be a preferred fertilizer choice for crops requiring soil surface applications (such as no-till row crops) since UAN is less subject to volatization losses. The use of conservation tillage and “no-till” farming techniques, which reduce erosion, has increased in the U.S. over the past decade. This trend, if continued, will likely increase UAN demand.
In 2006, the Partnership produced approximately 2,085,000 tons of UAN and sold approximately 2,089,000 tons of UAN, primarily to U.S. fertilizer dealers and distributors.

Marketing and Distribution
The Partnership sells its products primarily in the Central and Southern Plains and Corn Belt regions of the U.S. The Partnership’s production facility in Verdigris, Oklahoma is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. The Partnership’s products are marketed and distributed through an organization based in Sioux City, Iowa that provides combined services to the Partnership and to Terra. For further information on the combined organizations of the General Partner and its affiliates, see Note 9 to Item 8 “Financial Statements and Supplementary Data.”
All of the Partnership’s sales are at the wholesale level. The Partnership’s customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. The Partnership sells a majority of its nitrogen fertilizer products to dealers. No single customer accounted for more than 10% of the Partnership’s 2006 sales.
Breakdown of Revenue by Product
Revenue contributions of the Partnership’s principal products (as a percentage of the Partnership’s total revenues) for each of the last three years appear in the table at right.

	2006	2005	2004
Ammonia	25%	22%	24%
UAN	75%	78%	66%
Urea	—	—	10%
	100%	100%	100%
Credit
The Partnership’s credit terms are generally 15-30 days from date of invoice, but may be extended for longer periods during certain sales seasons consistent with industry practices. The Partnership’s bad debt write-offs have been less than $0.5 million annually for each of the past three years.
Revolving Credit Facility
The Partnership has a $50 million revolving credit facility that in February 2007 was extended until February 2012. A portion of this facility is available for swing loans and for the issuance of letters of credit. At December 31, 2006, there were no revolving credit borrowings, and there were no outstanding letters of credit. The credit agreement requires the Partnership to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. The Partnership must also adhere to certain limitations on additional indebtedness, liens, investments, asset sales, restricted payments and transactions with affiliates, among others. Terra is not a party to the credit agreement, but Terra and its domestic subsidiaries (other than the Partnership) have guaranteed, on an unsecured basis, the Partnership’s obligations.
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
The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer;

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to North America;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markets, and domestic demand (food, feed, and biofuels); and

•	Government policies that may influence the number of acres planted, level of grain inventories, mix of crops planted and crop prices, and environmental regulations.
Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth, rising living standards that determine food consumption, and international demand for biofuels. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America.
Raw Materials
The principal raw material used to produce manufactured nitrogen products is natural gas. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on the Partnership’s business, financial conditions and results. The Partnership’s management believes there is a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season. The Partnership uses a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas.
Globally, a significant number of nitrogen production facilities have access to fixed-priced natural gas supplies. These facilities’ natural gas costs have been and likely will continue to be substantially lower than the Partnership’s.
The Partnership employs natural gas hedges to attempt to reduce risk from volatile natural gas prices. If natural gas prices rise, the Partnership may benefit from its use of forward-pricing techniques. Conversely, if natural gas prices fall, the Partnership may incur costs above the then-available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward-pricing contracts are based on a designated price, which is referenced to physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for natural gas financial derivatives. However, natural gas for the Partnership’s production facility is purchased at locations other than Henry Hub, often creating a location basis differential between the contract price and the physical price. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas.
Transportation
The Partnership uses several modes of transportation to ship product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. The Partnership uses approximately 40 liquid and anhydrous ammonia fertilizer terminal storage facilities in numerous states. Railcars are the primary mode of transportation for shipments from the Partnership’s manufacturing facilities. Terra currently leases approximately 2,858 railcars.
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
Competition
Nitrogen products are global commodities, and the Partnership’s customers include distributors, industrial end-users, dealers and other fertilizer producers. Customers make purchasing decisions principally on the delivered price and availability of the product. The Partnership competes with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of the Partnership’s principal competitors may have greater total resources and may depend less on earnings from nitrogen fertilizer sales than the Partnership. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies, particularly those with facilities in warmer climates. Natural gas comprises a significant portion of the raw materials cost of the Partnership’s nitrogen products. Competitive natural gas purchasing is essential to maintaining a low-cost product position. The Partnership competes with other manufacturers of nitrogen products on delivery terms and availability of products, as well as on price.
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
The Partnership may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at its facilities to comply with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements also typically apply to competitors as well. The Partnership estimates that the cost of additional equipment to comply with these requirements in 2007 and beyond will be less than $5 million.
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

The Partnership’s capital expenditures related to environmental control in 2006 were approximately $0.4 million. Environmental capital expenditures by the Partnership are projected to be approximately $0.5 million for 2007 and approximately $0.8 million for 2008.
The Partnership believes that its policies and procedures now in effect comply with applicable environmental laws and with the permits relating to the facilities in all material respects. However, in the normal course of its business, the Partnership is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Although environmental expenditures in 2006 were not material, it is impossible to predict or quantify the impact of future environmental liabilities associated with releases of hazardous substances from the Partnership’s facilities.
Revenues and Assets
The Partnership’s revenues from external customers, measure of profit and loss and total assets for the years 2004-2006 is set forth in Item 8 of this Annual Report on Form 10-K under the heading “Financial Statements and Supplementary Data.”
Employees
The Partnership does not have any employees.
The General Partner, Terra Nitrogen GP Inc., is responsible for managing the Partnership. As of December 31, 2006, the General Partner had no employees and the Prior General Partner had 160 employees. Pursuant to the Restructuring described in Item 1 of this Annual Report on Form 10-K, the General Partner became a party to the services agreements under which Terra and the Prior General Partner shared services among themselves and the Partnership.
Limited Call Right
Since less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. The General Partner and its affiliates owned 75.3% of the common units at December 31, 2006. If the General Partner elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
ITEM 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Partnership’s business. The business, financial condition, and results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Partnership or that management currently deems immaterial may also impair business and operations.
A substantial portion of the Partnership’s operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower production of the Partnership’s products.
The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2006 comprised about 65% of the Partnership’s total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of the related nitrogen products could result in reduced profit margins and lower production. The Partnership has recently reduced production rates for periods of time in response to high natural gas prices. Globally, a significant number of competitors’ nitrogen production facilities have access to fixed-priced natural gas supplies. The Partnership’s offshore competitors’ natural gas costs have been and likely will continue to be substantially lower than the Partnership’s.
Declines in the prices of Partnership products may reduce profit margins.
Prices for nitrogen products are influenced by the global supply and demand for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela. When the industry is oversupplied, as is common in commodity businesses, the price at which the Partnership sells its nitrogen products typically declines, which results in reduced profit margins, lower production rates and plant closures. U.S. supply is also affected by trade regulatory measures, which restrict imports into that market. Changes in those measures would likely adversely impact available supply and pricing.
The Partnership’s products are subject to price volatility resulting from periodic imbalances of supply and demand, which may cause the results of operations to fluctuate.
Historically, the Partnership’s products’ prices have reflected frequent changes in supply and demand conditions. Changes in supply result from capacity additions or reductions and from changes in inventory levels. Product demand depends on demand for crop nutrients by the global agricultural industry and on the level of industrial production. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for Partnership products are affected by general economic conditions. As a result of periodic imbalances of supply and demand, product prices have been volatile, with frequent and significant price changes. During periods of oversupply, the price at which the Partnership sells its products may be depressed and this could have a material adverse effect on the Partnership’s business, financial condition and results of operations.
The Partnership’s products are global commodities and the Partnership faces intense competition from other nitrogen fertilizer producers.
Nitrogen fertilizer products are global commodities and can be subject to intense price competition from both domestic and foreign sources. Fertilizers are global commodities, and customers, including end-users, dealers and other crop-nutrients producers and distributors, base their purchasing decisions principally on the delivered price and availability of the product. The Partnership competes with a number of U.S. and offshore producers, including state-owned and government-subsidized entities. The U.S. has trade regulatory measures in effect which are designed to address this type of unfair trade. Changes in these measures could have an adverse impact on the Partnership’s sales and profitability of the particular products involved. Some of the Partnership’s principal competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales. In addition, a portion of global production benefits from fixed-price natural gas contracts that have been, and could continue to be, substantially lower priced than the Partnership’s natural gas. The Partnership’s inability to compete successfully could result in the loss of customers, which could adversely affect sales and profitability.

The Partnership’s business is subject to risks related to weather conditions.
Adverse weather may have a significant effect on demand for the Partnership’s nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing season may cause agricultural customers to use less or different forms of nitrogen fertilizer, which may adversely affect demand for the forms that the Partnership sells. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay the Partnership’s customers. Weather and/or weather forecasts can dramatically affect natural gas prices, the companies main raw material. Colder than normal winters as well as warmer than normal summers increase the natural gas demand for residential use. Also, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.
The Partnership’s inability to predict future seasonal nitrogen product demand accurately could result in low or excess inventory, potentially at costs in excess of market value.
The nitrogen products business is seasonal, with more nitrogen products used in North America during the second quarter, in conjunction with spring planting activity, than in any other quarter. Due to the seasonality of the business and the relatively brief periods during which products can be used by customers, the Partnership and/or our customers generally build inventories during the second half of the year to ensure timely product availability during the peak sales season. This increases the Partnership working capital needs during this period as the Partnership funds these inventory increases and supports its customer’s inventory carry. If the Partnership underestimates future demand, profitability will be negatively impacted and customers may acquire products from our competitors. If the Partnership overestimates future demand, it will be left with excess inventory that will incur storage costs and/or the Partnership may liquidate such additional inventory and/or products at sales prices below the Partnership’s costs. The company adjusts its inventory cost monthly to the lower of actual cost or market in an attempt to mitigate a large one-time write down.
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
The Partnership’s operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. In the United States, the Partnership’s operations are subject to a comprehensive federal and state regulatory guidelines, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Emergency Planning and Community Right-to-Know Act, Toxic Substances Control Act and their state analogs. The Partnership could incur substantial costs, including capital expenditures for equipment upgrades, fines and penalties and third-party claims for damages, as a result of noncompliance with, violations of or liabilities under environmental laws and regulations. The Partnership is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. If such materials have been or are disposed of or released at sites that require investigation and/or remediation, the Partnership may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or analogous laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.
The Partnership may be required to install additional pollution control equipment to comply with applicable environmental requirements.
Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. The Partnership may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors to comply with applicable environmental requirements. Such investments would reduce net income from future operations. Present and future environmental laws and regulations applicable to Partnership operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, financial position or net cash flows.
Government regulation and agricultural policy may reduce the demand for nitrogen products.
Existing and future government regulations and laws may reduce the demand for nitrogen products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Any such decrease in the demand for nitrogen fertilizer products could result in lower unit sales and lower selling prices for the Partnership’s fertilizer products. U.S. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand for and selling prices of products. Environmental and safety regulations on the transportation of the Partnership’s products could also have a negative impact on the cost of transportation.
Dependence on Terra.
The Partnership is dependent on Terra Industries Inc. in a number of respects. Terra provides all of the Partnership’s management services and operates the Partnership’s Verdigris, Oklahoma facility through its wholly-owned subsidiary TNGP, the Partnership’s general partner. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than the Partnership. Although Terra is affected by most of the factors that affect the Partnership, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. While the Restructuring discussed in Form 8-K files with the Securities and Exchange Commission on September 7, 2005 was undertaken to reinforce the structural independence of the Partnership from Terra, the Partnership’s results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy.
Terra Industries Inc. and its affiliates may engage in competition with the Partnership.
The partnership agreement will not prohibit Terra and its affiliates, other than the general partner TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in businesses that otherwise compete directly or indirectly with the Partnership. In addition,

Terra may acquire, construct or dispose of additional assets related to the Partnership’s business, without any obligation to offer the Partnership the opportunity to purchase or construct any of these assets.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Production Facility
The Partnership’s production facility in Verdigris, Oklahoma is located on 650 acres northeast of Tulsa, Oklahoma near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. The Partnership owns the plants, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The Partnership’s leasehold interest on the port terminal was renewed for five years in April 2004, and the Partnership has an option to renew the lease for an additional five-year term in 2009. The Partnership’s Verdigris production facility produces all of the Partnership’s nitrogen fertilizer products. This facility’s production capacity is shown in the table below.

	Annual Capacity in Tons[1]
Location	Ammonia[2]	UAN
Verdigris, Oklahoma	1,050,000	2,200,000

[1]	The annual capacity contains an allowance for a planned maintenance shutdown.

[2]	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
The Partnership’s Verdigris production facility is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Verdigris, Oklahoma manufacturing facility was 95% in 2006, 101% in 2005, and 98% in 2004.
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
Item 4. Submission of Matters to a Vote of Unitholders
No matters were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2006.

Part II

Item 5.	Market for Registrant’s Units and Related Unitholder Matters and Issuer Purchases of Securities

	2006		2005
Quarter	High	Low	High	Low

1st	26.13	19.05	$27.53	$19.75
2nd	24.00	18.51	27.80	18.01
3rd	26.47	19.25	38.73	22.68
4th	34.53	24.58	26.30	17.90
TNCLP’s common units are listed on the New York Stock Exchange under the symbol TNH. There is no public trading market with respect to the Class B common units. The high and low sales prices of the common units for each quarterly period for 2006 and 2005, as reported on the New York Stock Exchange Composite Price History, are shown on the right.
Based on information received from TNCLP’s transfer and servicing agent, the number of registered unitholders as of March 1, 2007 is 212. TNC, the Prior General Partner, owned 11,172,414 common units and 184,072 Class B common units as of December 31, 2006. TNC is the only holder of Class B common units. Terra Capital, Inc. owned 2,716,600 common units as of December 31, 2006. The General Partner does not own any common units.
The quarterly cash distributions paid to the holders of common units and the General Partner in 2006 and 2005 appear in the table at right.

	Amount Per	Amount
	Common	Distributed to
	Unit	General Partner

2006
First Quarter	$0.00	$0
Second Quarter	0.00	0
Third Quarter	.92	8,000
Fourth Quarter	1.00	9,000

2005
First Quarter	$.65	$245,000
Second Quarter	.55	208,000
Third Quarter	1.45	547,000
Fourth Quarter	.30	57,000
Under TNCLP’s limited partnership agreement, cash distributions to unitholders are based on Available Cash for the quarter as defined therein. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. For additional information regarding cash distributions, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis.” There are a number of factors that affect the amount of taxable income reported to unitholders including Partnership earnings, capital spending and cash distributions.
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

Item 6. Selected Financial Data
Selected Historical Financial and Operating Data
The following table sets forth the Partnership’s historical financial and operating data for each of the five years ended December 31, 2006. This information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.
Selected Financial Data
(Dollars in thousands, except per unit amounts and average realized prices)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Total revenues	$425,097	$455,522	$419,641	$404,399	$326,922
Income (loss) from operations	$44,492	$55,481	$44,966	$(35,052)	$6,490
Net income (loss)	$46,192	$55,941	$45,871	$(35,268)	$6,180
Net income (loss) per limited partnership unit	$2.45	$2.95	$2.43	$(1.87)	$0.33

Partnership Distributions Paid:
Limited partner	$35,887	$54,635	$32,378	$4,626	$7,401
General partner	362	1,057	661	94	151

Total partnership distributions	$36,249	$55,692	$33,039	$4,720	$7,552

Distributions Paid Per Common Unit and Class B Common Unit:	$1.92	$2.95	$1.75	$0.25	$0.40

Balance Sheet Data:
Total assets	$218,214	$191,292	$213,953	$196,238	$226,024
Long-term debt and capital lease obligations, including current portion (1)	$—	$12	$8,282	$8,333	$8,386
Partners’ capital	$144,072	$134,359	$133,984	$132,277	$169,488

Operating Data (in 000’s of tons):
Production:
Ammonia—net of upgrades	268	292	325	366	394
UAN	2,085	2,217	2,139	2,280	2,327
Urea	—	—	197	335	446

Total production	2,353	2,509	2,661	2,981	3,167

Sales volume:
Ammonia	274	286	338	336	394
UAN	2,089	2,178	2,197	2,280	2,475
Urea	—	—	212	390	450

Total sales	2,363	2,464	2,747	3,006	3,319

Average realized prices ($/ton) (2):
Ammonia	$344	$325	$269	$242	$153
UAN	$135	$148	$115	$97	$70
Urea	$—	$—	$181	$166	$116

(1)	During the 2005 third quarter, the Partnership repaid $8.2 million of long-term debt due to an affiliate.

(2)	After deducting outbound freight costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Natural gas is the most significant raw material in the production of nitrogen products. During periods of significant increases in natural gas prices, the Partnership may curtail or shut down its production facilities if finished goods prices do not increase to levels allowing the Partnership to cover variable production costs.
The Partnership’s cost of natural gas increased to unprecedented levels in the 2005 third quarter due to supply disruptions caused by Hurricanes Katrina and Rita. This trend continued into 2006. During the second quarter of 2006, natural gas prices decreased to pre-hurricane prices.
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
The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2006 accounted for approximately 65% of total costs and expenses for the Partnership. A significant increase in the price of natural gas that is not covered by forward pricing arrangements or recovered through an increase in the price of related nitrogen products would have an adverse effect on the Partnership’s business, financial condition and results of operations. A portion of global nitrogen products is manufactured at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, priced substantially lower than the Partnership’s natural gas.
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
The Partnership’s business is highly seasonal, with the majority of its products used during the second quarter in conjunction with spring planting. Due to the business’ seasonality and the relatively brief periods during which products can be used by customers, the Partnership and its customers generally build inventories during the second half of the year to ensure product availability during the peak sales season. For its current level of sales, the Partnership maintains lines of credit, which can be used to fund inventory increases and to support customer credit terms. The Partnership believes that its credit facilities are adequate for expected 2007 sales levels.
The Partnership’s operations may be subject to significant interruption if its facility were to experience a major accident or natural disaster. The Partnership currently maintains insurance, including business interruption insurance, which it believes is sufficient to cover major damage to any of its facilities.
Results of Operations—2006 Compared with 2005
The Partnership’s sales volumes and prices for 2006 and 2005 follow (quantities in thousands of tons):

	2006		2005
	Sales Volumes	Avg. Unit Price*	Sales Volumes	Avg. Unit Price*

Ammonia	274	$344	286	$325
UAN	2,089	135	2,178	148

*	After deducting outbound freight costs
Revenues for 2006 decreased $30.4 million, or 7%, to $425.1 million compared to $455.5 million in 2005. The decrease in revenues was primarily due to lower UAN sales prices and volumes, offset by increased ammonia prices. UAN prices decreased 9% in 2006 as compared to 2005 due to lower natural gas costs and lower demand as a result of a decrease in planted corn acres.
The gross profit for 2006 was $53.1 million, as compared to $63.2 million in 2005. The $10.1 million decrease in gross profit was primarily due to a $21.1 million reduction to sales prices and $2.8 million from lower sales volumes, offset by $13.8 million in lower natural gas costs. Sales volumes decreased due to lower planted corn acres and drought conditions in the southwest United States. Natural gas prices declined due to increased levels of natural gas in storage. Natural gas costs in 2006 included the effects of forward pricing contracts that were $25.3 million higher than natural gas spot prices.
Operating expenses of $8.6 million increased $0.9 million, primarily as the result of increased management, selling and administrative expenses charged by Terra to the Partnership that included higher expenses for long-term compensation programs that are tied to shareholder returns.
Results of Operations—2005 Compared with 2004
The Partnership’s sales volumes and prices for 2005 and 2004 follow (quantities in thousands of tons):

	2005		2004
	Sales Volumes	Avg. Unit Price*	Sales Volumes	Avg. Unit Price*

Ammonia	286	$325	338	$269
UAN	2,178	$148	2,197	$115
Urea	—	$—	212	$181

*	After deducting outbound freight costs
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
Gross profits during 2005 were $63.2 million, an increase of $7.5 million from 2004. Higher 2005 selling prices contributed $87.9 million to gross profits, but were offset by higher natural gas costs. The 2005 cost of natural gas purchases increased $84.6 million, 43% over 2004 as unit costs, net of forward pricing gains and losses. Natural gas costs in 2005 were $0.5 million higher than spot prices as the result of forward price contracts. Gross profits in 2005 also benefited from lower operating costs and higher production rates than 2004 at the Verdigris facility.
Operating expenses of $7.7 million decreased $3.0 million, or 28%, primarily as the result of lower management, selling and administrative expense allocations from Terra to the Partnership, reflecting a December 2004 acquisition that expanded Terra’s base of operations over which its expenses are allocated.
Liquidity and Capital Resources
Partnership cash receipts are generally received by Terra Capital, Inc., (“Terra Capital”) the indirect parent of the General Partner. Cash receipts, net of cash payments made by Terra Capital, are transferred to the Partnership from Terra Capital on a weekly basis. As a result of this cash collection and distribution arrangement, Terra Capital is a creditor to the Partnership.
Net cash provided by operating activities for 2006 was $83.9 million, composed of $59.7 million from operations and $24.2 million from working capital changes. The working capital changes were primarily due to a $20.3 million increase in customer prepayments and accounts payable. At December 31, 2006, the Partnership had received $35.3 million of customer order prepayments that it expects to fulfill during the first half of 2007.
Capital expenditures of $8.3 million during 2006 were used primarily to fund replacement and stay-in-business additions to plant and equipment. Plant turnaround costs represent cash used for the periodic scheduled maintenance of the Partnership’s continuous process production facilities, generally every two years. The Partnership funded $11.4 million of plant turnaround costs during 2006. The Partnership expects 2007 capital expenditures and plant turnaround costs to be approximately $25.7 million.
Contractual obligations and commitments to make future payments, other than notes due to affiliates, were as follows at December 31, 2006:

	Payments Due In
(in thousands)	2007	2008-2009	2010-2011	Thereafter

Operating leases	$15,217	$23,111	$17,094	$12,891
Purchase obligations	36,965	—	—	—

Total	$52,182	$23,111	$17,094	$12,891

The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s revolving bank credit facility.
The Partnership has a $50 million revolving bank credit facility that expires in February 2012 (see note 7 to the Consolidated Financial Statements). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. At December 31, 2006, the Partnership had $50.0 million of borrowing availability under this credit facility. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At December 31, 2006, there were no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.
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
Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $1.7 million, $0.9 million and $3.3 million in 2006, 2005 and 2004, respectively. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Partnership does not expect its compliance with such regulations will have a material adverse effect on its results of operations, financial position or net cash flows.
In addition, the Partnership incurred $0.5 million, $1.2 million and $0.9 million of capital expenditures in 2006, 2005 and 2004, respectively, related to capital improvements to ensure compliance with environmental, health and safety regulations. The Partnership may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. The Partnership estimates that the cost of complying with these existing requirements in 2007 and beyond will be less than $5 million.
Quarterly distributions to the Partnership’s partners are based on Available Cash for the quarter as defined in the Partnership Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners in 2006, 2005 and 2004 were $36.2 million, $55.7 million and $33.0 million, respectively.
Prior to the Restructuring of the Partnership in the third quarter of 2005, distributions of Available Cash were made 98% to the Limited Partners and 2% to the General Partner. Subsequent to the Restructuring of the Partnership, distribution of Available Cash is made 99% to the Limited Partners and 1% to the General Partner. An affiliate of the General Partner is entitled, as an incentive, to larger percentage interests to the extent that distributions of Available Cash exceed specified levels. The specified levels are increased by the amount of quarterly distributions to holders of Common Units that are less than $0.605 per unit. As of December 31, 2006, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner affiliate receives an incentive payment was $221.5 million, or $11.85 per unit.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The statement is effective on a prospective basis for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Partnership in the first quarter of fiscal 2008. The Partnership does not expect the adoption of SFAS 157 to have a material impact on its results of operations or financial condition.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement in required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of adoption. SAB 108 is effective for the fiscal year ending after November 15, 2006. The Partnership adopted the provisions of SAB 108 on December 31, 2006. The Partnership’s adoption of SAB 108 did not have a material impact on the Partnerships’ financial statements.

General Partner Option to Effect Mandatory Redemption of Partnership Units
At December 31, 2006, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as is the case at December 31, 2006, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates its right to acquire, all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Partnership due to adverse changes in financial and commodity market prices and rates. The Partnership uses derivative financial instruments to manage risk in the area of changes in natural gas prices. The Partnership has no foreign currency exchange rate risk.
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
Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and the General Partner manages some of this volatility through the use of derivative commodity instruments. The Partnership’s hedging policy is described under the previous heading, “Factors that Affect Operating Performance.” The Partnership has hedged approximately 22% of anticipated 2007 requirements and none of its requirements beyond December 31, 2007. The fair value of these instruments is estimated based on published referenced prices and quoted market prices from brokers. These instruments fixed natural gas prices at $6.5 million higher than published prices for December 31, 2006 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on the Partnership’s derivatives outstanding at December 31, 2006, which included swaps, basis swaps and put options, a $1 per MMBtu increase in NYMEX pricing would increase the Partnership’s natural gas costs by approximately $1.8 million and a $1 per MMBtu decrease in NYMEX pricing would decrease the Partnership’s natural gas costs by approximately $2.7 million.

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets

	At December 31,
(in thousands)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$62,287	$7,491
Demand deposits with affiliate	2,457	26,505
Accounts receivable	37,676	32,088
Inventory	22,709	26,732
Other current assets	3,334	12,356

Total current assets	128,463	105,172

Property, plant, and equipment, net	74,096	75,920
Other assets	15,655	10,200

Total assets	$218,214	$191,292

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$27,732	$10,286
Accrued liabilities	2,559	3,331
Fair value of derivative instruments	8,051	11,496
Customer prepayments	35,326	31,673
Capital lease obligations	—	12

Total current liabilities	73,668	56,798

Other liabilities	474	135

Total liabilities	74,142	56,933

Commitments and contingencies (Note 10)	—	—

Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	160,795	150,952
General partner’s interest, 5 Master Limited Partner Units authorized and outstanding	(10,544)	(10,644)
Accumulated other comprehensive loss	(6,179)	(5,949)

Total partners’ capital	144,072	134,359

Total liabilities and partners’ capital	$218,214	$191,292

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-unit amounts)	2006	2005	2004

Revenues
Revenues	$424,698	$454,784	$419,198
Other income	399	738	443

Total Revenues	425,097	455,522	419,641

Cost of goods sold	371,971	392,330	363,958

Gross profit	53,126	63,192	55,683

Operating expenses	8,634	7,711	10,717

Income from operations	44,492	55,481	44,966
Interest expense	(440)	(707)	(15)
Interest income	2,140	1,167	920

Net income	$46,192	$55,941	$45,871

Net income allocable to limited partners’ interest	$45,730	$54,737	$44,954

Net income per limited partnership unit	$2.45	$2.95	$2.43

See Notes to the Consolidated Financial Statements

Consolidated Statements of Partners’ Capital

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (loss)	Capital	Income

Partners’ capital at January 1, 2004	138,274	(11,047)	5,050	132,277

Net income	44,954	917	—	45,871	$45,871
Change in fair value of derivatives	—	—	(11,125)	(11,125)	(11,125)

Comprehensive income					$34,746

Distributions	(32,378)	(661)	—	(33,039)

Partners’ capital at December 31, 2004	150,850	(10,791)	(6,075)	133,984

Net income	54,737	1,204	—	55,941	$55,941
Change in fair value of derivatives	—	—	126	126	126

Comprehensive income					$56,067

Distributions	(54,635)	(1,057)	—	(55,692)

Partners’ capital at December 31, 2005	$150,952	$(10,644)	$(5,949)	$134,359

Net income	45,730	462	—	46,192	$46,192
Change in fair value of derivatives	—	—	(230)	(230)	(230)

Comprehensive income					$45,962

Distributions	(35,887)	(362)	—	(36,249)

Partners’ capital at December 31, 2006	$160,795	$(10,544)	$(6,179)	$144,072

Limited partnership units issued and
outstanding at December 31,	2006	2005	2004

Common Units	18,501,576	18,501,576	18,501,576
Class B Common Units	184,072	184,072	—

Total units outstanding	18,685,648	18,685,648	18,501,576

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2006	2005	2004

Operating Activities
Net income	$46,192	$55,941	$45,871
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation & amortization	14,392	14,302	12,648
Non-cash loss on derivative instruments	344	1,044	—
Gain on sale of property, plant and equipment	(1,277)	—	—
Changes in operating assets and liabilities:
Receivables	(5,588)	(11,009)	15,533
Inventory	4,023	(11,003)	3,635
Accounts payable, accrued liabilities and customer prepayments	20,327	(18,794)	11,584
Other assets and liabilities	5,481	(5,658)	(5,080)

Net cash flows from operating activities	83,894	24,823	84,191

Investing Activities
Capital expenditures	(8,272)	(8,855)	(5,112)
Plant turnaround costs	(11,411)	(1,212)	(7,381)
Changes in demand deposits with affiliate	24,048	10,572	(905)
Proceeds from the sale of property, plant and equipment	2,798	4,991	—

Net cash flows from investing activities	7,163	5,496	(13,398)

Financing Activities
Partnership distributions paid	(36,249)	(55,692)	(33,039)
Repayment of long-term debt and capital lease obligations	(12)	(8,251)	(63)

Net cash flows from financing activities	(36,261)	(63,943)	(33,102)

Net increase (decrease) in cash and cash equivalents	54,796	(33,624)	37,691
Cash and cash equivalents at beginning of year	7,491	41,115	3,424

Cash and cash equivalents at end of year	$62,287	$7,491	$41,115

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$253	$243	$15

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
On September 1, 2005, Terra Nitrogen Corporation (“TNC”), which prior to such time was the general partner of the Partnership, completed a restructuring of its organizational structure and certain contractual relationships (the Restructuring). The purpose of the Restructuring was to further reinforce the structural independence of the Partnership from Terra Industries Inc. (“Terra”).
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
Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interests consist of 18,501,576 Common Units and 184,072 Class B Common Units. Terra and its subsidiaries owned 13,889,014 Common Units and 184,072 Class B Common Units as of December 31, 2006. The balance of Common Units is traded on the New York Stock Exchange under the symbol “TNH”.
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
Demand Deposits with Affiliate—Partnership cash receipts are generally received by Terra Capital, Inc., (“Terra Capital”) the indirect parent of the General Partner. Cash receipts, net of cash payments made by Terra Capital, are transferred to the Partnership from Terra Capital on a weekly basis. As a result of this cash collection and distribution arrangement, Terra Capital is a creditor to the Partnership.

Receivables—Account receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectibility of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions in determination of an allowance amount. As of December 31, 2006 and 2005, the Partnership has determined that an allowance against its receivables was not necessary.
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
Recently Issued Accounting Standards—In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The statement is effective on a prospective basis for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Partnership in the first quarter of fiscal 2008. The Partnership does not expect the adoption of SFAS 157 to have a material impact on its results of operations or financial condition.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of adoption. SAB 108 is effective for the fiscal year ending after November 15, 2006. The Partnership adopted the provisions of SAB 108 on December 31, 2006. The adoption of SAB 108 did not have a material impact on the Partnership’s financial statements.
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
In 2006, the Partnership paid cash distributions in the amount of $36.2 million. In 2005, the Partnership paid cash distributions in the amount of $55.7 million.
The quarterly cash distributions paid to the Unitholders and the General Partner in 2006 and 2005 follow:

	Limited Partner		General Partner
	Total	$ Per	Total
	($000s)	Unit	($000s)

2006
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	17,361	.92	8
Fourth Quarter	18,871	1.00	9

2005
First Quarter	12,026	0.65	245
Second Quarter	10,176	0.55	208
Third Quarter	26,828	1.45	547
Fourth Quarter	5,605	0.30	57
At December 31, 2006, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but no more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
4. Net income per Limited Partnership Unit
Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.

The following table provides a reconciliation between basic and diluted income per unit for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
(in thousands, except per-share amounts)	2006	2005	2004

Basic income per limited Partnership unit computation:
Net income allocable to limited Partners’ interest	$45,730	$54,737	$44,954
Weighted average units outstanding	18,685	18,563	18,502

Net income per limited Partnership unit	$2.45	$2.95	$2.43

On September 1, 2005, 184,072 Class B Common Units were issued to TNC (see Note 1).
There were no dilutive Partnership units outstanding for the year ended December 31, 2006, 2005 and 2004.
5. Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2006	2005

Materials and supplies	$7,925	$7,287
Finished goods	14,784	19,445

Total	$22,709	$26,732

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
Natural gas supplies to meet production requirements at the Partnership’s production facilities are purchased at market prices. Natural gas market prices are volatile and the Partnership effectively hedges a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Partnership’s production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.
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
The following summarizes the position of open natural gas derivative contracts at December 31, 2006 and December 31, 2005:

	Other	Fair Value
	Current	of Derivative	Net
(in thousands)	Assets	Instruments	Asset (Liability)

December 31, 2006	$1,529	$(8,052)	$(6,523)
December 31, 2005	$6,809	$(13,801)	$(6,992)
Certain derivatives outstanding at December 31, 2006 and 2005, which settled during January 2007 and January 2006, respectively, are included in the position of open natural gas derivatives in the table above. The January 2007 derivatives settled for an approximate $2.9 million loss. All open derivatives at December 31, 2006 will settle during the next twelve months.
The Partnership determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $0.3 million to cost of sales for the quarter ending December 31, 2006. At December 31, 2005, the Partnership recorded an ineffective position of $1.0 million as a charge to cost of sales.
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
The activity related to accumulated other comprehensive loss for the twelve-month periods ended December 31, 2006 and 2005 is:

(in thousands)	2006	2005

Beginning accumulated loss	$(5,959)	$(6,075)
Reclassification into earnings	25,455	1,502
Net change associated with current period hedging transactions	(26,675)	(1,376)

Ending accumulated loss	$(6,179)	$(5,949)

Approximately $6.2 million of the accumulated other comprehensive loss at December 31, 2006 will be reclassified into earning during the next year.
At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At December 31, 2006, the Partnership had open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the years ending December 31, 2006, 2005 and 2004, the Partnership recognized losses of $0.6 million, $2.2 million and $7.4 million on these forward derivative instruments.
7. Revolving Bank Credit Facility
On December 21, 2004, the Partnership entered into a $50 million revolving bank credit facility that expires in June 2008 and bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 7.07% at December 31, 2006). On February 2, 2007, the agreement was amended to extend its term until February 2012 (see Note 12). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At December 31, 2006, the Partnership had $50.0 million of borrowing availability as there were no outstanding borrowings or letters of credit under the facility.
8. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31,

(in thousands)	2006	2005

Assets owned:
Land	$1,846	$1,890
Building and improvements	6,562	5,357
Plant and equipment	221,199	208,627
Construction in progress	1,195	10,029

	230,802	225,903
Less accumulated depreciation and amortization	(156,706)	(149,983)

Total	$74,096	$75,920

9. Related Party Transactions
Under the provisions of the TNCLP Agreement of Limited Partnership, TNGP or Terra, TNGP’s parent company, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership. Terra is also reimbursed for the portion of TNGP’s or its affiliates administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the Partnership’s business and are reasonably allocable to the Partnership. Since the Partnership has no distinct employees, some employee benefits, such as health insurance and pension, are allocated between TNCLP and other Terra affiliates based on direct payroll. Management believes such costs would not be materially different if the Partnership were obtaining these benefits on a stand-alone basis. For the years ended December 31, 2006,

2005 and 2004, payroll and payroll-related expenses of $15.5 million, $14.9 million and $19.4 million, respectively, were charged to the Partnership.
Certain services including sales, customer service and distribution are provided by Terra Nitrogen Corporation (TNC), an affiliate of Terra, to the Partnership. The portion of these expenses allocated to the General Partner is charged to the Partnership. Expense allocations are based on revenue. Since it is not practicable to estimate the cost to duplicate the selling support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if the Partnership were obtaining these services on a stand-alone basis. Allocated expenses under this Agreement to the Partnership were $3.1 million, $2.8 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to the General Partner. The portion of these expenses allocated to the General Partner that relate to its activities as General Partner is charged to the Partnership. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Since it is not practicable to estimate the cost to duplicate the general and administrative support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if the Partnership were obtaining these services on a stand-alone basis. Allocated expenses under this agreement charged to the Partnership were $5.3 million, $3.9 million and $6.6 million for the years ended December 2006, 2005 and 2004, respectively.
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
The General Partner has no distinct employees. The prior General Partner’s employees are members of the Terra Industries Inc. Employees’ Retirement Plan (the “Terra Retirement Plan”), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for the prior General Partner’s employees. The General Partner recorded pension costs of $2.2 million, $2.5 million and $2.4 million ($1.6 million, $1.7 million and $1.8 million of which was charged to the Partnership) in 2006, 2005 and 2004, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation.
Terra maintains a qualified savings plan that allows employees to contribute a percentage of their total compensation up to a maximum defined by the plan. Each employee’s contribution, up to a specified maximum, may be matched by the General Partner based on a specified percentage of employee contributions. Employee contributions vest immediately, while the General Partner’s contributions vest over five years. Expenses associated with the General Partner’s contribution to the Terra qualified savings plan charged to the Partnership for the years ended December 31, 2006, 2005 and 2004 were $0.4 million each year. Partnership cash receipts are received by Terra Capital, the indirect parent of the General Partner, and earn interest until the funds can be transferred to Partnership accounts. Cash balances are transferred to the Partnership from Terra Capital on a weekly basis. At December 31, 2006, $2.5 million was deposited with Terra Capital, Inc. At December 31, 2005, $26.5 million was deposited with Terra Capital, Inc.

10. Commitments and Contingencies
The Operating Partnership is committed to various non-cancelable capital and operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

(in thousands)

2007	$15,217
2008	12,433
2009	10,678
2010	9,475
2011	7,619
2012 and thereafter	12,891

Net minimum lease payments	$68,313

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2009, and the Partnership has the option to renew the lease for an additional term of five years.
Rent expense under non-cancelable operating leases amounted to approximately $5.5 million, $5.3 million and $7.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
As of December 31, 2006, the Partnership has commitments of approximately $47.1 million related to firm gas commitments, open purchase orders and contractual pipeline fees. The natural gas commitments are based on a firm amount of natural gas at the December 31, 2006 natural gas price. These natural gas commitments are priced at the beginning of the month of the scheduled activity. The Partnership has the option to receive and use the natural gas in its manufacturing operations or it can sell the committed natural gas at current market prices, which may be different than the price that the Partnership pays for the natural gas.
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
•	Cash and cash equivalents—The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Demand deposits with affiliate—The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Financial instruments—Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at December 31, 2006 and 2005. The unrealized loss on these contracts is disclosed in Note 6.

Concentration of credit risk: The Partnership is subject to credit risk through trade receivables and short-term investments. Although a substantial portion of its debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and its geographic dispersion.

12. Subsequent Event

In the 2007 first quarter, Terra refinanced its bonds that were outstanding at December 31, 2006. As a result of this refinancing, the Partnership’s revolving bank credit facility was amended. The revolving bank credit facility remains unchanged except for the term of the facility. The term of the facility has been amended to extend until February 2012.

13. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter

Total Revenues	$95,457	$119,151	$92,014	$118,475
Gross profit (loss)	(653)	19,046	15,422	19,311
Net income (loss)	(2,437)	17,365	13,721	17,543
Net income (loss) per limited unit	(0.13)	0.92	0.73	0.93

2005

Total Revenues	$105,903	$120,157	$111,739	$117,723
Gross profit (loss)	19,304	31,203	19,352	(6,667)
Net income (loss)	17,206	29,438	17,712	(8,415)
Net income (loss) per limited unit	0.91	1.56	0.94	(0.45)

Report of Independent Registered Public Accounting Firm
To the Partners of
Terra Nitrogen Company, L.P.
We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 12, 2007

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
Management’s Report on Internal Control Over Financial Reporting
The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, the Partnership evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Financial Officer concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2006.
Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.
Changes in Internal Control Over Financial Reporting
There were no changes in the Partnership’s internal controls over financial reporting during the quarterly period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Partners of
Terra Nitrogen Company, L.P.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Terra Nitrogen Company, L.P. (a limited partnership) (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Partnership and our report dated March 12, 2007 expressed an unqualified opinion.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 12, 2007

PART III
Item 10. Directors and Executive Officers of the Registrant
Prior to September 1, 2005, Terra Nitrogen Corporation (“TNC”) was the General Partner of TNCLP. Beginning September 1, 2005, Terra Nitrogen GP Inc. (“TNGP”) became the General Partner of TNCLP. TNGP, in its capacity as General Partner, acts as the manager of TNCLP and the Operating Partnership. Unitholders do not direct or participate in the management or control of either TNCLP or the Operating Partnership. The General Partner does not intend to establish an advisory board or similar body to which the unitholders would be entitled to elect representatives.
The Partnership has no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of TNGP, the General Partner. The sole stockholder of the General Partner elects the directors of the General Partner. All directors hold office until their successors are duly elected and qualified or their earlier resignation or removal. All officers of the General Partner serve at the discretion of the directors.
The board’s independence determination described under the headings Audit Committee and Nominating and Corporate Governance Committee was based on information provided by our directors and discussions among our officers and directors. The nominating and corporate governance committee reviews and designates director-nominees in accordance with the policies and principles of its charter and the Corporate Governance Guidelines.
Directors

Coleman L. Bailey	Mr. Bailey has been a director of TNGP (or its predecessor TNC) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. He currently serves as Chairman of the Board of Mississippi Phosphates Corporation. Age 56.

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 53.

Michael A. Jackson	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He was the President and Chief Executive Officer of Agri Business Group, Inc. from 1979 through October 31, 2005; and has been the President and Chief Executive Officer of ABG, Inc., an Adayana company from November 1, 2005 to the present. Age 52.

Dennis B. Longmire	Dr. Longmire has been a director of TNGP (or its predecessor TNC) since April 1997. He has been Chief Executive Officer of McCauley Bros., Inc. since September 1999. Age 62.

Francis G. Meyer	Mr. Meyer has been Vice President of TNGP (or its predecessor TNC) since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 54.

Theodore D. Sands	Mr. Sands has been a director of TNGP (or its predecessor TNC) since July 2000. He has been the President of HAAS Capital, LLC since February 1999. Age 61.
Several directors are also on the boards of directors of other companies subject to the reporting requirements of the U.S. federal securities laws. Mr. Bailey is a director and Chairman of the Board of Mississippi Phosphates Corporation; Mr. Bennett is a director of Terra Industries Inc. and Alliant Energy; Dr. Longmire is a director of McCauley Bros., Inc.; and Mr. Sands is a director of Arch Coal Inc.
Principal Operating Executive Officers

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, President and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 53.

Joseph D. Giesler	Mr. Giesler has been Vice President of TNGP since April 2006. He has been Senior Vice President, Commercial Operations of Terra since December 2004; Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; and Director of Marketing for Terra from June 2000 to August 2001. Age 48.

Daniel D. Greenwell	Mr. Greenwell has been Vice President and Chief Accounting Officer of TNGP since April 2006. He has been Vice President, Controller of Terra since April 2005; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer for Zoltek Companies Inc. from 1996 to 2002. Age 44.

John W. Huey	Mr. Huey has been Vice President, General Counsel and Corporate Secretary of TNGP since October 2006. He was an attorney with Shughart, Thomson & Kilroy from 2005 to September 2006 and an attorney with Butler Manufacturing Company from 1978-2004, serving most recently as Vice President and General Counsel from 1998 to 2004. Age 59.

Francis G. Meyer	Mr. Meyer has been Vice President of TNGP (or its predecessor TNC) since December 1994 and a director since March 1995. He has been Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 54.

Richard S. Sanders Jr.	Mr. Sanders has been Vice President, Manufacturing of TNGP (or its predecessor TNC) since October 2003. He has been Vice President, Manufacturing of Terra since July 2003 and Plant Manager, Verdigris facility from 1995 to 2003. Age 49.
None of the executive officers or directors of TNGP is related by blood, marriage or adoption to any other executive officer or director of TNGP.

Meetings of the Board
The board of directors held four regular meetings in 2006. Each director attended at least 75 percent of the total meetings of the board and board committees of which he was a member.
Audit Committee
In 2006, the Audit Committee of the Board of Directors of TNGP met five times and is currently composed of Messrs. Longmire (Chairman), Sands and Jackson. Each audit committee member is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of TNGP, the Partnership and the Operating Partnership. The Board of Directors has further determined that Mr. Longmire meets the requirements to be named “audit committee financial expert” as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Audit Committee Charter was adopted by TNC’s board of directors on January 23, 2004 and by the General Partner’s board of directors on September 1, 2005 pursuant to the Restructuring and is reviewed annually by the Audit Committee. A copy of the charter has been posted on Terra’s website at www.terraindustries.com, and is available in print to unitholders upon request. All such requests should be made in accordance with directions contained in the Investor Relations section of this Report.
Nominating and Corporate Governance Committee
In 2006, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met one time and is currently composed of Messrs. Sands (Chairman), Longmire and Jackson. Each of these committee members is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Nominating and Corporate Governance Committee Charter was adopted by the TNC Board on January 23, 2004, and by the General Partner’s board of directors on September 1, 2005 pursuant to the Restructuring and is reviewed annually by the Nominating and Corporate Governance Committee. A copy has been posted on Terra’s website at www.terraindustries.com and is available in print to unitholders upon request as described in the Investor Relations section of this Report.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than ten percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP’s executive officers and directors, all of the Partnership’s officers, directors and greater than ten percent beneficial owners made all required filings during and with respect to 2006 in a timely manner.
Corporate Governance Matters
TNGP has established Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which meet the requirements of the NYSE and are reviewed annually by the board. A copy of each has been posted on Terra’s website at www.terraindustries.com. A copy of each is also available in print upon request by following the directions contained in the Investor Relations section of this Report.
During 2006, in accordance with the Corporate Governance Guidelines, non-management directors met at regularly scheduled executive sessions of the board without management and the independent directors met in executive session. The executive sessions are held at board meetings and the non-management directors choose one of the non-management directors to lead the discussion and preside at each such meeting.
Communication
Interested parties who wish to report questionable business practices may do so by calling Terra’s toll free, anonymous hotline at 1-866-551-8010 (in the U.S. and Canada) or at 011-44-866-551-8010 (in the U.K.). Interested parties who wish to communicate a message to the board, the non-management directors, or any committee may do so by contacting Dr. Dennis B. Longmire, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 600 Fourth Street, Sioux City, IA 51101. Such communications can also be made by calling (712) 277-1340 or by e-mail at boardethics@terraindustries.com.
Item 11. Executive Compensation
TNCLP and the Operating Partnership have no executive officers or employees. The following Compensation Discussion and Analysis, and related tables and narrative contain certain information concerning the combined compensation of the named executive officers of TNGP, including compensation from Terra. A portion of the compensation and other benefits disclosed herein is allocated to the Partnership. See the discussion under the heading Related Party Transactions in the Notes to the Consolidated Financial Statements contained herein as well as the discussion that follows under the heading Allocation of Costs to TNCLP. These executive officers are those in office as of December 31, 2006, or otherwise qualify under applicable rules for disclosure, and are collectively referred to below as the “named executive officers.”
Compensation Discussion and Analysis
I. Background
TNCLP has no executive officers or employees. This Compensation Discussion and Analysis and the following tables set forth certain information concerning the combined compensation of executive officers of TNGP (collectively referred to as the “named executive officers”), including compensation from Terra (a portion of which is allocated to the TNCLP, as further described below).
TNCLP is a major U.S. producer of nitrogen fertilizer products. TNCLP’s nitrogen manufacturing facility is located in Verdigris, Oklahoma. This manufacturing plant converts natural gas, air and water into two types of nitrogen fertilizers: ammonia and urea ammonium nitrate solutions. TNCLP also operates terminals in Blair, Nebraska and Pekin, Illinois.
Terra is a producer and marketer of nitrogen products for agricultural and industrial markets. As such, Terra’s operating results are affected by the volatile nature of the nitrogen products industry. During recent years, there has been substantial consolidation among North American industry participants as various companies have been acquired, filed for bankruptcy or closed facilities. Meanwhile, global capacity has increased as new facilities have been built outside North America in regions with advantaged gas supplies. For additional details regarding the cyclical nature of the nitrogen products industry and Terra’s performance in light of these conditions, see the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Terra’s 2006 Annual Report.

Terra expects these industry trends to continue and has designed its executive compensation program to reflect these fundamental factors. In this regard, in 2005, the Compensation Committee of Terra’s Board of Directors initiated a thorough review of its executive compensation program with a goal of attracting, retaining and rewarding talented executives and encouraging them to contribute to Terra’s success even in times of uncertainty.
Terra’s Compensation Committee engaged Towers Perrin to provide data about compensation practices at comparable companies and to assist the Compensation Committee in designing an effective compensation program for Terra’s executive officers that would provide an appropriate combination of guaranteed and performance-based compensation in light of Terra’s volatile business environment.
II. Philosophy of Executive Compensation
The primary objectives of Terra’s Compensation Committee in designing Terra’s current executive compensation program are to (i) provide competitive incentive rewards for the achievement of specific annual goals by Terra; (ii) minimize fixed costs during cyclical downturns; and (iii) provide incentives to manage Terra’s North American asset base as well as new investments to earn returns in excess of its cost of capital over the long term.
The compensation program is comprised of three primary components: base salary, annual cash incentive awards and long-term incentive awards. On a total compensation basis, the combination of base salaries, annual cash incentive awards and long-term incentives is intended to provide the named executive officers with above-average compensation for above-average individual and company performance and below-average compensation for below-average performance. The principal performance objective for measuring above-average company performance is generating returns on capital that meet or exceed Terra’s cost of capital. This approach is intended to encourage and reward strong performance and the creation of stockholder value.
Further, as the long-term incentive awards are paid in restricted shares of Terra’s common stock and Terra performance shares, the program provides the named executive officers with an appropriate level of overall ownership interest in Terra and further aligns their interests with those of Terra’s stockholders.
As a result of a review of the compensation programs in 2005, Terra’s Compensation Committee adopted the following philosophy of compensation with respect to each of the three elements of its executive compensation program:

Base Salary:	Although base salaries should be competitive in the industry, they should be targeted at the low end of the spectrum in order to limit fixed cash costs during cyclical downturns.

Annual Incentives:	Annual incentives should be paid in cash and should provide the opportunity during periods of average and cyclically robust performance for management to earn competitive total cash compensation through a combination of salary and annual incentive payments.

Long-Term Incentives:	Long-term incentives should be paid in restricted shares and performance shares in order to align the interests of the named executive officers with those of Terra’s stockholders. While a portion could be subject to time-based vesting in order to promote retention, for the most senior officers, a significant portion should be performance share grants that would not vest unless Terra met specified performance goals and would vest at above-target levels in the case of Terra’s superior performance. In particular, the vesting criteria for the performance share grants should have significant upside potential tied to the ability of senior officers to successfully manage Terra’s existing asset base and invest in new assets to generate returns in excess of capital.
At its July, 2005 meeting, based on the philosophy outlined above, Terra’s Compensation Committee recommended and its Board of Directors approved Terra’s 2006 executive compensation program, which remains in effect. In implementing the compensation program for 2006, Terra’s Compensation Committee reviewed studies conducted by Towers Perrin which compared Terra’s compensation to that of companies that are similar to Terra in revenue, market capitalization or industry profile. For 2006, the survey comparison group, which included approximately 400 companies, was a combination of “general industry” and “chemical industry” companies. The comparison group was adjusted to focus on companies with revenue similar to Terra’s.
III. 2006 Executive Compensation Program
Terra’s Compensation Committee developed a 2006 executive compensation program which provided for the following:
A. Base Salaries
For 2006, the named executive officers received base salaries at approximately the 25th percentile of the comparison group of companies. Terra’s Compensation Committee determined that base salaries should be targeted around that level in order to control ongoing costs in light of the volatile nature of the nitrogen products industry. The Compensation Committee also took into account internal equity considerations when setting base salary levels. The Summary Compensation Table below details the annual base salaries paid in 2006 to each of the named executive officers. Base salary increases for the named executive officers were implemented in 2006 in order to allow base salary levels to remain around the 25th percentile of companies in the comparison group.
B. Annual Incentive Compensation
Terra’s annual incentive program for officers and key employees provides for cash incentive awards to be paid from an overall pool of available funds. In 2006, each participant in Terra’s annual incentive program had the opportunity to earn a target annual incentive award ranging from 15% to 60% of the participant’s base salary, with the exception of Mr. Bennett, whose target was 115% of base salary. The narrative following the Summary Compensation Table and Grant of Plan-Based Awards Table on page 57 sets forth the 2006 target award amount for each of the named executive officers. The aggregate amount of the incentive pool was targeted at $2.4 million, which is the sum of the target annual incentive awards for each participant in the program. Of the total target incentive pool, approximately $1.2 million was attributable to the aggregate target annual incentive awards for the named executive officers. The actual size of the incentive pool was based on Terra’s performance and, in general, the pool would have been funded only if Terra met certain performance thresholds based on net income. However, Terra’s Board of Directors retains the discretion to make funds available for annual incentive awards to reward exceptional individual performance even if threshold performance measures are not met.
During the first quarter of 2006, Terra’s Compensation Committee approved the 2006 target annual incentive awards for each of the named executive officers and the performance goals that would determine the level of funding of the incentive pool based on a review of the 2006 budget and the income required to generate an acceptable return on capital, with the objective of providing the named executive officers with the opportunity to earn a level of payout under the 2006 incentive program that would allow total target cash compensation to be at approximately the 50th percentile for the comparison group of companies, should the performance goals be met.

For 2006, Terra was required to achieve a threshold level of at least $30 million in net income in order for the incentive pool to be funded. An amount equal to 50% of the target incentive pool would have been funded if Terra had achieved $30 million in net income, plus an additional 1% of the target amount would have been funded for each additional $0.5 million in net income, up to a maximum amount equal to 200% of the target amount. Under this formula, if Terra had achieved $55 million in net income, the incentive pool would have been funded at 100% of the target amount, and at $105 million in net income, the incentive pool would have been funded at the maximum level of 200% of the target amount. Terra’s Compensation Committee determined that $55 million in net income was an appropriate target for 100% funding of the incentive pool given Terra’s profit plan and invested capital at the beginning of the year.
The calculation of net income for purposes of this program may exclude one-time effects of major capital decisions and other unusual items, such as gains/losses on early retirement of debt, gains/losses on sales of significant assets, impairment losses and revisions to income tax reserves, as well as other items at the discretion of Terra’s Compensation Committee. For 2006, there were no exceptional exclusions from the calculation of net income.
Individual performance rating is also factored into each participant’s final annual incentive award, which may be greater or less than the portion of the incentive pool that would otherwise have been allocated to the participant based on the participant’s target annual incentive award. At the end of each year, Mr. Bennett determines for each participant other than himself the extent to which such participant’s individual goals have been achieved. Terra’s Board of Directors evaluates Mr. Bennett’s performance at the end of each year and determines the extent to which he has met his performance goals. Based on this review, each participant is assigned a level of individual achievement that will then determine the extent to which that individual becomes entitled to payment of a portion of the incentive pool.
In 2006, Terra’s net income was $4.2 million, and therefore, the incentive pool was not funded. Accordingly, none of the named executive officers received an annual incentive award for 2006. In the case of the named executive officers, this result is reflected in the Summary Compensation Table at page 54 below.
C. Long-Term Incentives
In 2002, Terra’s stockholders authorized 3.5 million shares of Terra’s common stock for issuance under the Terra Industries Inc. Stock Incentive Plan of 2002, which we refer to as the 2002 Plan. The 2002 Plan allows Terra to grant stock options, stock appreciation rights (SARs), restricted shares, performance shares, phantom shares, performance units, and cash awards. Terra’s Compensation Committee has discretion to choose any combination of awards that it considers to be most effective.
In accordance with the philosophy of tying long-term incentive awards to Terra’s performance, Terra’s Compensation Committee has designed its long-term incentive program to accomplish the following objectives: (1) reward achievement of return on capital employed targets on a cumulative basis over a three-year period; (2) provide more substantial incentives for achieving returns above the cost of capital; and (3) assist with attraction and retention of executives. Together with base salary and annual cash incentive awards, long-term incentive awards are intended to provide the opportunity for the named executive officers to achieve total compensation at approximately the 50th percentile if target levels of the performance are met.
2006 Long-Term Incentive Grants
Each year, Terra’s Compensation Committee sets an annual target award for each executive officer who participates in the long-term incentive plan. For 2006, in the case of executive officers other than Mr. Bennett, target grants ranged from 100% to 140% of annual base salary. Mr. Bennett’s target grant was set at 300% of his annual base salary. Terra’s Compensation Committee determined that these target levels were appropriate for 2006 based on market data with respect to the comparison group of companies and the objective of setting total compensation to allow the named executive officers to achieve total compensation at approximately the 50th percentile if target levels of performance are met. The value of the target long-term incentive awards for 2006 for each of the named executive officers is set forth in the narrative following the Summary Compensation Table on page 54.
Terra’s Compensation Committee determined that in the case of named executive officers other than Mr. Bennett, 50% of the value of the 2006 long-term incentive grant should be subject to time-based vesting criteria to ensure executive retention during a period of financial downturn, while the remaining 50% should be performance share grants linked to the financial performance of Terra. Mr. Kalafut only received the performance share portion of his grant for 2006, because at the time restricted shares were granted, his retirement was already anticipated. Terra’s Compensation Committee determined that the majority of the value of Mr. Bennett’s grant should be subject to performance-based vesting criteria in order to reflect that Mr. Bennett has additional responsibilities and a greater ability to influence Terra’s performance, and therefore, his award should have more upside and downside potential than the awards granted to Terra’s other named executive officers. As such, Mr. Bennett received one-third of his grant in restricted shares and two-thirds in performance share grants.
The performance share grants for 2006 were approved by Terra’s Compensation Committee on February 14, 2006 and were made on February 17, 2006, and the restricted share grants for 2006 were approved by Terra’s Compensation Committee on July 25, 2006 and were made August 1, 2006. In all cases, the number of shares of Terra’s common stock subject to the grant was calculated by dividing the target dollar value of the award by the average of Terra’s closing stock price during the twenty trading days prior to the date that the awards were approved by Terra’s Compensation Committee. The average stock price was rounded to the nearest fifty cents, and the target number of shares was rounded to the nearest 100 shares, except that in the case of awards granted to Mr. Bennett, the target number of shares was rounded to the nearest 1,000 shares.
In accordance with applicable disclosure rules, the Summary Compensation Table reflects the amounts recognized by Terra as an accounting expense for 2006 in connection with restricted shares and performance share awards granted in 2006 and in prior years. These values were not, however, considered by Terra or Terra’s Compensation Committee when determining the long-term incentive award grants for 2006. Instead, Terra’s Compensation Committee considered the fair market value of the shares on the grant date of these awards and, in the case of performance share awards, the value of potential payouts based on achievement of the performance targets described below. The full grant date fair market values are set forth in the Grants of Plan-Based Awards Table on page 56.
The restricted shares are subject to cliff vesting with 100% of the award vesting on the third anniversary of the grant date, assuming that the participant is still employed by Terra. Except in the case of death, total disability or other special circumstances identified by Terra’s Compensation Committee, the restricted shares will be forfeited if employment terminates for any reason prior to vesting, except that vesting will accelerate in full in the event of a change in control of Terra. In the event of termination of employment due to death, the vesting of restricted shares will accelerate in full. In the event of termination due to total disability, restricted shares will continue to vest following termination.
Performance share grants are also subject to 100% cliff vesting on the third anniversary of the grant date, based on achievement of performance goals and assuming that the participant is still employed by Terra. Upon vesting of a performance share grant, the holder will be entitled to receive a number of shares ranging from 0% to 200% of the target number of shares subject to the award, based on achievement of performance goals.

For purposes of the 2006 performance share grants, the number of shares that will be paid will depend on Terra’s annualized average return on capital employed (ROCE) over the three-year performance period. ROCE is defined as average annual income from operations reduced by 35% for normal income tax expense divided by average capital employed. Average capital employed means common and preferred stockholders’ equity plus short and long-term debt, deferred income taxes and minority interest, less cash. Terra uses ROCE as its performance metric because ROCE is a critical indicator of good operating and investment decisions by management, is an important measurement for judging success of Terra’s strategic initiatives, and is a critical metric for investors.
The performance share grant payouts for the 2006 grant cycle (with a performance period ending in 2008) will be determined based on the following measures:
•	If Terra’s annualized average ROCE for the period is less than 4%, no shares will be delivered.

•	If Terra’s annualized average ROCE for the period is between 4% and 9%, 1% of the target number of shares will be paid for each 0.05% by which annualized average ROCE exceeds 4%. Thus, if annualized average ROCE is equal to 9%, 100% of the target number of shares will be delivered.

•	If Terra’s annualized average ROCE for the period exceeds 9%, an additional 1% of the target number of shares will be paid for each 0.025% by which annualized average ROCE exceeds 9%, up to a maximum of 200% of the target number of shares.
These ROCE performance targets were determined based on calculations of Terra’s historic ROCE, as well as projected ROCE, and Terra’s goals for future performance. Actual ROCE was approximately 7.3% for 2005 and 4.9% for 2006.
The calculation of income from operations for purposes of this program may exclude one-time effects of major capital decisions and other unusual items, such as gains/losses on sales of significant assets and impairment losses, as well as other items at the discretion of Terra’s Compensation Committee. For 2005 and 2006, there were no exceptional exclusions.
Except in the case of death, total disability or other special circumstances identified by Terra’s Compensation Committee, the performance share grants will be forfeited if employment terminates for any reason prior to vesting, except that in the event of a change in control of Terra, vesting of the performance share awards will immediately accelerate and the holder will be entitled to the greater of the target number of shares subject to the award and a number based on Terra’s actual performance prior to the change in control. In the event of termination of employment due to death, the holder will become entitled to a number of performance shares based on Terra’s actual performance prior to death. In the event of termination of employment due to total disability, performance shares will continue to vest following termination based on achievement of performance goals.
Pre-2006 Long-Term Incentive Grants
Time-based restricted shares granted in 2003 became vested in 2006. Time-based restricted shares granted in 2004 and 2005 remained unvested in 2006. Restricted shares granted in 2004 will vest in 2007, and restricted shares granted in 2005 will vest in 2008. Terra utilized performance share grants for the first time in 2005. These grants, which were made on July 29, 2005, are subject to a three-year performance period beginning on January 1, 2005. The vesting date for these grants is December 31, 2007. At December 31, 2006, the annualized average ROCE for the 2005-2007 performance period was 5.9%. If it remains at that level until December 31, 2007, payment under the performance shares grants would be made at 39% of the target number of shares subject to the grants.

Proposed Terra Industries Inc. 2007 Omnibus Incentive Compensation Plan
In order for Terra to have sufficient shares of its common stock to make future long-term incentive awards, Terra’s Board of Directors has adopted, subject to the approval of Terra’s stockholders, the Terra Industries Inc. 2007 Omnibus Incentive Compensation Plan, which we refer to as the 2007 Plan. Like the 2002 Plan, if adopted, the 2007 Plan would provide for the grant of awards with respect to 3.5 million shares of Terra’s common stock in the form of stock options, SARs, restricted shares, performance shares, phantom shares, performance units, and cash awards.
D. Severance
Employment Severance Agreements
In order to promote additional stability and ensure retention at the senior executive level, on October 5, 2006, Terra entered into employment severance agreements with each of the named executive officers. The executive officers were previously parties to executive retention agreements with Terra, which provided for severance and other benefits in the event of a termination of employment following a change in control of Terra. The new employment severance agreements supersede and replace the executive retention agreements and provide for severance and other benefits in the event of a qualifying termination of employment under circumstances that are both related to and unrelated to a change in control. The decision of Terra’s Compensation Committee and Terra’s Board of Directors to enter into new employment severance agreements was based in part on their desire to establish uniform severance arrangements for officers that leave Terra and provide change in control protections that reflect current market practices.
In entering into the agreements, Terra recognized the importance of providing the executive officers with reasonable protection against the risks of termination of employment in both the change in control and non-change in control contexts. Terra’s Compensation Committee further recognized that in the event of a potential change in control of Terra, there could be a substantial delay between the announcement and the closing of the transaction, during which time it would be essential for senior executives to remain focused and avoid the distractions that often result from the uncertainty of a potential change in control. Accordingly, Terra’s Compensation Committee determined that the executive officers should be entitled to an enhanced severance benefit if employment were terminated during the two-year period following a change in control.
Terra’s Compensation Committee determined payout levels under the employment severance agreements based on information that Towers Perrin provided regarding current market practices relating to executive severance. All employment severance agreements with the named executive officers are identical except that Mr. Bennett’s agreement provides for an initial term of five years rather than three, and the approval of three-quarters of Terra’s Board of Directors is required in order to terminate Mr. Bennett for “cause”. Terra’s Compensation Committee considered these distinctions appropriate in order to reflect Mr. Bennett’s unique role within Terra. For a description of the material terms of the agreements with each of the named executive officers, see the narrative following the Summary Compensation Table beginning on page 54. For a description and quantification of the payments and benefits that may be provided to the named executive officers under the agreements, see “Other Post-Employment Benefits” beginning on page 67.
No payments pursuant to the employment severance agreements (other than gross-up payments in respect of taxes that are triggered by Section 280G of the Internal Revenue Code) will be made unless the employment of the covered executive has been terminated without “cause” or for “good reason” and the executive has signed a release of claims in favor of Terra and its affiliates. Prior to a change in control, the events that could give rise to “good reason” are very limited in order to preserve Terra’s flexibility to make changes to its business. Following a change in control, the definition of “good reason” is much broader in order to provide the executive officers with additional certainty and protection.
Named Executive Officer Retired During 2006
On October 6, 2006, Mr. Kalafut, who was Vice President, General Counsel and Corporate Secretary of Terra, retired from Terra. For purposes of his employment severance agreement, Mr. Kalafut’s retirement was treated as a termination without “cause” and therefore, Mr. Kalafut became entitled to severance and other separation benefits pursuant to his employment severance agreement, including a lump-sum cash payment equal 1.5 times the sum of his annual base salary at termination and his target annual incentive award for 2006 (which amount will be paid on the six-month anniversary of his termination) and continued health and welfare benefits for a period of two years following termination. In addition, Mr. Kalafut agreed to amend his employment severance agreement to provide that, in order to ensure a smooth transition to Terra’s new General Counsel, he would provide up to 50 days of consulting services to Terra during the one-year period following termination. In consideration for agreeing to provide these services, Mr. Kalafut became entitled to an amount equal to one-half of his annual base salary at the time of termination, in addition to the payments and other benefits provided for in his employment severance agreement.
E. Defined Benefit Pension Plans
Terra maintains the Terra Industries Inc. Employees’ Retirement Plan, which is a tax-qualified defined benefit pension plan maintained for the benefit of all U.S. employees hired before July 1, 2003, including each of the named executive officers, other than Mr. Greenwell, who was hired after that date. Benefits under the plan are based on an employee’s pay during the highest 60 consecutive months of pensionable service.
On January 1, 1992, Terra adopted a nonqualified excess benefit pension plan, which we refer to as the SERP. The Compensation Committee and the Board established the SERP so that certain management and highly compensated employees would not be ineligible for the benefits that would have been provided to them under Terra’s tax-qualified defined benefit pension plan but for the limits imposed by the Internal Revenue Code and the Employee Retirement Income Security Act. The SERP is an unfunded plan. Participants in the SERP have the status of unsecured creditors of Terra. As of December 31, 2006, the only named executive officers who had accrued benefits under the SERP were Messrs. Bennett, Meyer, Giesler and Sanders.
On January 1, 1992, Terra adopted a nonqualified excess benefit pension plan, which we refer to as the SERP. The Compensation Committee and the Board established the SERP so that certain management and highly compensated employees would not be ineligible for the benefits that would have been provided to them under Terra’s tax-qualified defined benefit pension plan but for the limits imposed by the Internal Revenue Code and the Employee Retirement Income Security Act. The SERP is an unfounded plan. Participants in the SERP have the status of unsecured creditors of Terra. As of December 31, 2006, the only named executive officers who had accured benefits under the SERP were Messrs. Bennett, Meyer, Giesler and Sanders.
For a description of the benefits accrued by each of the named executive officers under Terra’s defined benefit pension plans as of December 31, 2006, see the Pension Benefits table on page 64.
F. Defined Contribution Plans
Terra maintains a 401(k) plan, which is a tax-qualified defined contribution plan maintained for the benefit of all of its U.S. employees, including the named executive officers. The 401(k) plan permits employees to contribute a portion of their pay to the plan on a pre-tax basis. Terra also provides for an employer matching contribution as well as a direct employer contribution in the case of employees who are not eligible to participate in the Terra Industries Inc. Employees’ Retirement Plan. The amount of Terra’s 2006 contribution to the 401(k) on behalf of each of the named executive officers is set forth in the explanation of the All Other Compensation column of the Summary Compensation Table.
Terra established a nonqualified Supplemental Deferred Compensation Plan on December 20, 1993. Due to the substantial restrictions imposed by Section 409A of the Internal Revenue Code, which was adopted pursuant to the American Jobs Creation Act of 2004, on December 31, 2004, Terra froze the plan with respect to future deferrals. In general, the plan allowed participants to defer certain portions of annual base salary and annual cash incentive awards and to determine how to invest amounts deferred pursuant to the plan. The plan is unfunded. Participants in the plan have the status of unsecured creditors of Terra. As of December 31, 2006, the only named executive officers with an outstanding balance in the plan were Messrs. Giesler and Sanders.
G. Employee Welfare and Fringe Benefit Plans
The named executive officers are eligible to participate in Terra’s welfare and fringe benefit plans on the same basis as all other full-time employees of Terra. These benefits include Terra’s medical, dental and vision plans, life insurance, short-term and long-term disability plans, business travel accident insurance, tuition reimbursement, healthcare spending accounts, and dependent care spending accounts. In addition, due to limitations on the level of base salary covered by Terra’s primary long-term disability policy and in order to provide executive officers with long-term disability coverage equal to 60% of base salary (which is the rate of coverage provided to all U.S. employees), Terra maintains supplemental long-term disability policies.
H. Perquisites
The named executive officers are provided memberships in a local country club of their choice. Any costs associated with this perquisite (including taxes) are covered by Terra. This perquisite is provided in order to allow the executives to entertain business associates of Terra, such as partners in joint ventures, customers and suppliers. The named executive officers are also permitted to use the club amenities for personal and family activities.
IV. Other Matters
A. Stock Ownership/Retention Guidelines
Terra’s Compensation Committee reviewed market data assembled by Towers Perrin to arrive at a recommendation with respect to stock ownership by executive officers of Terra. Effective August 1, 2005, Terra’s Board implemented Share Ownership/Retention Guidelines. The purpose of the guidelines is to encourage the named executive officers to own and retain shares of Terra’s common stock, thereby aligning their interests with those of Terra’s other stockholders. Although these guidelines are not mandatory, executive officers are strongly encouraged to follow them. However, special circumstances may require an executive officer to depart from the guidelines on occasion. Terra’s Board of Directors encourages executive officers to exceed the guidelines over time. In general, the guidelines provide for ownership as a multiple of annual base salary, with higher-level executives expected to maintain stock ownership at a higher multiple of base salary. Current ownership guidelines are as follows:

Chief Executive Officer	4 times annual base salary
Senior Vice Presidents	3 times annual base salary
Vice Presidents	1 times annual base salary
Fifty percent of unvested restricted shares will count toward the ownership guidelines prior to vesting. After satisfying the ownership guidelines described above, the executive officers are asked to hold an additional 50% of any shares of Terra’s common stock awarded to them under Terra’s long-term incentive programs (including restricted shares and performance share grants) for a minimum of 12 months following vesting.

As of December 31, 2006, both Mr. Bennett’s share ownership and Mr. Meyer’s share ownership exceeded seven times their respective annual base salaries. The other named executive officers also exceeded their respective guideline multiples as of December 31, 2006.
B. Indemnity Agreements
Terra’s charter and bylaws provide indemnification for its officers and directors to the maximum extent permitted by law. In general, Terra will pay the costs of legal defense, settlements or judgments on behalf of the officer or director relating to actions taken in the course of employment or service with Terra, as long as conduct meets applicable standards. Effective July 27, 2006, Terra entered into Indemnity Agreements with the executive officers and directors, including the named executive officers. The agreements provide the maximum indemnity available under Maryland General Corporate Law, which is substantially the same as that provided under Terra’s charter and bylaws, and provide for certain procedural requirements in order to obtain indemnification, the timing of required determinations, indemnification payments, advancement of expenses, and the rights of officers and directors in the event Terra fails to provide indemnification or to advance expenses.
C. Role of Executive Officers in Determining Compensation
Named executive officers who are directly involved in Terra’s executive compensation program include Mr. Bennett and Mr. Ewing, who is Vice President, Investor Relations and Human Resources of Terra. Mr. Bennett is excluded from discussions and decisions regarding his own compensation. Mr. Ewing manages the administrative aspects of Terra’s relationship with its compensation consultant, as well as the calculation and presentation to Terra’s Compensation Committee of proposed executive annual salaries, annual cash incentive awards, and long-term incentive awards. Mr. Ewing corresponds frequently both telephonically and via email with Mr. Fraser, the Chairman of Terra’s Compensation Committee. Mr. Ewing also communicates frequently with Mr. Bennett in all matters relating to executive compensation, other than those matters that relate to Mr. Bennett’s own compensation. Mr. Ewing also occasionally relies on Mr. Meyer, Terra’s Senior Vice President and Chief Financial Officer, to calculate and review Terra’s net income and return on capital employed (ROCE), which are the relevant performance measures under Terra’s annual incentive program and Terra’s long-term incentive program, respectively. Mr. Huey, Vice President, General Counsel and Corporate Secretary of Terra, is engaged with respect to legal and Securities and Exchange Commission (SEC) issues relating to executive compensation, including reporting and disclosure issues.
Pursuant to its charter, Terra’s Compensation Committee is required to meet at least twice annually but will meet more frequently to the extent necessary. In 2006, Terra’s Compensation Committee met twice. Generally, executive officers who attend the meetings are Mr. Bennett, Mr. Ewing, and Mr. Huey, who acts as secretary of the meeting. After an update and general overview, Mr. Bennett and Mr. Ewing present the recommendations for any changes to compensation of the named executive officers, except that no recommendations are made with respect to Mr. Bennett. Final decisions are made by Terra’s Compensation Committee in executive session, excluding all members of management. Decisions regarding Mr. Bennett are then communicated by Messrs. Slack and Fraser to Mr. Bennett and subsequently to Mr. Ewing. Mr. Ewing is responsible for implementing all approved changes. Decisions regarding the other executive officers are communicated by Mr. Bennett to Mr. Ewing.
D. Allocation of Costs to TNCLP
Under the provisions of the TNCLP Agreement of Limited Partnership, TNGP or Terra, TNGP’s parent company, is paid for all direct and indirect expenses or payments it makes on behalf of the TNCLP. Terra is also reimbursed for the portion of TNGP’s or its affiliates administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of the TNCLP business and are reasonably allocable to it. Certain management and other services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to TNGP. The portion of these expenses allocated to TNGP that relate to its activities as General Partner is charged to the TNCLP. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values.

Compensation Committee Report
TNCLP has no directors or executive officers and the Board of Directors of the General Partner serves as TNCLP’s governing body. TNGP does not have a compensation committee, therefore its full Board of Directors reviewed and discussed the Compensation Discussion and Analysis with TNGP’s management. Based on such review and discussions, it recommended that the Compensation Discussion and Analysis be included in TNCLP’s Annual Report on Form 10-K.
Respectfully submitted,
Michael L. Bennett, Chairman
Coleman L. Bailey
Michael A. Jackson
Dennis B. Longmire
Francis G. Meyer
Theodore D. Sands

SUMMARY COMPENSATION TABLE
TNCLP has no executive officers. The following table summarizes the compensation of the executive officers of TNGP for the fiscal year ended December 31, 2006, collectively referred to as the “named executive officers”. The named executive officers are TNGP’s Principal Executive Officer, Principal Financial Officer and three other most highly compensated executive officers ranked by their total compensation in the table below. In addition, one additional officer whose employment ended in 2006 is included because his compensation for 2006 exceeded that of other named executive officers.

							Change in
							Pension Value
						Non-	& Non-
						Equity	qualified
				Stock	Option	Incentive	Deferred	All Other
Name & Principal		Salary	Bonus	Awards	Awards	Plan	Compensation	Compensation
Position	Year	($)(1)	($)	($)(2)	($)(2)	Compensation ($)(3)	Earnings ($)(4)	($)(5)	Total ($)
M. Bennett, President & Chairman of the Board	2006	$492,308	$—	$1,147,153	$—	$—	$80,572	$22,421	$1,742,453

F. Meyer, VP & CFO	2006	$332,615	$—	$432,857	$—	$—	$34,424	$26,733	$826,630

J. Giesler, VP	2006	$222,615	$—	$295,988	$—	$—	$31,718	$24,248	$574,570

D. Greenwell, VP Chief Accounting Officer	2006	$230,923	$—	$134,074	$—	$—	$—	$22,923	$387,920

R. Sanders, VP Manufacturing	2006	$197,692	$—	$233,094	$—	$—	$20,077	$23,540	$474,403

M. Kalafut, Former VP, General Counsel & Corporate Secretary	2006	$170,654	$—	$148,844	$—	$—	$17,382	$676,637	$1,013,517

(1)	Salary for Mr. Kalafut is amount paid through retirement date.

(2)	Represents the compensation costs of equity grants for financial reporting purposes for the year under FAS 123R, rather than an amount paid to or realized by the named executive officer. See Terra’s Annual Report on Form 10-K for the assumptions made in determining FAS 123R values. The FAS 123R value as of the grant date for equity grants is spread over the number of months of service required for the grant to become non-forfeitable. For additional information about stock-based grants made in 2006, see the Grants of Plan-Based Awards table and accompanying footnotes and narrative.

(3)	No annual incentives were earned for 2006 as performance did not meet or exceed threshold performance levels under the annual incentive plan. The only non-equity based incentive plan Terra uses for its executive officers is the annual incentive plan.

(4)	In the case of each of our named executive officers other than Mr. Greenwell, amounts shown are solely an estimate of the increase for 2006 in the actuarial present value of the named executive officer’s age 65 accrued benefit under the Terra Industries Inc. Employees’ Retirement Plan (“Retirement Plan”) and, in the case of Messrs. Bennett, Meyer, Giesler and Sanders, under the Terra Industries Inc. Excess Benefit Plan (“SERP”). No amount is payable under these plans before a participant attains age 55. Assumptions used to calculate the actuarial present value of the accrued benefits of the named executive officers are further described under Pension Benefits Table Narrative on page 64. The Change in Pension Value & Non-qualified Deferred Compensation Earnings column also reports the amount of the above market earnings on compensation that is deferred outside of tax-qualified plans. No amount is reported because above market rates are not permitted under the Supplemental Deferred Compensation Plan.

(5)	See “All Other Compensation” disclosure for details.

ALL OTHER COMPENSATION TABLE
The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

			Registrant
			Contributions to
	Perquisites & Other	Payments / Accruals	Defined		Tax
	Personal	on Termination	Contribution	Insurance	Reimbursements
Name	Benefits(1)	Plans(2)	Plans(3)	Premiums(4)	(5)	Total

M. Bennett, President & Chairman of the Board	$5,377	$—	$11,746	$1,221	$4,077	$22,421

F. Meyer, VP & Chief Financial Officer	$5,557	$—	$16,442	$780	$3,954	$26,733

J. Giesler, VP	$5,404	$—	$15,142	$311	$3,391	$24,248

D. Greenwell, VP & Chief Accounting Officer	$4,494	$—	$16,348	$217	$1,864	$1,864

R. Sanders, Jr. VP Manufacturing	$6,468	$—	$13,191	$266	$3,615	$23,540

M. Kalafut, Former VP, General Counsel & Corporate Secretary	$4,620	$654,423	$13,619	$371	$3,604	$676,637

(1)	Amounts include only country club dues for each executive.

(2)	In accordance with the amended employment severance agreement with Mr. Kalafut, Terra will make a lump-sum cash severance payment to Mr. Kalafut on April 6, 2007, six months after his retirement. The agreement calls for 1.5 times his annual salary plus 1.5 times his target bonus (target was 50% of annual salary) plus one half of his annual salary in consideration for his agreement to provide consulting services. The cited amount includes 12% of his annualized base salary for outplacement counseling ($26,160), and the estimated present value of two years of health and dental continuation ($28,763).

(3)	Includes employer contributions to each executive’s 401(k) account.

(4)	Includes group life insurance premiums for coverage in excess of $50,000.

(5)	Includes tax gross-ups paid by Terra in 2006 on perquisites and other benefits from 2005. These gross-ups are based only on taxes from Terra’s payment of country club dues.

GRANTS OF PLAN-BASED AWARDS IN 2006
The following table provides information on Terra’s restricted shares and performance share awards granted in 2006 to each of the named executive officers. The amount of these awards that was expensed in 2006 is shown in the Summary Compensation Table on page 54.

									All Other	All Other
									Stock	Option
									Awards:	Awards:	Exercise
			Estimated Future Payouts Under						Number of	Number of	or Base		Grant Date
			Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares of	Securities	Price of		Fair Value
			Awards(3)			Equity Incentive Plan Awards(4)			Stock or	Underlying	Option	Market	of Stock &
		Date of	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Price on	Option
Name	Grant Date(1)	Action(2)	($)	($)	($)	(#)	(#)	#)	(#)(5)	(#)	($ / Sh)	Grant Date	Awards(6)

M. Bennett, President & Chairman of the Board	01-Aug-06	25-Jul-06							77,000	—	NA	$7.04	$542,080
	17-Feb-06	14-Feb-06				—	154,000	308,000				$6.39	$984,060
	14-Feb-06	—	287,500	575,000	1,150,000								NA
F. Meyer, VP & Chief Financial Officer	01-Aug-06	25-Jul-06							32,100	—	NA	$7.04	$225,984
	17-Feb-06	14-Feb-06				—	32,100	64,200				$6.39	$205,119
	14-Feb-06	—	100,200	200,400	400,800								NA
J. Giesler, VP	01-Aug-06	25-Jul-06							24,100	—	NA	$7.04	$169,664
	17-Feb-06	14-Feb-06				—	24,100	48,200				$6.39	$153,999
	14-Feb-06	—	67,200	134,400	268,800								NA
D. Greenwell, VP & Chief Accounting Officer	01-Aug-06	25-Jul-06							21,400	—	NA	$7.04	$150,656
	17-Feb-06	14-Feb-06				—	21,400	42,800				$6.39	$136,746
	14-Feb-06	—	58,000	116,000	232,000								NA
R. Sanders, Jr. VP Manufacturing	01-Aug-06	25-Jul-06							20,000	—	NA	$7.04	$140,800
	17-Feb-06	14-Feb-06				—	20,000	40,000				$6.39	$127,800
	14-Feb-06	—	50,000	100,000	200,000								NA
M. Kalafut, Former VP, General Counsel & Corporate Secretary	01-Aug-06	25-Jul-06							—	—	NA		$—
	17-Feb-06	14-Feb-06				—	20,000	40,000				$6.39	$127,800
	14-Feb-06	—	54,500	109,000	218,000								NA

(1)	Reflects the date grants were actually made.

(2)	Reflects the date grants were approved by Terra’s Compensation Committee.

(3)	Reflects grants made under Terra’s annual incentive plan. Actual payouts under this plan are based on performance versus financial targets over the corresponding fiscal year and individual performance. Cash payouts are made after completion of the one-year performance period. Threshold awards are 50% of target and maximum awards are 200% of target. Actual awards earned under this plan were $0 for 2006 for each named executive. The grant to Mr. Kalafut was forfeited upon retirement.

(4)	Reflects grants of performance shares made under Terra’s long-term incentive performance plan. Actual payouts under this plan are based on performance versus financial targets over a three-year period and depend on actual performance versus targets over the performance period, except that in the event of a change in control, performance shares will be paid out immediately at the higher of target or actual performance level for the quarters completed prior to the change in control. Threshold award is zero shares, and maximum award is 200% of targeted shares. The grant to Mr. Kalafut was forfeited upon his retirement.

(6)	Amounts reflect target payouts for the performance share grants.
The following is a description of material factors necessary to understand the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table. This description is intended to supplement the information discussed in the Compensation Discussion and Analysis.
Employment Severance Agreements
Background
On October 5, 2006, Terra entered into an employment severance agreement with each of the named executive officers. The named executive officers were previously parties to executive retention agreements with Terra, which provided for severance and other benefits in the event of a termination of employment following a change in control. The new employment severance agreements supersede and replace the executive retention agreements and provide for severance and other benefits in the event of a termination of employment under circumstances that are both related to and unrelated to a change in control.
Term
Each employment severance agreement has a three-year term, with the exception of the agreement with Mr. Bennett, which has a five-year term. The term may be extended for additional one-year periods in the sole discretion of Terra’s Board of Directors. The employment severance agreements may not be terminated during the two-year period following a change in control of Terra without the executive’s consent.
Severance and Post-Termination Benefits
The employment severance agreements provide that the executives will be entitled to certain compensation and benefits upon a qualifying termination of employment. The extent and nature of the compensation and benefits are identified and quantified in the disclosure entitled “Other Post-Employment Payments”, which appears on page 67 of this Annual Report on Form 10-K.
Excise Tax Gross-Up
The employment severance agreements provide that the executives will be entitled to a gross-up payment to make the executives whole for any excise taxes imposed as a result of Section 280G of the Internal Revenue Code. Entitlement to a gross-up payment is not contingent on an executive’s termination of employment. The estimated amount of the excise tax gross-up for each named executive officer is quantified in the disclosure entitled “Other Post-Employment Payments”, which appears on page 67 of this Annual Report on Form 10-K.
Restrictive Covenants
The employment severance agreements contain restrictive covenants that apply following termination of a named executive officer’s employment with Terra and are described in the disclosure entitled “Other Post-Employment Payments”, which appears on page 67 of this Annual Report on Form 10-K.
Amendment to Mr. Kalafut’s Employment Severance Agreement
On October 6, 2006, Mr. Kalafut retired from Terra. For purposes of his employment severance agreement, Mr. Kalafut’s retirement was treated as a termination without “cause” and therefore, Mr. Kalafut became entitled to severance and other separation benefits pursuant to his employment severance agreement, as described under the disclosure entitled “Other Post-Employment Payments” which appears on page 67 of this Annual Report on Form 10-K. In addition, Mr. Kalafut agreed to amend his employment severance agreement to provide that, in order to ensure a smooth transition to Terra’s new General Counsel, he would provide up to 50 days of consulting services to Terra during the one-year period following termination. In consideration for agreeing to provide these services, Mr. Kalafut became entitled to an amount equal to one-half of his annual base salary at the time of termination, in addition to the payments and other benefits provided for in his employment severance agreement. The amount of these payments and benefits is set forth in the explanation of the All Other Compensation column of the Summary Compensation Table. The cash payments will be made to him on April 6, 2007, which is the six-month anniversary of the date his employment terminated.

Annual Incentive Compensation
2006 Officer and Key Employee Incentive Plan
Terra maintains an annual incentive program in which officers and other key employees selected by Mr. Bennett are entitled to participate. As described in the Compensation Discussion and Analysis, the annual incentive program provides participants, including the named executive officers, the opportunity to earn annual cash incentive awards based upon the achievement of certain performance goals. Awards are paid from a pool established by Terra’s Compensation Committee. Funding of the pool for 2006 was based on performance targets relating to net income. A description of performance target levels and corresponding funding levels is set forth in the Compensation Discussion and Analysis.
Each named executive officer’s threshold, target and maximum incentive award amounts are disclosed in the Grants of Plan-Based Awards table. Annual incentive payments may be increased or decreased based on individual performance. Payment of an annual incentive award is made as soon as practicable following Terra’s determination whether and to what extent performance goals have been satisfied, subject to approval by Terra’s Compensation Committee. Generally, in order to be entitled to receive an annual incentive award payment, an employee must be employed during the applicable fiscal year and until the date of payment.
For 2006, Terra’s Compensation Committee set the following target annual incentive award amounts for the named executive officers:
Mr. Bennett’s target annual incentive award was equal to 115% of base salary; The target annual incentive award for Messrs. Meyer and Giesler was equal to 60% of base salary; and
The target annual incentive award for Messrs. Greenwell, Sanders and Kalafut was equal to 50% of base salary.
In 2006, Terra did not achieve the threshold level of performance under the annual incentive program, and therefore, the incentive pool was not funded. Accordingly, none of the named executive officers received an annual incentive award for 2006. This result is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
Long-Term Incentive Awards
Terra maintains the Terra Industries Inc. Stock Incentive Plan of 2002, which we refer to as the 2002 Plan, under which Terra’s Compensation Committee may grant to the named executive officers, as well as other eligible employees, stock options, stock appreciation rights, restricted shares, performance shares and other forms of stock-based compensation.
2006 Long-Term Incentive Grants
For 2006, Terra’s Compensation Committee decided to grant each of the named executive officers (other than Mr. Kalafut) an award based on a combination of restricted shares and performance shares. Each named executive officer’s target grant was determined as a percentage of base salary. For 2006, Terra’s Compensation Committee set the following target long-term incentive award values for the named executive officers:
Mr. Bennett’s target long-term incentive award was equal to 300% of base salary;
Mr. Giesler’s target long-term incentive award was equal to 140% of base salary;
Mr. Sanders’ target long-term incentive award was equal to 130% of base salary;

Mr. Meyer’s target long-term incentive award was equal to 125% of base salary; and
The target long-term incentive award for Messrs. Greenwell and Kalafut was equal to 120% of base salary.
With the exception of Mr. Bennett, all executive officers were expected to receive one half of their grants in the form of restricted shares and the other half in the form of performance share grants. Mr. Kalafut only received the performance share portion of his grant for 2006, because at the time that restricted shares were granted, his retirement was already anticipated. Mr. Bennett received one-third of his grant in restricted shares and two-thirds in performance share grants. In all cases, the number of shares subject to the grant was calculated by dividing the target dollar value of the award by the average of Terra’s closing stock price during the twenty trading days prior to the date that the awards were approved by Terra’s Compensation Committee. The average stock price was rounded to the nearest fifty cents, and the target number of shares was rounded to the nearest 100 shares, except that in the case of awards granted to Mr. Bennett, the target number of shares was rounded to the nearest 1,000 shares.
The number of shares of Terra’s common stock subject to each grant and the grant date fair value of these awards is reflected in the Grants of Plan-Based Awards table. The accounting cost associated with outstanding equity grants is reflected in the Summary Compensation Table.
Restricted share grants. Terra granted restricted shares to each of the named executive officers, other than Mr. Kalafut, on August 1, 2006. The principal terms and conditions of these grants are described below.
▪	Vesting. Each restricted share grant is subject to cliff vesting with respect to 100% of the restricted shares subject to the award on the third anniversary of the grant date. However, in the event of a change in control of Terra (within the meaning of the restricted share award agreements) or termination of employment due to death, all restricted shares will become immediately vested. In the event of termination of employment due to total disability, restricted shares will continue to vest following termination. Terra’s Compensation Committee has the authority to extend or accelerate the vesting period at any time, in its discretion.

▪	Forfeiture. Upon an executive’s termination of employment for any reason other than death, total disability or such other circumstances as determined by Terra’s Compensation Committee in its sole discretion, any unvested restricted shares held by the executive will be immediately forfeited and terminated.

▪	Voting and Dividend Rights. Holders of restricted shares are entitled to all rights of a stockholder of Terra, including the right to vote and receive dividends with respect to the restricted shares. However, if any distribution is made to stockholders of Terra other than a cash dividend, then any securities or other property received by other stockholders will be subject to the same restrictions applicable to the restricted shares.
Performance share grants. Terra granted performance shares to each of the named executive officers on February 17, 2006. The principal terms and conditions of these grants are described below.
▪	Vesting. Each performance share grant is subject to cliff vesting with respect to all shares subject to the award on the third anniversary of the grant date, based on achievement of the performance goals, as described in the Compensation Discussion and Analysis. Upon vesting, a holder will become entitled to receive a number of shares ranging from 0% to 200% of the target number of shares subject to the award, based on achievement of performance goals. In the event of a change in control of Terra (within the meaning of the performance share award agreements), vesting of performance share awards will immediately accelerate and the holder will be entitled to the greater of the target number of shares subject to the award and a number based on Terra’s actual performance prior to the change in control. In the event of termination of employment due to death, the holder will become entitled to a number of performance shares based on Terra’s actual performance prior to death. In the event of termination of employment due to total disability, performance shares will continue to vest following termination based on achievement of performance goals. In special circumstances, as determined by Terra’s Compensation Committee, it may extend the period for earning all or a portion of a holder’s performance shares.
▪	Forfeiture. Upon an executive’s termination of employment for any reason other than death, total disability or such other circumstances as determined by Terra’s Compensation Committee in its sole discretion, any unvested performance shares held by the executive will be immediately forfeited and terminated.
Pre-2006 Long-Term Incentive Grants
In accordance with applicable disclosure rules, the Stock Awards column of the Summary Compensation Table reflects the amounts recognized by Terra as an accounting expense for 2006 in connection with restricted shares and performance share awards granted in 2006 and in prior years. An expense was recognized in 2006 for prior-year awards granted in 2003, 2004 and 2005. Terra granted time-based restricted shares in 2003, 2004 and 2005 on terms and conditions that are substantially the same as the grants made in 2006 and described above. Terra also made performance share grants in 2005. These grants, which were made on July 29, 2005, are subject to a three-year performance period that ends on December 31, 2007.
Retirement Benefits
Defined Benefit Pension Plans
Terra maintains a U.S. tax-qualified defined benefit plan, and an excess benefit plan, which we refer to as the SERP both of which cover certain named executive officers. For a description of the material terms of these plans and the present value of each named executive officer’s accumulated benefits under these plans as of December 31, 2006, see the Pension Benefit Table and accompanying disclosure, beginning on page 64.
Defined Contribution Plans
Terra maintains a 401(k) plan, which is a tax-qualified defined contribution plan maintained for the benefit of all U.S. employees, including each of the named executive officers. The 401(k) plan permits employees to contribute a portion of eligible pay to the plan on a pre-tax basis. During 2006, Terra matched 100% of the first 3% of eligible compensation that an employee contributed to the 401(k) plan and 60% of the next 3% of pay contributed. In addition, in the case of employees hired after June 30, 2003 and who are therefore ineligible to participate in the U.S. tax-qualified defined benefit plan, Terra made an additional non-elective contribution for 2006 equal to 3.2% of eligible compensation. The amount of Terra’s 2006 contribution to the 401(k) on behalf of each of the named executive officers is set forth in the explanation of the All Other Compensation column of the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END
Option Awards
The following table provides information on the holdings of Terra stock option and stock awards by each of the named executive officers as of December 31, 2006.

	Option Awards					Stock Awards
			Equity Incentive								Equity Incentive
			Plan Awards: Number						Equity Incentive		Plan Awards: Market
	Number of	Number of	of Securities						Plan Awards: Number		or Payout Value of
	Securities	Securities	Underlying					Market Value of	of Unearned Shares,		Unearned Shares,
	Underlying	Underlying	Unexercised			Number of Shares or		Shares or Units of	Units or Other		Units or Other
	Unexercised Options	Unexercised Options	Unearned Options	Option Exercise	Option Expiration	Units of Stock That		Stock That Have Not	Rights That Have		Rights That Have
Name	(#) Exercisable	(#) Un-exercisable	(#)	Price ($)	Date	Have Not Vested (#)		Vested ($)(1)	Not Vested (#)		Not Vested ($)(1)
M. Bennett, President & Chairman of the Board	136,000	—	—	$3.88	03–Aug–09
						80,000	(2)	$958,400
						54,000	(3)	$646,920
						77,000	(4)	$922,460
									49,140	(5)	$588,697
									15,400	(6)	$184,492

F. Meyer, VP & CFO	100,000	—	—	$3.88	03–Aug–09
						60,000	(2)	$718,800
						32,500	(3)	$389,350
						32,100	(4)	$384,558
									12,675	(5)	$151,847
									3,210	(6)	$38,456

J. Giesler, VP	3,600	—	—	$12.13	15–Dec–07
						30,000	(2)	$359,400
						25,000	(3)	$299,500
						24,100	(4)	$288,718
									9,750	(5)	$116,805
									2,410	(6)	$28,872

D. Greenwell, VP & Chief Accounting Officer						9,579	(7)	$114,756
						7,500	(3)	$89,850
						21,400	(4)	$256,372
									7,500	(5)	$89,850
									21,400	(6)	$28,872

R. Sanders, VP Manufacturing	3,600	—	—	$12.13	15–Dec–07
						25,000	(2)	$299,500
						18,500	(3)	$221,630
						20,000	(4)	$239,600
									7,215	(5)	$86,436
									2,000	(6)	$23,960

M. Kalafut, Former VP, General Counsel & Corporate Secretary	—	—	—	—	—
						—		—
									—		—
						80,000	(3)	$958,400
						54,000	(4)	$646,920
						77,000	(5)	$922,460

(1)	Based on a year-end closing price of Terra’s common stock of $11.98 per share.

(2)	Restricted shares will time-vest on July 30, 2007 or earlier upon a change-in-control.

(3)	Restricted shares will time-vest on July 30, 2008 or earlier upon a change-in-control.

(4)	Restricted shares will time-vest on August 3, 2009 or earlier upon a change-in-control.

(5)	This performance plan cycle will end December 31, 2007. The actual number of shares paid out subsequent to that time will depend on actual performance versus targets over the performance period, except that in the event of a change in control, performance shares will be paid out immediately at the higher of target or actual performance level for the quarters completed prior to the change in control. The threshold award is zero; therefore, the number of shares and market value shown in the Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested column and the Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that have not Vested column are based on performance through December 31, 2006 (39% of target) for the 2005 performance plan grant.

(6)	This performance plan cycle will end December 31, 2008. The actual number of shares paid out subsequent to that time will depend on actual performance versus targets over the performance period, except that in the event of a change in control, performance shares will be paid out immediately at the higher of target or actual performance level for the quarters completed prior to the change in control. The threshold award is zero; therefore, the number of shares and market value shown in the Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested column and the Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that have not Vested column are based on performance through December 31, 2006 (10% of target) for the 2006 performance plan grant.

(7)	Restricted shares will time-vest on April 7, 2008 or earlier upon a change-in-control.

OPTION EXERCISES AND STOCK VESTED
The following table provides information, for each of the named executive officers, on the number of restricted shares that became vested in 2006 and the value realized before payment of any applicable withholding taxes and broker commissions.

	Option Awards		Stock Awards
	Number of		Number of Shares
	Shares Acquired	Value Realized on	Acquired on Vesting	Value Realized on
Name	on Exercise (#)	Exercise ($)	(#)(1)	Vesting ($)(2)

M. Bennett, President & Chairman of the Board	—	—	100,000	718,000

F. Meyer, VP & Chief Financial Officer	—	—	60,000	430,800

J. Giesler, VP	—	—	35,000	251,300

D. Greenwell, VP & Chief Accounting Officer	—	—	—	—

R. Sanders, Jr. VP Manufacturing	—	—	35,000	251,300

M. Kalafut, Former VP, General Counsel & Corporate Secretary	—	—	50,000	359,000

(1)	Reflects time-vesting restricted shares vesting on August 1, 2006. These shares were granted on July 29, 2003.

(2)	Based on the market price of Terra’s common stock at date of vesting of $7.18.

PENSION BENEFITS IN FISCAL YEAR 2006
The following table sets forth information on the pension benefits for each of the named executive officers as of December 31, 2006.

			Present Value
		Number of	of	Payments
		Years Credited	Accumulated	During Last
Name	Plan Name	Service (#)(1)	Benefit ($)(2)	Fiscal Year ($)
M. Bennett, President & Chairman of the Board	Terra Industries Inc. Employees’ Retirement Plan	34	$514,068	$ —
	Terra Industries Inc. Excess Benefit Plan	34	$577,263	$ —
F. Meyer, VP & CFO	Terra Industries Inc. Employees’ Retirement Plan	25	$403,643	$ —
	Terra Industries Inc. Excess Benefit Plan	25	$235,515	$ —
J. Giesler, VP	Terra Industries Inc. Employees’ Retirement Plan	25	$162,917	$ —
	Terra Industries Inc. Excess Benefit Plan	25	$4,401	$ —
D. Greenwell, VP & Chief Accounting Officer	—	—	$—	$ —
	—	—	$—	$ —
R. Sanders, VP Manufacturing	Terra Industries Inc. Employees’ Retirement Plan	13	$116,549	$ —
	Terra Industries Inc. Excess Benefit Plan	13	$6,048	$ —
M. Kalafut, Former VP, General Counsel & Corporate Secretary	Terra Industries Inc. Employees’ Retirement Plan	18	$248,266	$ —
	Terra Industries Inc. Excess Benefit Plan	18	$—	$ —

(1)	Except in the case of Mr. Giesler, credited service is the period of the executive’s actual service with Terra. In the case of Mr. Giesler, credited service commenced on August 1, 1987, which was the date Mr. Giesler became employed by Freeport McMoran Inc. (FMI). FMI owned Agricultural Minerals and Chemicals Inc., which was acquired by Terra. Mr. Giesler’s benefits under the Retirement Plan are offset by benefits under the FMI defined benefit pension plan.

(2)	Actuarial present value for the Retirement Plan and SERP was determined in accordance with the following assumptions:
•	Discount rate equals 5.98%.

•	Postretirement mortality was projected using the RP2000CH table projected to 2013 using Scale AA.

•	Employees are assumed to have elected benefits in the form of a single life annuity.

•	Benefits commence at age 65.
The Actuarial present value for the UK Plan was determined in accordance with the following assumptions:
•	Discount rate equals 7%.

•	The exchange rate for calculating the benefit was £1 =$1.96.

•	Postretirement mortality was projected using the PA92(C=2010) table.

•	Benefits commence at age 62.

Terra maintains a U.S. tax-qualified defined benefit plan (the Terra Industries Inc. Employees’ Retirement Plan or the “Retirement Plan”) for the benefit of all of its U.S. employees hired before July 1, 2003, including each of the named executive officers, other than Mr. Greenwell, who was hired after that date. The Retirement Plan is closed to employees hired on or after July 1, 2003.
Terra also maintains an excess benefit plan (the “SERP”). The purpose of the SERP is to restore those benefits that a participant would otherwise lose in the tax-qualified plan due to Internal Revenue Code compensation limits and benefit limits.
Retirement Plan
Benefit Accrual Formula
The Retirement Plan provides an unreduced single life annuity at age 65 equal to an amount which:
Multiplies
•	1.55% of the highest 60 month average pensionable compensation by

•	Years of credited service and
Subtracts
•	0.6% of the highest 60 month average pensionable compensation up to the social security compensation limit multiplied by years of credited service (up to a maximum of 35 years).
Prior to 2004, pensionable compensation included total salary and wages paid to the participant for services rendered in the period considered as service, including bonuses, overtime, commissions and salary deferrals under a Section 401(k) or Section 125 plan. Effective January 1, 2004, bonuses are no longer considered as part of pensionable compensation.
Vesting
An employee hired prior to July 1, 2003 became eligible to participate once he or she had completed a 12 consecutive month period of at least 1,000 hours of service. Benefits under the Retirement Plan cliff vest after five years of service.
Early Retirement
Eligibility for early retirement under the Retirement Plan is age 55 with 5 years of vesting service. For a participant who commences pension benefits directly from active status, the early retirement reductions are 3% per year from age 65, 10% per year from age 60, 8% per year from age 59, 6% per year from age 58 and 5% per year from age 56. All other participants who commence pension benefits prior to age 65 are subject to an actuarial reduction of 6.67% per year from age 65 and 3.33% per year from age 60. As of the date of this Annual Report on Form 10-K, none of the named executive officers were eligible for early retirement under the Retirement Plan.
Forms of Benefit
Participants in the Retirement Plan generally can choose among the following optional forms of benefit:
•	Single life annuity

•	50% joint and survivor annuity

•	75% joint and survivor annuity

•	100% joint and survivor annuity

•	10 year or 15 year certain and life annuity

•	Social Security level income benefit.
Each option is provided on an actuarially equivalent basis.
SERP
The Retirement Plan benefits are limited by various constraints by the Internal Revenue Code. The SERP is an unfunded plan maintained to provide benefits to a certain group of management and highly compensated employees. The terms of the SERP, as they relate to the named executive officers, with respect to benefit accrual formula, vesting, early retirement and forms of benefit are the same as the Retirement Plan, except that under the SERP, pensionable compensation is not subject to the limits imposed by the Internal Revenue Code and deferred compensation is not excluded from the definition of pensionable compensation under the SERP.
NONQUALIFIED DEFERRED COMPENSATION

	Executive	Registrant		Aggregate
	Contributions	Contributions	Aggregate	Withdrawals /	Aggregate
	in Last FY	in Last FY	Earnings in	Distributions	Balance at
Name	($)(1)	($)(1)	Last FY ($)	($)	Last FYE ($)
M. Bennett, President & Chairman of the Board	$—	$—	$—	$—
F. Meyer, VP & Chief Financial Officer	$—	$—	$—	$—	$—
J. Giesler, VP	$—	$—	$4,313	$—	$36,646
D. Greenwell, VP & Chief Accounting Officer	$—	$—	$—	$—	$—
R. Sanders, Jr. VP Manufacturing	$—	$—	$22,500	$—	$214,165
M. Kalafut, Former VP, General Counsel & Corporate Secretary	$—	$—	$—	$—	$—

(1)	The deferred compensation plan was frozen prior to 2006. See the narrative accompanying this table for more detail about this plan.
The Nonqualified Deferred Compensation table shows information about Terra’s Supplemental Deferred Compensation Plan, which was frozen with respect to future deferrals on December 31, 2004. In general, prior to January 1, 2005, the plan allowed participants to defer up to 20% of the participant’s annual base salary and 20% of the participant’s annual cash incentive awards and to determine how to invest amounts deferred pursuant to the plan.
Participants with notional account balances remaining under the Supplemental Deferred Compensation Plan are permitted to invest their balances in various mutual funds. Participants are permitted to make unlimited changes to their investment alternatives under the Supplemental Deferred Compensation Plan.
For 2006, the value of Mr. Giesler’s account balance increased by 13.4% and the value of Mr. Sanders’ account balance increased by 11.7%. Such changes were solely attributable to investment gains.

POST-EMPLOYMENT PAYMENTS
This section describes and quantifies potential payments that may be made to each named executive officer at, following, or in connection with the resignation, severance, retirement, or other termination of the named executive officer’s employment or a change in control of Terra.
M. Bennett, President & Chairman of the Board

					Qualifying	Change in	Change in
					Termination	Control	Control &
					Unrelated to a	Without	Qualifying
	Death	Disability	For Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$1,612,500	$—	$2,150,000
Equity
Restricted Shares	$2,527,780	$—	$—	$—	$—	$2,527,780	$2,527,780
Performance Share Awards	$773,189	$—	$—	$—	$—	$3,354,400	$3,354,400
Exercisable Options	$—	$—	$—	$—	$—	$—	$—
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$3,300,969	$—	$—	$—	$—	$5,882,180	$5,882,180
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$275,223
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$275,223
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$21,775	$—	$21,775
Outplacement	$—	$—	$—	$—	$58,310	$—	$58,310
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$1,458,603	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$1,664,865	$3,067,396
Total	$—	$1,458,603	$—	$—	$80,085	$1,664,865	$3,147,481

Total	$3,300,969	$1,458,603	$—	$—	$1,692,585	$7,547,045	$11,454,884
F. Meyer, VP & CFO

					Qualifying		Change in
					Termination	Change in	Control &
			For		Unrelated to a	Control Without	Qualifying
	Death	Disability	Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$801,600	$—	$1,068,800
Equity
Restricted Shares	$1,492,708	$—	$—	$—	$—	$1,492,708	$1,492,708
Performance Share Awards	$190,302	$—	$—	$—	$—	$773,908	$773,908
Exercisable Options	$—	$—	$—	$—	$—	$—	$—
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$1,683,010	$—	$—	$—	$—	$2,266,616	$2,266,616
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$179,569
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$179,569
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$15,387	$—	$15,387
Outplacement	$—	$—	$—	$—	$38,951	$—	$38,951
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$1,197,802	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$—	$1,026,079
Total	$—	$1,197,802	$—	$—	$54,338	$—	$1,080,417

Total	$1,683,010	$1,197,802	$—	$—	$855,938	$2,266,616	$4,595,402

J. Giesler, Vice President

					Qualifying	Change in	Change in
					Termination	Control	Control &
			For		Unrelated to a	Without	Qualifying
	Death	Disability	Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$537,600	$—	$716,800
Equity
Restricted Shares	$947,618	$—	$—	$—	$—	$947,618	$947,618
Performance Share Awards	$145,677	$—	$—	$—	$—	$588,218	$588,218
Exercisable Options	$—	$—	$—	$—	$—	$—	$—
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$1,093,295	$—	$—	$—	$—	$1,535,836	$1,535,836
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$53,702
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$53,702
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$15,387	$—	$15,387
Outplacement	$—	$—	$—	$—	$26,123	$—	$26,123
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$295,379	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$319,399	$752,020
Total	$—	$295,379	$—	$—	$41,510	$319,399	$793,530

Total	$1,093,295	$295,379	$—	$—	$579,110	$1,855,235	$3,099,868
D. Greenwell, VP & Chief Accounting Officer

					Qualifying	Change in	Change in
					Termination	Control	Control &
			For		Unrelated to a	Without	Qualifying
	Death	Disability	Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$522,000	$—	$696,000
Equity
Restricted Shares	$460,978	$—	$—	$—	$—	$760,730	$460,978
Performance Share Awards	$60,679	$—	$—	$—	$—	$346,222	$346,222
Exercisable Options	$—	$—	$—	$—	$—	$—	$—
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$521,657	$—	$—	$—	$—	$807,200	$807,200
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$—
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$—
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$28,763	$—	$28,763
Outplacement	$—	$—	$—	$—	$27,056	$—	$27,056
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$1,183,840	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$—	$541,406
Total	$—	$1,183,840	$—	$—	$55,819	$—	$597,225

Total	$521,657	$1,183,840	$—	$—	$577,819	$807,200	$2,100,5425

R. Sanders, VP Manufacturing

					Qualifying	Change in	Change in
					Termination	Control	Control &
			For		Unrelated to a	Without	Qualifying
	Death	Disability	Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$450,000	$—	$600,000
Equity
Restricted Shares	$760,730	$—	$—	$—	$—	$760,730	$760,730
Performance Share Awards	$110,396	$—	$—	$—	$—	$461,230	$461,230
Exercisable Options	$—	$—	$—	$—	$—	$—	$—
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$871,126	$—	$—	$—	$—	$1,221,960	$1,221,960
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$43,780
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$43,780
Unvested Deferred
Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$21,775	$—	$21,775
Outplacement	$—	$—	$—	$—	$23,324	$—	$23,324
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$664,574	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$257,393	$624,676
Total	$—	$664,574	$—	$—	$45,099	$257,393	$669,775

Total	$871,126	$664,574	$—	$—	$495,099	$1,479,353	$2,535,515

Named Executive Officers Employed by Terra as of December 31, 2006
Terra has entered into executive severance agreements and maintains certain plans that will require Terra to pay compensation and provide certain benefits to each of its named executive officers at, following, or in connection with the executive’s termination of employment or a change in control of Terra. The material terms and conditions relating to these payments and benefits are described below. Unless otherwise specifically noted, the terms described below apply to each named executive officer, other than Mr. Kalafut, on an identical basis.
Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2006, Other Than During the Two-Year Period Following a “Change in Control”
If a named executive officer’s employment with Terra had been involuntarily terminated by Terra without “cause” or voluntarily terminated by the executive for “good reason” on December 31, 2006, the executive would have been entitled to the following payments and benefits:
•	A lump-sum cash severance payment in an amount equal to 1.5 times the sum of his annual base salary at termination and his target annual incentive award for 2006;

•	Continuation of medical and dental benefits until the earlier of two years following the date of termination or the date the executive becomes covered by another employer’s major medical plan; and

•	Outplacement services at Terra’s expense until the earlier of the first anniversary of termination and the date that the executive becomes employed by a new employer.
Termination Due to Death on December 31, 2006
If a named executive officer’s employment with Terra was terminated due to death on December 31, 2006, then his estate would have been entitled to the following payments and benefits:
•	Immediate vesting of all unvested restricted shares; and

•	Immediate vesting of all unvested performance shares at a level based on actual performance during the performance period through December 31, 2006.
Termination Due to Disability on December 31, 2006
If a named executive officer’s employment with Terra was terminated due to his disability on December 31, 2006, he would have been entitled to the following payments and benefits:
•	Payment of monthly disability benefits.
“Change in Control” Without a Qualifying Termination on December 31, 2006
If a “change in control” of Terra occurred on December 31, 2006, each named executive officer would have been entitled to the following benefits:
•	Immediate vesting of all unvested restricted shares;

•	Immediate vesting of a number of performance shares equal to the greater of the target number of shares subject to each outstanding performance share grant and a number based on actual performance during the performance period through December 31, 2006; and

•	Payment of a gross-up to make the executive whole for any excise tax imposed as a result of Section 280G of the Internal Revenue Code.

Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2006, During the Two-Year Period Following a “Change in Control”
If a named executive officer’s employment with Terra was involuntarily terminated by Terra without “cause” or voluntarily terminated by the executive for “good reason” on December 31, 2006 and during the two-year period following a “change in control” of Terra, he would have been entitled to the following payments and benefits:
•	A lump-sum cash severance payment in an amount equal to two times the sum of his annual base salary at termination and his target annual incentive award for 2006;

•	Continuation of medical and dental benefits until the earlier of two years following the date of termination or the date the executive becomes covered by another employer’s major medical plan;

•	Outplacement services at Terra’s expense until the earlier of the first anniversary of termination and the date that the executive becomes employed by a new employer;

•	Immediate vesting of all benefits accrued under the SERP and two years of additional age and service credit for purposes of calculating such benefits (only applicable to Messrs. Bennett, Meyer, Giesler and Sanders, because Mr. Greenwell does not participate in the SERP); and

•	Payment of a gross-up to make the executive whole for any excise tax imposed as a result of Section 280G of the Internal Revenue Code.
Material Defined Terms
The terms “cause” and “good reason” as used above are defined under the employment severance agreements and mean the following:
•	“Cause” means (i) the willful and continued failure of the executive to perform substantially the executive’s duties with Terra (other than any such failure resulting from incapacity due to physical or mental illness); (ii) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to Terra; or (iii) the executive’s willful and material breach of the employment severance agreement.

•	“Good Reason” means, other than during the two-year period following a “change in control” (as defined in the employment severance agreements), (i) the failure of Terra to pay the executive any compensation when due (other than an inadvertent failure that is remedied within 10 business days following notice by the executive) and (ii) delivery by Terra to the executive of a notice to terminate the executive’s employment other than for “cause” or “permanent disability” (as defined in the employment severance agreement).

•	“Good Reason” means, during the two-year period following a “change in control” (as defined in the employment severance agreements), (i) the failure of Terra to pay the executive any compensation when due (other than an inadvertent failure that is remedied within 10 business days following notice by the executive); (ii) delivery by Terra to the executive of a notice to terminate the executive’s employment other than for “cause” or “permanent disability” (as defined in the employment severance agreements); (iii) any reduction in the executive’s annual base salary from the level in effect immediately prior to the “change in control”; (iv) the relocation of the executive’s principal place of employment to a location more than 25 miles from immediately prior to the change; (v) any reduction in the executive’s target annual incentive award from the level in effect immediately prior to the “change in control”; (vi) a diminution in the executive’s titles, duties, responsibilities or status from those in effect immediately prior to the “change in control”; (vii) the removal of the executive from, or any failure to re-elect the executive to, any of the offices the executive held immediately prior to the “change in control”; or (viii) any material reduction in executive’s retirement, insurance or fringe benefits from the levels in effect immediately prior to the “change in control”.
The term “change in control”, as defined under the employment severance agreements, means, in general, the occurrence of any one of the following events: (i) certain changes in the membership of a majority of the Board; (ii) consummation of certain mergers or consolidations of Terra with any other corporation following which Terra’s stockholders hold less than 60% of the combined voting power of the surviving entity; (iii) approval by Terra’s stockholders of a plan of complete liquidation or dissolution of Terra; or (iv) certain acquisitions by a third-party or third-parties, acting in concert, of at least 25% of Terra’s then outstanding voting securities.
The definition of “change in control” for purposes of the restricted share agreements and the performance share agreements is substantially the same as that definition for purposes of the employment severance agreements.
Release Requirement
Pursuant to the employment severance agreements, an executive will not be entitled to severance and other separation benefits unless he executes a release of claims in favor of Terra and the release becomes effective and irrevocable.
Post - Employment Covenants
In exchange for the above described payments and benefits to the extent provided for under the employment severance agreements, following termination of employment, the executive will remain subject to confidentiality, cooperation and non-solicitation/non-competition covenants that are set forth in the employment severance agreements. The confidentiality covenant prohibits the executive from disclosing “confidential information” as defined under the employment severance agreements. The cooperation covenant requires the executive to cooperate with Terra in connection with any lawsuit or investigation that related to the executive’s employment with Terra. The non-solicitation/non-competition covenant prohibits the executive, for a period of one year following his termination of employment, from (i) engaging in any activity that is in competition with Terra (including any business relating to the production or marketing of nitrogen products) and (ii) soliciting or hiring any employee of Terra without Terra’s consent.
Named Executive Officer Retired Prior to December 31, 2006
Mr. Kalafut
On October 6, 2006, Mr. Kalafut, who was Vice President, General Counsel and Corporate Secretary of Terra, retired from Terra. For purposes of his employment severance agreement, Mr. Kalafut’s retirement was treated as a termination without “cause” and therefore, Mr. Kalafut became entitled to the following payments and benefits pursuant to his employment severance agreement:
•	A lump-sum payment of cash severance benefit in an amount equal to $490,500, which is 1.5 times the sum of his annual base salary at termination and his target annual incentive award for 2006;

•	An additional cash payment in an amount equal to $109,000, which is one-half of his annual base salary at the time of termination, in consideration for his agreement to provide certain consulting services, as described below;

•	Continuation of medical and dental benefits until the earlier of two years following the date of termination or the date Mr. Kalafut becomes covered by another employer’s major medical plan, which has an estimated value equal to $28,763; and

•	Outplacement services at Terra’s expense until the earlier of the first anniversary of termination and the date that Mr. Kalafut becomes employed by a new employer, which has an estimated value equal to $26,160.
In order to become entitled to the severance and other separation benefits described above, Mr. Kalafut was required to execute a release of claims in favor of Terra and the release became effective and irrevocable. Cash payments will be made to Mr. Kalafut on April 6, 2007, which is the six-month anniversary of the date that his employment terminated.
In exchange for the payments and benefits described above, Mr. Kalafut remains subject to confidentiality, cooperation and non-solicitation/non-competition covenants that are substantially the same as those described with respect to the named executive officers who remained employed through December 31, 2006. In addition, in consideration for the additional payment equal to one-half of his annual base salary, Mr. Kalafut is required to provide up to 50 days of consulting services to Terra during the one-year period following termination in order to ensure a smooth transition to Terra’s new General Counsel.
Methodologies and Assumptions used for Calculating Other Potential Post-Employment Payments
For purposes of quantifying the other potential post-employment payments disclosed in the following tables (and in the narrative, in the case of Mr. Kalafut), Terra utilized the following assumptions and methodologies:
•	Date of triggering event: Except in the case of Mr. Kalafut, the date of each triggering event is December 31, 2006. In the case of Mr. Kalafut, the date of the triggering event is October 6, 2006, which was the date on which his employment terminated.

•	Determination of cash severance: Following a qualifying triggering event, each named executive officer is entitled to cash severance equal to the sum of the named executive officer’s current base salary and target annual incentive award multiplied by the appropriate severance multiple. The severance multiple is 1.5 in the case of a termination other than within two years following a change in control of Terra, and is two in the case of a termination during the two-year period following a change in control. In accordance with this formula, each named executive officer’s cash severance was determined based on the following:
Mr. Bennett: Annual base salary of $500,000 as of December 31, 2006, and 2006 target annual incentive award of $575,000.

Mr. Meyer: Annual base salary of $334,000 as of December 31, 2006, and 2006 target annual incentive award of $200,400.

Mr. Giesler: Annual base salary of $224,000 as of December 31, 2006, and 2006 target annual incentive award of $134,400.

Mr. Sanders: Annual base salary of $200,000 as of December 31, 2006, and 2006 target annual incentive award of $100,000.

Mr. Greenwell: Annual base salary of $232,000 as of December 31, 2006, and 2006 target annual incentive award of $116,000.

Mr. Kalafut: Annual base salary of $218,000 as of October 6, 2006, and 2006 target annual incentive award of $109,000.

•	Number of performance shares subject to vesting in the event of a change in control: The performance share award agreements provide that in the event of a “change in control” of Terra, a number of performance shares equal to the greater of the target number of shares subject to each outstanding performance share grant and a number based on actual performance during the performance period through December 31, 2006 will become vested. Based on Terra’s performance as of December 31, 2006, the target number is greater, and therefore, we have assumed vesting at the target level.

•	Number of performance shares subject to vesting in the event of death: The performance share award agreements provide that in the event of a termination of employment due to death, performance shares will vest at a level based on actual performance during the performance period through the date of death. In the case of 2005 performance share grants, based on actual performance for the period from January 1, 2005 through December 31, 2006, we have assumed that awards vested at 39% of target. In the case of 2006 performance share grants, based on actual performance for the period from January 1, 2006 through December 31, 2006, we have assumed that awards vested at 10% of target.

•	Value of restricted shares and performance shares subject to vesting: The value of each restricted share and performance share that was subject to vesting upon a triggering event was determined by multiplying the number of shares subject to vesting by the closing price of Terra’s common stock on December 29, 2006, the last trading day of 2006 (i.e., $11.98).

•	Value of continuation of health and dental benefits: The value of health and dental benefits which are continued for a two-year period following certain qualifying triggering events was determined based on assumptions used by Terra for financial reporting purposes under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106 (Employer’s Accounting for Postretirement Benefits Other Than Pensions).

•	Value of post-termination outplacement services: The value of post-termination outplacement services was determined to equal 12% of an executive’s annual base salary as of the date of termination of employment.

•	Incremental value of accelerated vesting of SERP benefits and additional age/service credit in the event of a “change in control”: These amounts, which are applicable to Messrs. Bennett, Meyer, Giesler and Sanders, were calculated by adding two years of credited service to the year-end 2006 total pension benefit (i.e., sum of tax-qualified pension and SERP) for the named executive officer and then determining the present value of that accrued benefit deferred to the date the executive reaches age 63, which is the earliest age at which unreduced pension benefits would be available to the executive with an extra two years of age. The actuarial basis for these determinations is the same as the basis used in the Pension Benefits Table.

•	Value of monthly disability benefits: The value of monthly disability benefits is based on the present value of the excess of each named executive officer’s monthly disability benefit under Terra’s long-term disability plan that covers the executive as of December 31, 2006, over the monthly disability benefit that would be payable under Terra’s long-term disability plan that is generally available to all employees. Amounts are calculated using a 7% discount rate and assuming that each named executive officer continues to receive monthly disability benefits until age 65.

•	Determination of excise tax payments and tax gross-up payments made in connection with a change in control: Terra determined the amount of the excise tax payment by multiplying by 20% the “excess parachute payment” that would arise in connection with payments made to the applicable named executive officers upon either (i) a change in control of Terra or (ii) a qualifying termination of employment following a change in control. The excess parachute payment was determined in accordance with the provisions of Section 280G of the Internal Revenue Code. Terra utilized the following key assumptions to determine the applicable named executive officer’s tax gross-up payment:
a statutory federal income tax rate of 35%, a Medicare tax rate of 1.45% and a state income tax rate of 8.98%, which is the maximum individual income tax rate for Iowa;

each named executive officer’s Section 280G “base amount” was determined based on average W-2 compensation for the period from 2001-2005 (or the period of the executive’s employment with Terra, if shorter); and

the interest rate assumption was 120% of the applicable federal rate as of December 6, 2006.
DIRECTOR COMPENSATION
TNCLP has no directors. The following table summarizes the compensation of each of the non-employee directors of TNGP for the fiscal year ended December 31, 2006.

					Change in
					Pension Value
				Non-Equity	& Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation
Name	($)(1)	($)(2)	($)	($)	Earnings ($)	($)	Total ($)

Bailey, C.	$32,300	$66,915	$—	$—	$—	$—	$99,215

Jackson, M.	$39,500	$66,915	$—	$—	$—	$—	$106,415

Longmire, D.	$44,500	$66,915	$—	$—	$—	$—	$111,415

Sands, T.	$42,000	$66,915	$—	$—	$—	$—	$108,915

(1)	For information about the nature of the fees earned during the fiscal year, see the narrative accompanying this table.

(2)	Each non-employee director received a phantom unit award equal to the value of 1,250 of TNCLP’s common units plus per unit quarterly cash distributions equal to those made to the unit holders. The phantom unit value is paid in cash, less applicable taxes, to the non-employee directors upon their departure from TNGP’s Board of Directors.
Director Fees Paid in Cash
Under the director compensation policy, in 2006, non-employee directors each received an annual retainer of $27,500 (paid quarterly) and meeting fees of $1,200 per meeting attended. Mr. Longmire received an additional annual cash retainer of $5,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Sands received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. Mr. Bennett and Mr. Meyer both serve on the TNGP’s Board of Directors and are both employees of Terra and TNGP. They receive no additional compensation for serving on TNGP’s Board of Directors.
Director Phantom Unit Awards
Non-employee directors of TNGP each receive an annual phantom unit award equal to the value of 1,250 of TNCLP’s common units plus per unit quarterly cash distributions equal to those made to TNCLP’s unit holders. The phantom unit awards are vested as of the date of grant. The phantom unit value is paid in cash, less applicable taxes, to non-employee directors upon their departure from TNGP’s Board of Directors. In the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP’s assets, the value of the phantom units will be determined on the date of sale by reference to the consideration received for shares of common units or assets of TNCLP in the sale transaction and the value will be paid in a lump sum upon consummation of the transaction.
Other Director Compensation
TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.
Compensation Committee Interlocks and Insider Participation
TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of Terra. The Compensation Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s proxy statement. No director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12 “Security Ownership of Certain Beneficial Owners and Management” and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2006, no officer or other employee of TNGP (or its predecessor) served on the board of directors of any other entity, where any officer or director of such other entity also served on TNGP’s (or its predecessor) Board. None of the members of the Compensation Committee are employees of Terra or its subsidiaries.
Item 12. Security Ownership of Certain Beneficial Owners and Management
TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of Terra. The TNGP stock is pledged as security under the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2006, 2,716,600 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.
The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2006 by (a) each person known to TNGP to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons); (b) each director of TNGP; (c) each of the named executive officers of TNGP; and (d) by all directors and executive officers of TNGP as a group.

	Number of
	TNCLP Units		Number of Terra
	Beneficially	Percent of	Common Shares		Percent of
Name	Owned	Class	Beneficially Owned[1]		Class
Terra Nitrogen Corporation[2,3] 600 Fourth Street Sioux City, Iowa 51101	11,172,414	60.4%	—		—
Terra Nitrogen GP Inc.[4] 600 Fourth Street Sioux City, Iowa 51101	—	—	—		—
Terra Capital, Inc. 600 Fourth Street Sioux City, Iowa 51101	2,716,600	14.7%	—		—
Coleman L. Bailey 600 Fourth Street Sioux City, Iowa 51101	—	—	462		*
Michael L. Bennett 600 Fourth Street Sioux City, Iowa 51101	—	—	824,919	[3]	*
Joseph D. Giesler 600 Fourth Street Sioux City, Iowa 51101	—	—	180,909	[5]	—
Daniel D. Greenwell 600 Fourth Street Sioux City, Iowa 51101	—	—	68,997	[5]	—
Michael A. Jackson 600 Fourth Street Sioux City, Iowa 51101	—	—	—		—
Mark A. Kalafut 600 Fourth Street Sioux City, Iowa 51101	—	—	0	[5]	*
Dennis B. Longmire 600 Fourth Street Sioux City, Iowa 51101	—	—	—		—
Francis G. Meyer 600 Fourth Street Sioux City, Iowa 51101	—	—	444,117	[5]	*
Theodore D. Sands 600 Fourth Street Sioux City, Iowa 51101	1,000	*	—		*
Richard S. Sanders Jr. 600 Fourth Street Sioux City, Iowa 51101	—	*	155,959	[5]	*
All directors and executive officers as a group (13 persons)	1,000	*	1,886,819		*

*	Represents less than 1% of class.

1.	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2006.

2.	Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

3.	Terra Nitrogen Corporation also owns 184,072 Class B Common Units.

4.	Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interests in the Partnership.

5.	The shares of Terra common stock shown include shares subject to employee stock options that can be exercised on or before May 8, 2007. Upon such exercise, the option holder(s) would acquire beneficial ownership of shares as follows: Mr. Bennett (136,000); Mr. Giesler (3,600); Mr. Greenwell (0); Mr. Kalafut (0); Mr. Meyer (100,000); and Mr. Sanders (3,600); and all directors and executive officers as a group (333,200).
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
Item 14. Principal Accountant Fees and Services
Principal Accountant Audit Fees and Services Fees
The following table describes fees for professional audit services rendered by Deloitte & Touche, LLP, the Partnership’s principal accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Deloitte during those periods.

Type of Fee	2006	2005

Audit Fees (1)	$262,100	$225,000
Audit Related Fees	0	0

Total Audit and Audit Related Fees	262,100	225,000

Tax Fees	0	0
All Other Fees	0	0
Total Fees	$262,100	$225,000

1.	Audit Fees, including those for statutory audits, include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Deloitte for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Forms 10-Qs.
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

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to the Consolidated Financial Statements.

Independent Auditors’ Report
(b) Exhibits

3.1	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005, filed as Exhibit 3.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

3.2	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

3.3	Bylaws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP’s Form 8-K filed on September 7, 2005, are incorporated herein by reference.

3.4	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.29 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.5	By-Laws of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.30 to the Terra Industries inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.6	Certificate of Amendment to Certificate of Limited Partnership of TNCLP dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.1	Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.3	Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.4	Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc., is incorporated herein by reference.

4.5	$50,000,000 Credit Agreement dated as of December 21, 2004 amount Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner filed as Exhibit 4.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

4.6	Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.7	Amendment No. 1 to the Credit Agreement dated July 29, 2005, among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

10.1**	Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.2**	Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.3	Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.4**	Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.

10.5	Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.6	Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.7	Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.8	Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.9	Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.10	Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.11	General and Administrative Services Agreement Regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.12	General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.13	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.14	Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.15	Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.16	Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.17	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.18	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.19	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.8.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.20	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.21	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.22	Amendment to the Terra Industries Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.23	Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.24	Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.25	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.26	Amended Demand Deposit Agreement, dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.27	Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.13 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.28	Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.29	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.15 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.30	Retirement and Consulting Agreement for Burton M. Joyce dated April 26, 2001 filed as Exhibit 10.1.16 of Terra Industries Inc. Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.31	Form of Executive Retention Agreement for Other Executive Officers filed as Exhibit 10.1.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.32	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to the Terra Industries Inc. Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.33	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.34	Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.35	Form of No-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.36	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.37	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.38	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.39	Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.40	Form of Phantom Unit Award of Terra Nitrogen Company, L.P. filed as Exhibit 10.41 of the TNCLP Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.41	Reorganization Agreement, by and among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.42	Conveyance, Assignment and Assumption Agreement, by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc., dated September 1, 2005, filed as Exhibit 10.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.43	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 10.3 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.44	First Amendment to General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation, dated September 1, 2005, filed as Exhibit 10.5 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.45	First Amendment to General and Administrative Services Agreement Regarding Services by Terra Industries Inc., dated September 1, 2005, filed as Exhibit 10-11 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4.1	* Filed herewith.

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
Dated: March 14, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 10, 2006 and in the capacities indicated.

Signature	Title

/s/ Michael L. Bennett	Director, President and Chairman of the Board
(Michael L. Bennett)	of Terra Nitrogen GP Inc.

/s/ Coleman L. Bailey	Director of Terra Nitrogen GP Inc.
(Coleman L. Bailey)

/s/ Michael A. Jackson	Director of Terra Nitrogen GP Inc.
(Michael A. Jackson)

/s/ Dennis B. Longmire	Director of Terra Nitrogen GP Inc.
(Dennis B. Longmire)

/s/ Francis G. Meyer	Director and Vice President of Terra GP Inc.
Nitrogen (Francis G. Meyer)

/s/ Theodore D. Sands	Director of Terra Nitrogen GP Inc.
(Theodore D. Sands)