Form 10-Q
period 2007-03-31
TERRA NITROGEN CO L P /DE
filed 2007-05-01
CIK 879575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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
☐ Large accelerated filer       ☑ Accelerated filer       ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on April 26, 2007 there were 18,501,576 Common Units and 184,072 Class B Common Units outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$99,820	$62,287	$47,854
Demand deposits with affiliate	—	2,457	—
Accounts receivable	36,009	37,676	14,249
Inventory	33,665	22,709	45,852
Prepaid expenses and other current assets	5,275	3,334	3,930

Total current assets	174,769	128,463	111,885

Property, plant and equipment, net	73,234	74,096	74,849
Other assets	14,408	15,655	9,048

Total assets	$262,411	$218,214	$195,782

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$38,048	$38,342	$24,785
Customer prepayments	56,586	35,326	32,986

Total current liabilities	94,634	73,668	57,771

Other long-term liabilities	495	474	140

Total liabilities	95,129	74,142	57,911

Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	177,643	160,795	148,539
General partner’s interest, 5 Master Limited Partner Units authorized and outstanding	(10,374)	(10,544)	(10,668)
Accumulated other comprehensive gain (loss)	13	(6,179)	—

Total partners’ capital	167,282	144,072	137,871

Total liabilities and partners’ capital	$262,411	$218,214	$195,782

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$127,852	$95,478
Other	305	(21)

Total revenues	128,157	95,457

Cost of goods sold	90,770	96,110

Gross profit (loss)	37,387	(653)
Operating expenses	3,178	2,038

Operating income (loss)	34,209	(2,691)
Interest expense	(112)	(109)
Interest income	1,233	363

Net income (loss)	$35,330	$(2,437)

Net income (loss) allocable to limited partners’ interest	$34,977	$(2,413)

Net income (loss) per limited partnership unit	$1.87	$(0.13)

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:

Net income (loss)	$35,330	$(2,437)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,808	3,135
Non-cash (gain) loss on derivative instruments	(1,633)	3,081
Changes in operating assets and liabilities:
Receivables	1,667	17,839
Inventories	(10,956)	(19,120)
Accounts payable, accrued liabilities and customer prepayments	26,583	6,484
Other assets and liabilities	(27)	6,061

Net cash flows from operating activities	54,772	15,043

Investing activities:
Capital expenditures	(1,331)	(1,036)
Plant turnaround expenditures	(53)	(137)
Change in demand deposits with affiliate	2,457	26,505

Net cash flows from investing activities	1,073	25,332

Financing activities:
Repayment of long-term debt and capital lease obligations	—	(12)
Partnership distributions paid	(18,312)	—

Net cash flows used in financing activities	(18,312)	(12)

Net increase in cash and cash equivalents	37,533	40,363
Cash and cash equivalents at beginning of year	62,287	7,491

Cash and cash equivalents at end of period	$99,820	$47,854

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$63	$63

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interests	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2007	$160,795	$(10,544)	$(6,179)	$144,072
Net income	34,977	353	—	35,330	$35,330
Change in fair value of derivatives	—	—	6,192	6,192	6,192

Comprehensive income					$41,522

Distributions	(18,129)	(183)	—	(18,312)

Partners’ capital at March 31 ,2007	$177,643	$(10,374)	$13	$167,282

Limited partner units issued and outstanding at March 31, 2007:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2007			18,685,648

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2006	$150,952	$(10,644)	$(5,949)	$134,359
Net loss	(2,413)	(24)	—	(2,437)	$(2,437)
Change in fair value of derivatives	—	—	5,949	5,949	5,949

Comprehensive income					$3,512

Partners’ capital at March 31, 2006	$148,539	$(10,668)	$—	$137,871

Limited partner units issued and outstanding March 31, 2006:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2006			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation
Basis of Presentation
The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. (“TNCLP”) Annual Report on Form 10-K for the year ended December 31, 2006. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”), are referred to herein, collectively, as the “Partnership”.
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
In the first three months of 2007, the Partnership paid $18.3 million in cash distributions to its partners. In the first three months of 2006 the Partnership did not pay any cash distributions.
At March 31, 2007, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
3.	Net Income per Limited Partnership Unit
Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.
The following table provides the components of basic income per unit for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in thousands, except per-share amounts)	2007	2006

Basic income (loss) per limited Partnership unit computation:

Net income (loss) allocable to limited Partners’ interest	$34,977	$(2,413)

Weighted average units outstanding	18,686	18,686

Net income (loss) per limited Partnership unit	$1.87	$(0.13)

There were no dilutive Partnership units outstanding for the three-month periods ended March 31, 2007 and 2006.
4.	Inventories
Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Materials and supplies	$8,820	$7,925	$7,905
Finished goods	24,845	14,784	37,947

Total	$33,665	$22,709	$45,852

Inventory is valued at actual first in, first out cost. Costs include raw material, labor and overhead.
5.	Derivative Financial Instruments
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
The following summarizes the position of open natural gas derivative contracts at March 31, 2007, December 31, 2006 and March 31, 2006:

	Other	Accrued
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset (Liability)

March 31, 2007	$4,052	$(2,434)	$1,618
December 31, 2006	1,529	(8,052)	(6,523)
March 31, 2006	2,601	(5,997)	(3,396)
Certain derivatives outstanding at March 31, 2007 and 2006, which settled during April 2007 and 2006, respectively, are included in the position of open natural gas derivatives in the table above. The April 2007 derivatives settled for an approximate $0.4 million loss. All open derivatives will settle during the next 12 months.
At March 31, 2007, the Partnership determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $1.6 million to cost of sales for the three-month period ending March 31, 2007. Derivatives outstanding at March 31, 2006 included a loss of $3.4 million that was recorded as an ineffective position and charged to cost of sales for the three-month period ending March 31, 2006.
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
The activity related to accumulated other comprehensive income (loss) for the three month periods ended March 31, 2007 and 2006 is:

(in thousands)	2007	2006

Beginning accumulated (loss)	$(6,179)	$(5,949)
Reclassification into earnings	36	20,268
Net change associated with current period hedging transactions	6,156	(14,319)

Ending accumulated gain (loss)	$13	$—

All of the accumulated gain recorded above will be reclassified into earnings during the next twelve-month period ending March 31, 2008.
At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At March 31, 2007, the Partnership had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three-month period ending March 31, 2007, the Partnership recognized a loss of $0.9 million on nitrogen forward derivative instruments. For the three-month period ending March 31, 2006, there were no gains or losses on nitrogen forward derivative instruments.
6.	Revolving Credit Facility
In the first quarter of 2007, the Partnership amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 5.61% at March 31, 2007). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At March 31, 2007, the Partnership had $50.0 million of borrowing availability, and, there were no outstanding borrowings or letters of credit under the facility.
7.	New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritized according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Company in 2008 first quarter and the Company expects no significant impact from adopting the Standard.
In February 2007 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective for the Partnership beginning in the first quarter of 2008. The Partnership is currently assessing the impact SFAS 159 may have on its financial statements.
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

Three months ended March 31, 2007 compared with
three months ended March 31, 2006
Volumes and prices for the three-month periods ended March 31, 2007 and 2006 are:

	2007		2006
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*
Ammonia	69	$356	51	$411
UAN	574	$159	427	$153

*	After deducting outbound freight costs
Revenues for the 2007 first quarter were $128.2 million, compared to $95.5 million for the 2006 first quarter. The $32.7 million, or 34%, increase in revenues was primarily due to approximately 35% increase in both ammonia and UAN sales volumes, a 4% increase in UAN prices offset by a 13% decrease in ammonia prices.
The increase in volumes and UAN prices is due to increased demand for nitrogen products primarily as a result of increased corn prices as compared to 2006. Ammonia prices decreased due to the lower cost of natural gas, however, UAN pricing increased due to increased demand for the UAN product.
The 2007 first quarter gross profit was $37.4 million, which was $38.0 million more than the 2006 first quarter. Increased sales volumes raised 2007 first quarter gross profit by approximately $9.5 million as compared to the 2006 first quarter. The 2007 first quarter natural gas costs decreased $29.0 million from the 2006 first quarter. Natural gas costs purchased by the Partnership, including the effects of forward price contracts, during the 2007 and 2006 first quarters were $6.39 per MMBtu and $9.75 per MMBtu, respectively.
Capital resources and liquidity
Operating activities for the first three months of 2007 generated $54.8 million of cash, comprised of $37.5 million of cash from operations and $17.2 million from changes in current assets and liabilities. Cash from changes in current assets and liabilities represent seasonal fluctuations to working capital balances and included $21.3 million increase to customer deposits balance during the period, which are expected to be fulfilled primarily during second quarter 2007.
Capital expenditures of $1.3 million during the first three months of 2007 were primarily to fund replacement and stay-in-business additions to plant and equipment.
The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50 million revolving bank credit facility.
In the first quarter of 2007, the Partnership amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At March 31, 2007, the Partnership had borrowing availability of $50 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.

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
Quarterly distributions to the partners are based on Available Cash for the quarter as defined in the Partnership Agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Distributions paid to the partners for the three-month period ended March 31, 2007 were $18.3 million. There were no distributions for the period ended March 31, 2006.
Partnership cash receipts are generally received by Terra Capital, Inc., (“Terra Capital”) the indirect parent of the General Partner. Cash receipts, net of cash payments made by Terra Capital, are transferred to the Partnership from Terra Capital on a weekly basis. As a result of this cash collection and distribution arrangement, Terra Capital is a creditor to the Partnership.
There were no material changes outside the ordinary course of business to the Company's contractual obligations presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-k for the period ended December 31, 2006.
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
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers the Partnership’s position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at March 31, 2007 to cover approximately 16% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.
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

ITEM 1A. RISK FACTORS
There were no significant changes in the Partnership’s risk factors during 2007 as compared to the risk factors identified in the Partnership’s 2006 Form 10-K.
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
Date: May 1, 2007