Form 10-Q
period 2007-06-30
TERRA NITROGEN CO L P /DE
filed 2007-07-30
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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
At the close of business on July 27, 2007 there were 18,501,576 Common Units and 184,072 Class B Common Units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2007	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$80,732	$62,287	$33,110
Demand deposits with affiliate	5,332	2,457	7,469
Accounts receivable	49,999	37,676	31,340
Inventory	22,542	22,709	27,362
Prepaid expenses and other current assets	2,471	3,334	1,350

Total current assets	161,076	128,463	100,631

Property, plant and equipment, net	72,250	74,096	75,125
Other assets	13,749	15,655	7,467

Total assets	$247,075	$218,214	$183,223

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$47,481	$38,342	$24,456
Customer prepayments	16,846	35,326	7,138

Total current liabilities	64,327	73,668	31,594

Other long-term liabilities	1,815	474	289

Total liabilities	66,142	74,142	31,883

Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	204,785	160,795	165,731
General partner’s interest, 5 Master Limited Partner Units authorized and outstanding	(10,099)	(10,544)	(10,495)
Accumulated other comprehensive loss	(13,753)	(6,179)	(3,896)

Total partners’ capital	180,933	144,072	151,340

Total liabilities and partners’ capital	$247,075	$218,214	$183,223

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$177,158	$119,109	$305,010	$214,587
Other	282	42	587	21

Total revenues	177,440	119,151	305,597	214,608

Cost of goods sold	114,111	100,105	204,881	196,215

Gross profit	63,329	19,046	100,716	18,393
Operating expenses	7,470	2,027	10,648	4,065

Operating income	55,859	17,019	90,068	14,328
Interest expense	(114)	(110)	(226)	(219)
Interest income	1,312	456	2,545	819

Net income	$57,057	$17,365	$92,387	$14,928

Net income allocable to limited partners’ interest	$56,486	$17,191	$91,463	$14,779

Net income per limited partnership unit	$3.02	$0.92	$4.90	$0.79

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Operating activities:

Net income	$92,387	$14,928
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,619	6,668
Non-cash (gain) loss on derivative instruments	(342)	333
Changes in operating assets and liabilities:
Receivables	(12,323)	748
Inventories	167	(630)
Accounts payable, accrued liabilities and customer prepayments	(16,188)	(18,631)
Other assets and liabilities	1,909	6,887

Net cash flows from operating activities	73,229	10,303

Investing activities:
Capital expenditures	(2,900)	(3,426)
Plant turnaround expenditures	(1,057)	(282)
Change in demand deposits with affiliate	(2,875)	19,036

Net cash flows from investing activities	(6,832)	15,328

Financing activities:
Partnership distributions paid	(47,952)	—
Repayment of long-term debt and capital lease obligations	—	(12)

Net cash flows used in financing activities	(47,952)	(12)

Net increase in cash and cash equivalents	18,445	25,619
Cash and cash equivalents at beginning of year	62,287	7,491

Cash and cash equivalents at end of period	$80,732	$33,110

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$64	$126

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2007	$160,795	$(10,544)	$(6,179)	$144,072
Net income	91,463	924	—	92,387	$92,387
Change in fair value of derivatives	—	—	(7,574)	(7,574)	(7,574)

Comprehensive income					$84,813

Distributions	(47,473)	(479)	—	(47,952)

Partners’ capital at June 30 ,2007	$204,785	$(10,099)	$(13,753)	$180,933

Limited partner units issued and outstanding at June 30, 2007:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at June 30, 2007			18,685,648

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2006	$150,952	$(10,644)	$(5,949)	$134,359
Net income	14,779	149	—	14,928	$14,928
Change in fair value of derivatives	—	—	2,053	2,053	2,053

Comprehensive income					$16,981

Partners’ capital at June 30, 2006	$165,731	$(10,495)	$(3,896)	$151,340

Limited partner units issued and outstanding June 30, 2006:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at June 30, 2006			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation
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
Revenue Recognition
Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The Partnership classifies any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. The Partnership classifies amounts directly or indirectly billed to its customers for shipping and handling as revenue.

Cost of Sales
The cost of manufacturing fertilizer products is recorded when the fertilizer products are sold and revenue is recognized. The Partnership classifies amounts directly or indirectly billed for delivery of products to its customers or its terminals as cost of sales. Premiums paid for option contracts are deferred and recognized in cost of sales in the month to which the related derivative transactions are settled. Realized gains and losses on derivatives activities are recognized in cost of sales.
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
The Partnership estimates a reserve for obsolescence and excess of its materials and supplies inventory. Inventory is stated net of the reserve.
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
The Partnership makes quarterly cash distributions to Unitholders and the General Partner in an amount equal to 100% of its “Available Cash” as defined in the Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves that the General Partner reasonably determines necessary.
The Limited Partner receives 99% of the Available Cash and 1% is distributed to the General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distribution (“MQD”) of $0.605 per unit. Under such circumstances, the General Partner is entitled, as an incentive, to larger percentage interests. As of June 30, 2007, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner receives an incentive payment was $197.7 million, or $10.58 per unit.
When cumulative distributions of Available Cash exceed specified target levels above the MQD, the General Partner’s percentage interest in the Partnership’s distributions of Available Cash at various levels follows:

Incremental Distribution	Percentage of Incremental Distribution
per Common Unit	to General Partner
Less than $0.715	1%
$0.715-$0.825	15%
$0.825-$1.045	25%
Greater than $1.045	50%

On July 26, 2007, the Partnership announced a $3.00 per unit distribution to be paid during the 2007 third quarter. As a result of this distribution, the cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of September 30, 2007 will decline to $128.1 million, or $6.86 per unit.
The General Partner is required to remit the majority of cash distributions it receives from the Partnership in excess of its one percent Partnership equity interest to an affiliated company.
In the first six months of 2007, the Partnership paid $47.9 million in cash distributions to its partners. In the first six months of 2006 the Partnership did not pay any cash distributions.
At June 30, 2007, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
3.	Net Income per Limited Partnership Unit
Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.
The following table provides the components of basic income per unit for the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share amounts)	2007	2006	2007	2006
Basic income (loss) per limited Partnership unit computation:

Net income allocable to limited Partners’ interest	$56,486	$17,191	$91,463	$14,779

Weighted average units outstanding	18,686	18,686	18,686	18,686

Net income per limited Partnership unit	$3.02	$0.92	$4.90	$0.79

There were no dilutive Partnership units outstanding for the three- and six-month periods ended June 30, 2007 and 2006.

4.	Inventories
Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006

Materials and supplies	$7,494	$7,925	$7,932
Finished goods	15,048	14,784	19,430

Total	$22,542	$22,709	$27,362

Inventory is valued at actual first in, first out cost. Costs include raw material, labor and overhead.
5.	Derivative Financial Instruments
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
The following summarizes the position of open natural gas derivative contracts at June 30, 2007, December 31, 2006 and June 30, 2006:

	Other	Accrued
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset (Liability)

June 30, 2007	$1,806	$(14,898)	$(13,092)
December 31, 2006	1,529	(8,052)	(6,523)
June 30, 2006	707	(4,935)	(4,228)
Certain derivatives outstanding at June 30, 2007 and 2006, which settled during July 2007 and 2006, respectively, are included in the position of open natural gas derivatives in the table above. The July 2007 derivatives settled for an approximate $2.6 million loss. All open derivatives will settle during the next 12 months.
At June 30, 2007, the Partnership determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $0.3 million and $0.7 million to cost of sales for the three-and six-month periods ending June 30, 2007, respectively. Derivatives outstanding at June 30, 2006 included a loss of $0.3 million that was recorded as an ineffective position and charged to cost of sales for the three- and six-month periods ending June 30, 2006.
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

The activity related to accumulated other comprehensive income (loss) for the six month periods ended June 30, 2007 and 2006 is:

(in thousands)	2007	2006

Beginning accumulated (loss)	$(6,179)	$(5,949)
Reclassification into earnings	276	21,538
Net change associated with current period hedging transactions	(7,850)	(19,485)

Ending accumulated loss	$(13,753)	$(3,896)

All of the accumulated loss recorded above will be reclassified into earnings during the next twelve-month period ending June 30, 2008.
At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At June 30, 2007, the Partnership had open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and six-month periods ending June 30, 2007, the Partnership recognized a loss of $1.0 million and $1.9 million, respectively, on nitrogen forward derivative instruments. For the three-and six-month periods ending June 30, 2006, there were no gains or losses on nitrogen forward derivative instruments.
6.	Revolving Credit Facility
In the first quarter of 2007, the Partnership amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 7.07% at June 30, 2007). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At June 30, 2007, the Partnership had $50.0 million of borrowing availability, and, there were no outstanding borrowings or letters of credit under the facility.
7.	New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritized according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Partnership in 2008 first quarter and the Partnership expects no significant impact from adopting the Standard.

In February 2007 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective for the Partnership beginning in the first quarter of 2008. The Partnership is currently assessing the impact SFAS 159 may have on its financial statements.

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
The Partnership’s sales volumes are primarily dependent upon the operating rates for its Verdigris plant. The Partnership may purchase product from other manufacturers or importers for resale, however, historic gross margins on those volumes are rarely significant. Profitability and cash flows from the operations are affected by the ability to manage costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties” sections of the Partnership’s most recent Form 10-K filing with the Securities and Exchange Commission.
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

Three months ended June 30, 2007 compared with
three months ended June 30, 2006
Volumes and prices for the three-month periods ended June 30, 2007 and 2006 are:

	2007		2006
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*

Ammonia	95	$382	68	$381
UAN	631	$201	571	$141
*After deducting outbound freight costs
Revenues for the 2007 second quarter were $177.4 million, compared to $119.2 million for the 2006 second quarter. The $58.2 million, or 49%, increase in revenues was primarily due to an increase in sales volumes of 40% in ammonia and 11% in UAN, and a 43% increase in UAN prices. The higher volumes and UAN prices were due to stronger demand for nitrogen products primarily as a result of increased planted corn acreage as compared to 2006.
The 2007 second quarter gross profit was $63.3 million, which was $44.3 million more than the 2006 second quarter. As compared to the 2006 second quarter, 2007 gross profits increased approximately $8.2 million due to increased sales volumes and approximately $34.2 million from higher prices. The remaining $1.9 million change in gross profit was due to higher natural gas costs, offset by operational efficiencies which lowered operating costs in the 2007 second quarter as compared to the 2006 second quarter. Natural gas costs purchased by the Partnership, including the effects of forward price contracts, during the 2007 and 2006 second quarters were $6.72 per MMBtu and $6.02 per MMBtu, respectively.
Six months ended June 30, 2007 compared with
six months ended June 30, 2006
Volumes and prices for the six-month periods ended June 30, 2007 and 2006 are:

	2007		2006
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*

Ammonia	164	$371	120	$394
UAN	1,205	$181	998	$146
*After deducting outbound freight costs
Revenues for the six months ended June 30, 2007 increased $91 million, or 42%, compared with the same 2006 period primarily due to increased sales volumes and higher prices offset by a decline to ammonia prices. The higher volumes and UAN prices were due to stronger demand for nitrogen products primarily as a result of increased planted corn acreage as compared to 2006. Ammonia prices declined from prior year due to lower 2007 first quarter raw material costs, primarily natural gas.
The 2007 first half gross profit was $100.7 million, which was $82.3 million more than the 2006 first half. Increased sales volumes and sales prices raised 2007 first half gross profit by approximately $19.4 million and $32.0 million, respectively, as compared to the 2006 first half. The 2007 first half natural gas costs decreased $28.3 million from the 2006 first half. Natural gas costs purchased by the Partnership, including the effects of forward price contracts, during the 2007 and 2006 first half were $6.56 per MMBtu and $7.94 per MMBtu, respectively.

Capital resources and liquidity
Operating activities for the first six months of 2007 generated $73.2 million of cash, comprised of $99.6 million of cash from operating activities less $26.4 million used to fund working capital increases. The primary working capital needs were to fund $18.5 million of customer prepayment reductions for seasonal customer shipments.
Capital expenditures of $2.9 million during the first six months of 2007 were primarily to fund replacement and stay-in-business additions to plant and equipment.
The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50.0 million revolving bank credit facility.
In the first quarter of 2007, the Partnership amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At June 30, 2007, the Partnership had borrowing availability of $50.0 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.
Under the credit facility, the Partnership is subject to the covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Partnership’s aggregate borrowing availability falls below $10.0 million, it is required to have generated $25.0 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items as defined in the credit facility for the preceding four quarters. The Partnership is also required to maintain a minimum aggregate unused borrowing availability of $5.0 million at all times.
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

Quarterly distributions to the partners are based on Available Cash for the quarter as defined in the Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner reasonably determines necessary.
The Limited Partner receives 99% of the Available Cash and 1% is distributed to the General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distribution (“MQD”) of $0.605 per unit. Under such circumstances, the General Partner is entitled, as an incentive, to larger percentage interests. As of June 30, 2007, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner receives an incentive payment was $197.7 million, or $10.58 per unit.
The General Partner’s percentage interest in the Partnership’s distributions of Available Cash at various levels follows:

Incremental Distribution	Percentage of Incremental Distribution
per Common Unit	to General Partner
Less than $0.715	1%
$0.715-$0.825	15%
$0.825-$1.045	25%
Greater than $1.045	50%
On July 26, 2007, the Partnership announced a $3.00 per unit distribution to be paid during the 2007 third quarter. As a result of this distribution, the cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of September 30, 2007 will decline to $128.1 million, or $6.86 per unit.
The General Partner is required to remit the majority of cash distributions it receives from the Partnership in excess of its one percent Partnership equity interest to an affiliated company.
Distributions paid to the partners for the six-month period ended June 30, 2007 were $47.9 million. There were no distributions for the period ended June 30, 2006.
At June 30, 2007, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

Partnership cash receipts are generally received by Terra Capital, Inc., (“Terra Capital”) the indirect parent of the General Partner. Cash receipts, net of cash payments made by Terra Capital, are transferred to the Partnership from Terra Capital on a weekly basis. As a result of this cash collection and distribution arrangement, Terra Capital is a creditor to the Partnership.
There were no material changes outside the ordinary course of business to the Company’s contractual obligations presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2006.

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
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers the Partnership’s position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at June 30, 2007 to cover approximately 37% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.

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
Date: July 27, 2007