Form 10-Q/A
period 2007-06-30
TERRA NITROGEN CO L P /DE
filed 2007-07-31
CIK 879575

FORM 10-Q/A
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Large accelerated filer       ☒ Accelerated filer       ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on July 27, 2007 there were 18,501,576 Common Units and 184,072 Class B Common Units outstanding.

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

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

			Accumulated
	Limited	General	Other	Total
	Partners'	Partner's	Comprehensive	Partners'	Comprehensive
(in thousands, except for Units)	Interests	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2007	$160,795	$(10,544)	$(6,179)	$144,072
Net income	91,463	924	—	92,387	$92,387
Change in fair value of derivatives	—	—	(7,574)	(7,574)	(7,574)

Comprehensive income					$84,813

Distributions	(47,473)	(479)	—	(47,952)

Partners’ capital at June 30 ,2007	$204,785	$(10,099)	$(13,753)	$180,933

Limited partner units issued and outstanding at June 30, 2007:
Common Units	18,501,576
Class B Common Units	184,072

Total units outstanding at June 30, 2007	18,685,648

			Accumulated
	Limited	General	Other	Total
	Partners'	Partner's	Comprehensive	Partners'	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2006	$150,952	$(10,644)	$(5,949)	$134,359
Net income	14,779	149	—	14,928	$14,928
Change in fair value of derivatives	—	—	2,053	2,053	2,053

Comprehensive income					$16,981

Partners’ capital at June 30, 2006	$165,731	$(10,495)	$(3,896)	$151,340

Limited partner units issued and outstanding June 30, 2006:
Common Units	18,501,576
Class B Common Units	184,072

Total units outstanding at June 30, 2006	18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

Explanatory Note
This Amendment No. 1 to the Terra Nitrogen Company, L.P. (the Partnership) Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007, amends and supplements the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (SEC) on July 30, 2007 (the “Original Form 10-Q”). This Amendment No. 1 amends Part I, Item 1 — Financial Statements and Part I, Item 2 — Managements Discussion and Analysis of Financial Condition and Results of Operations, to correct an error in the pro forma cumulative shortfall of distributions reported for September 30, 2007. As a result, the pro forma cumulative shortfall of distributions for September 30, 2007 are anticipated to be approximately $152.9 million, or $8.18 per unit.
The Amendment No. 1 does not otherwise alter the disclosures set forth in the original 10-Q and does not reflect events occurring after the filing of the original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the original 10-Q.

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
On July 26, 2007, the Partnership announced a $3.00 per unit distribution to be paid during the 2007 third quarter. As a result of this distribution, the pro forma cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of September 30, 2007 is anticipated to be approximately $152.9 million, or $8.18 per unit.
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
The activity related to accumulated other comprehensive income (loss) for the six month periods ended June 30, 2007 and 2006 is:

(in thousands)	2007	2006
Beginning accumulated (loss)	$(6,179)	$(5,949)
Reclassification into earnings	282	21,538
Net change associated with current period hedging transactions	(7,856)	(19,485)

Ending accumulated loss	$(13,753)	$(3,896)

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
On July 26, 2007, the Partnership announced a $3.00 per unit distribution to be paid during the 2007 third quarter. As a result of this distribution, the pro forma cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of September 30, 2007 is anticipated to be approximately $152.9 million, or $8.18 per unit.
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
Date: July 31, 2007