Form 10-Q
period 2007-09-30
TERRA NITROGEN CO L P /DE
filed 2007-10-29
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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
☐ Yes  ☑ No
At the close of business on October 23, 2007 there were 18,501,576 Common Units and 184,072 Class B Common Units outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2007	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$93,549	$62,287	$49,644
Demand deposits with affiliate	—	2,457	—
Accounts receivable	40,174	37,676	24,861
Inventory	30,487	22,709	25,841
Prepaid expenses and other current assets	3,747	3,334	2,688

Total current assets	167,957	128,463	103,034

Property, plant and equipment, net	72,413	74,096	75,748
Other assets	24,975	15,655	16,241

Total assets	$265,345	$218,214	$195,023

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$52,012	$38,342	$34,366
Customer prepayments	39,762	35,326	14,758

Total current liabilities	91,774	73,668	49,124

Other long-term liabilities	1,979	474	308

Total liabilities	93,753	74,142	49,432

Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	193,869	160,795	162,120
General partner’s interest, 5 Master Limited Partner Units authorized and outstanding	(10,209)	(10,544)	(10,532)
Accumulated other comprehensive loss	(12,068)	(6,179)	(5,997)

Total partners’ capital	171,592	144,072	145,591

Total liabilities and partners’ capital	$265,345	$218,214	$195,023

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$133,009	$91,839	$438,019	$306,426
Other	142	175	729	196

Total revenues	133,151	92,014	438,748	306,622

Cost of goods sold	86,490	76,592	291,371	272,806

Gross profit	46,661	15,422	147,377	33,816
Operating expenses	2,452	2,226	13,100	6,291

Operating income	44,209	13,196	134,277	27,525
Interest expense	(115)	(110)	(341)	(329)
Interest income	1,517	635	4,062	1,453

Net income	$45,611	$13,721	$137,998	$28,649

Net income allocable to limited partners’ interest	$45,155	$13,584	$136,618	$28,363

Net income per limited partnership unit	$2.42	$0.73	$7.31	$1.52

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:

Net income	$137,998	28,649
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,976	10,156
Gain on disposal of property, plant and equipment	—	(1,311)
Non-cash loss on derivative instruments	362	1,072
Changes in operating assets and liabilities:
Receivables	(2,498)	7,902
Inventories	(7,778)	891
Accounts payable, accrued liabilities and customer prepayments	12,116	(5,104)
Other assets and liabilities	(259)	5,638

Net cash flows from operating activities	151,917	47,893

Investing activities:
Capital expenditures	(5,379)	(7,597)
Plant turnaround expenditures	(13,144)	(9,390)
Proceeds from the sale of property, plant and equipment	—	2,123
Change in demand deposits with affiliate	2,457	26,505

Net cash flows from investing activities	(16,066)	11,641

Financing activities:
Partnership distributions paid	(104,589)	(17,369)
Repayment of long-term debt and capital lease obligations	—	(12)

Net cash flows used in financing activities	(104,589)	(17,381)

Net increase in cash and cash equivalents	31,262	42,153
Cash and cash equivalents at beginning of year	62,287	7,491

Cash and cash equivalents at end of period	$93,549	$49,644

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$64	$190

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2007	$160,795	$(10,544)	$(6,179)	$144,072
Net income	136,618	1,380	—	137,998	$137,998
Change in fair value of derivatives	—	—	(5,889)	(5,889)	(5,889)

Comprehensive income					$132,109

Distributions	(103,544)	(1,045)	—	(104,589)

Partners’ capital at September 30 ,2007	$193,869	$(10,209)	$(12,068)	$171,592

Limited partner units issued and outstanding at September 30, 2007:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2007			18,685,648

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (Loss)	Capital	Income

Partners’ capital at January 1, 2006	$150,952	$(10,644)	$(5,949)	$134,359
Net income	28,363	286	—	28,649	$28,649
Change in fair value of derivatives	—	—	(48)	(48)	(48)

Comprehensive income					$28,601

Distributions	(17,195)	(174)	—	(17,369)

Partners’ capital at September 30, 2006	$162,120	$(10,532)	$(5,997)	$145,591

Limited partner units issued and outstanding September 30, 2006:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2006			18,685,648

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
Terra Industries Inc. and its subsidiaries (“Terra”) enter into derivative instruments with counterparties for the Partnership’s operations. When Terra enters into a derivative instrument for the Partnership’s operations, the Partnership simultaneously enters into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between the Partnership and Terra are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. The types of derivative instruments entered into include futures contracts, swap agreements, put and call options to cap or fix prices for a portion of the Partnership’s natural gas production requirements. Terra may also enter into similar derivative instruments to fix or set floor prices for a portion of the Partnership’s nitrogen sales volumes.
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
The Limited Partners receive 99% of the Available Cash and 1% is distributed to the General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distribution (“MQD”) of $0.605 per unit. Under such circumstances, the General Partner is entitled, as an incentive, to larger percentage interests. As of September 30, 2007, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner receives an incentive payment was $152.9 million, or $8.18 per unit.
When cumulative distributions of Available Cash exceed specified target levels above the MQD, the General Partner’s percentage interest in the Partnership’s distributions of Available Cash at various levels follows:

Incremental Distribution	Percentage of Incremental Distribution
per Common Unit	to General Partner
Less than $0.715	1%
$0.715-$0.825	15%
$0.825-$1.045	25%
Greater than $1.045	50%

On October 25, 2007, the Partnership announced a $2.10 per unit distribution to be paid during the 2007 fourth quarter. As a result of this distribution, the pro forma cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of December 31, 2007 is anticipated to be approximately $125.0 million, or $6.69 per unit.
The General Partner is required to remit the majority of cash distributions it receives from the Partnership in excess of its one percent Partnership equity interest to an affiliated company.
In the first nine months of 2007, the Partnership paid $104.6 million in cash distributions to its partners. In the first nine months of 2006 the Partnership paid $17.4 million in cash distributions to its partners.
At September 30, 2007, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
3.      Net Income per Limited Partnership Unit
Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.
The following table provides the components of basic income per unit for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per-unit amounts)	2007	2006	2007	2006
Basic income (loss) per limited Partnership unit computation:

Net income allocable to limited Partners’ interest	$45,155	$13,584	$136,618	$28,363

Weighted average units outstanding	18,686	18,686	18,686	18,686

Net income per limited Partnership unit	$2.42	$0.73	$7.31	$1.52

There were no dilutive Partnership units outstanding for the three- and nine-month periods ended September 30, 2007 and 2006.

4.      Inventories
Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006

Materials and supplies	$7,737	$7,925	$9,625
Finished goods	22,750	14,784	16,216

Total	$30,487	$22,709	$25,841

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
The following summarizes the position of open natural gas derivative contracts at September 30, 2007, December 31, 2006 and September 30, 2006:

	Other	Accrued
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset (Liability)

September 30, 2007	$2,867	$(14,041)	$(11,174)
December 31, 2006	1,529	(8,052)	(6,523)
September 30, 2006	1,868	(8,938)	(7,070)
Certain derivatives outstanding at September 30, 2007 and 2006, which settled during October 2007 and 2006, respectively, are included in the position of open natural gas derivatives in the table above. The October 2007 derivatives settled for an approximate $4.0 million loss. All open derivatives will settle during the next 12 months.
At September 30, 2007, the Partnership determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $0.2 million and $1.2 million to cost of sales for the three- and nine-month periods ending September 30, 2007, respectively. Derivatives outstanding at September 30, 2006 included a charge of $0.7 million and a credit of $0.2 million to cost of sales for the three- and nine-month periods ending September 30, 2006.
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

The activity related to accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2007 and 2006 is:

(in thousands)	2007	2006

Beginning accumulated (loss)	$(6,179)	$(5,949)
Reclassification into earnings	13,160	22,235
Net change associated with current period hedging transactions	(19,049)	(22,283)

Ending accumulated loss	$(12,068)	$(5,997)

All of the accumulated loss recorded above will be reclassified into earnings during the next twelve-month period ending September 30, 2008.
At times, the Partnership also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At September 30, 2007, the Partnership had open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and nine-month periods ending September 30, 2007, the Partnership recognized a loss of $0.7 million and $2.6 million, respectively, on nitrogen forward derivative instruments. For the three-and nine-month periods ending September 30, 2006, there were no gains or losses on nitrogen forward derivative instruments.
6.      Revolving Credit Facility
In the first quarter of 2007, the Partnership amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 6.88% at September 30, 2007). Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. The agreement also requires the Partnership to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At September 30, 2007, the Partnership had $50.0 million of borrowing availability, and, there were no outstanding borrowings or letters of credit under the facility.
7.      New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for the Partnership in 2008 first quarter and the Partnership expects no significant impact from adopting the Standard.

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

Three months ended September 30, 2007 compared with
three months ended September 30, 2006
Volumes and prices for the three-month periods ended September 30, 2007 and 2006 are:

	2007		2006
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*

Ammonia	57	$367	49	$301
UAN	493	$204	522	$125

*After deducting outbound freight costs
Revenues for the 2007 third quarter were $133.0 million, compared to $91.8 million for the 2006 third quarter. The $41.2 million, or 45%, increase in revenues was primarily due to an increase in ammonia sales volumes and price of 16% and 22%, respectively, and a 63% increase in UAN prices. The higher prices and ammonia volumes result from increased and earlier demand for nitrogen products for corn and wheat plantings.
The 2007 third quarter gross profit was $46.7 million, which was $31.2 million more than the 2006 third quarter. As compared to the 2006 third quarter, 2007 gross profits increased approximately $42.3 million due to higher prices, offset by higher natural gas costs of $9.1 million. Natural gas costs purchased by the Partnership, including the effects of forward price contracts, during the 2007 and 2006 third quarters were $7.02 per MMBtu and $5.96 per MMBtu, respectively.
Nine months ended September 30, 2007 compared with
nine months ended September 30, 2006
Volumes and prices for the nine-month periods ended September 30, 2007 and 2006 are:

	2007		2006
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)*	(000 tons)	($/ton)*

Ammonia	221	$370	168	$367
UAN	1,698	$188	1,521	$139

*After deducting outbound freight costs
Revenues for the nine months ended September 30, 2007 increased $131.6 million, or 43%, compared with the same 2006 period primarily due to increased sales volumes and higher prices. The higher volumes and prices were due to stronger demand for nitrogen products primarily as a result of increased planted corn acreage as compared to 2006.
The 2007 first nine months gross profit was $147.4 million, which was $113.6 million more than the 2006 first nine months. Increased sales volumes and sales prices raised 2007 first nine months gross profit by approximately $18.5 million and $74.8 million, respectively, as compared to the 2006 first nine months. The 2007 first nine months natural gas costs decreased $23.5 million from the 2006 first nine months. Natural gas costs purchased by the Partnership, including the effects of forward price contracts, during the 2007 and 2006 first nine months, were $6.70 per MMBtu and $7.32 per MMBtu, respectively.

Operating expenses for the first nine months of 2007 increased $6.8 million primarily due to annual and long-term incentive plans as compared to the first nine months of 2006.
Capital resources and liquidity
Operating activities for the first nine months of 2007 generated $151.9 million of cash, comprised of $150.3 million of cash from operating activities, $1.6 million used to fund working capital increases. The primary working capital needs were to fund $7.8 million related to increased inventory levels, offset by $4.4 million of customer prepayment reductions for seasonal customer shipments.
Capital expenditures of $5.4 million during the first nine months of 2007 were primarily to fund replacement and stay-in-business additions to plant and equipment. Plant turnaround costs represent cash used for the periodic scheduled maintenance of the Partnership’s continuous process production facilities. The Partnership funded $13.1 million of plant turnaround during the first nine months of 2007.
The Partnership’s principal funding needs are to support its working capital and capital expenditures. The Partnership intends to fund its needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under the Partnership’s $50.0 million revolving bank credit facility.
In the first quarter of 2007, the Partnership amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. Under the credit facility, the Partnership may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. The Partnership’s borrowings under the credit facility are secured by substantially all of its working capital. At September 30, 2007, the Partnership had borrowing availability of $50.0 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet the Partnership’s operating cash needs.
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
The Limited Partner receives 99% of the Available Cash and 1% is distributed to the General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distribution (“MQD”) of $0.605 per unit. Under such circumstances, the General Partner is entitled, as an incentive, to larger percentage interests. As of September 30, 2007, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before the General Partner receives an incentive payment was $152.9 million, or $8.18 per unit.
The General Partner’s percentage interest in the Partnership’s distributions of Available Cash at various levels follows:

Incremental Distribution	Percentage of Incremental Distribution
per Common Unit	to General Partner
Less than $0.715	1%
$0.715-$0.825	15%
$0.825-$1.045	25%
Greater than $1.045	50%
On October 25, 2007, the Partnership announced a $2.10 per unit distribution to be paid during the 2007 fourth quarter. As a result of this distribution, the pro forma cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of December 31, 2007 is anticipated to be approximately $125.0 million, or $6.69 per unit.
The General Partner is required to remit the majority of cash distributions it receives from the Partnership in excess of its one percent Partnership equity interest to an affiliated company.
Distributions paid to the partners for the nine-month period ended September 30, 2007 were $104.6 million. Distributions paid to the partners for the period ended September 30, 2006 were $17.4 million.
At September 30, 2007, the General Partner and its affiliates owned 75.3% of the Partnership’s outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, the Partnership is required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

Partnership cash receipts are generally received by Terra Capital, Inc., (“Terra Capital”) the indirect parent of the General Partner. Cash receipts, net of cash payments made by Terra Capital, are transferred to the Partnership from Terra Capital on a weekly basis. As a result of this cash collection and distribution arrangement, Terra Capital is a creditor to the Partnership.
There were no material changes outside the ordinary course of business to the Company’s contractual obligations or off-balance sheet arrangements presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership’s operations are significantly affected by the price of natural gas. It employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how the Partnership manages specific risk exposures, refer to its most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 – Derivative Financial Instruments contained in Item 8 of the Partnership’s 2006 form 10-K. There were no material changes in the Company’s use of financial instruments during the quarter ended September 30, 2007.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers the Partnership’s position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at September 30, 2007 to cover approximately 38% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage the Partnership’s exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership’s consolidated financial position, results of operations or liquidity and the likelihood that a loss contingency will occur in connection with these claims is remote.
ITEM 1A. RISK FACTORS
There were no significant changes in the Partnership’s risk factors during the third quarter of 2007 as compared to the risk factors identified in the Partnership’s 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
General, administrative and selling services have been provided to or for the benefit of Terra Nitrogen Company, L.P. (TNCLP or the Partnership) by Terra Industries Inc. (Terra) or its affiliates pursuant to two agreements, each dated as of January 1, 1995, by and between Terra and Terra Nitrogen Corporation (TNC), the prior general partner of TNCLP. Each agreement was amended on September 1, 2005 in conjunction with an internal reorganization whereby TNC transferred its general partner interest to Terra Nitrogen GP Inc. (TNGP) and TNGP became the new general partner of TNCLP and a party to both services agreements.
On October 23, 2007, the parties to the services agreements entered into an Amended and Restated General and Administrative Services Agreement in order to update the terms of the services agreements in a single agreement. Under the amended agreement, Terra or its affiliates will continue to provide certain general, administrative and selling services to the Partnership. In exchange, Terra will be reimbursed for reasonable and documented direct expenses incurred in providing such services, as well as a proportionate amount of indirect costs and expenses relating to the provision of such services.

ITEM 6. EXHIBITS
(a) Exhibits:

Exhibits 10.1	Amended and Restated General and Administrative Services Agreement Regarding Services by Terra Industries Inc. among Terra Industries Inc., Terra Nitrogen Corporation and Terra Nitrogen GP Inc. dated October 23, 2007.

Exhibits 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 31.2	Certification of the Vice President and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P. By: TERRA NITROGEN GP INC. as General Partner
By:	/s/ DANIEL D. GREENWELL
Daniel D. Greenwell
Vice President and Chief Accounting Officer (Principal Financial Officer)

Date: October 25, 2007