Form 10-K
period 2007-12-31
TERRA NITROGEN CO L P /DE
filed 2008-02-28
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant’s most recently completed second fiscal quarter was $586,118,253.34.

The number of Common Units, without par value, outstanding as of January 31, 2008 was 18,501,576.

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	changes in financial markets,
•	general economic conditions within the agricultural industry,
•	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),
•	changes in product mix,
•	changes in the seasonality of demand patterns,
•	changes in weather conditions,
•	changes in environmental and other government regulations,
•	changes in agricultural regulations, and
•	other risks detailed in the section entitled “Risk Factors”.

Additional information as to these factors can be found in the sections entitled Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements included as part of this report.

Part I

Item 1.   Business

General

Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces and distributes nitrogen fertilizer products. Our principal products are anhydrous ammonia (or ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc. (Terra), a Maryland corporation. Terra is a leading North American producer and marketer of nitrogen products, serving agricultural and industrial markets.

2007 Overview

The North American nitrogen industry experienced substantial growth in 2007 earnings due to higher product prices in response to increased demand for nitrogen products as inputs for key commodities, including corn and wheat, and combined with relatively stable natural gas prices.

Business Overview

We produce and distribute nitrogen products, which are used primarily by farmers to improve the yield and quality of their crops. Our product sales are heavily weighted toward UAN, and all of our products are sold on a wholesale basis. Although ammonia and UAN are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment.

Financial information about our business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Products

Overview

One of the principal forms of globally traded nitrogen fertilizer is ammonia. UAN is used principally in North America and has only recently been traded in international markets. UAN’s high water content and need for transportation in tankers can cause transportation costs per unit of nitrogen to be higher than for other forms of internationally traded nitrogen products. The location of our sole production facility in Verdigris, Oklahoma provides us a competitive advantage in serving agricultural customers in the Central and Southern Plains and the Corn Belt regions of the United States. We do not sell our products internationally.

Our nitrogen products and 2007 production are described in greater detail below.

Urea Ammonium Nitrate Solutions (UAN)

UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate (AN) and water. The nitrogen content of UAN ranges from 28% to 32% by weight. (Unless we state otherwise, all references to UAN assume a 28% nitrogen content). Because of its high water content, UAN is relatively expensive to transport, making it largely a regionally distributed product.

UAN can be applied to crops directly or mixed with crop protection products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. UAN may be applied from ordinary tanks and trucks and sprayed or injected into the soil, or applied through irrigation systems. In addition, UAN may be applied throughout the growing season, providing significant application flexibility. Due to its stability, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil.

In 2007 we produced and sold approximately 2.3 million tons of UAN, primarily to U.S. fertilizer dealers and distributors.

Anhydrous Ammonia

Ammonia is the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer on a per-pound-of-contained-nitrogen basis. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than urea, AN and UAN because of its need for specialized application equipment and its limited application flexibility.

In 2007, we produced approximately 1.1 million tons of ammonia. We sold a total of 0.3 million tons of ammonia and consumed approximately 0.8 million tons of ammonia as a raw material to manufacture our other nitrogen products.

Marketing and Distribution

We sell our products primarily in the Central and Southern Plains and Corn Belt regions of the U.S. Our sole production facility in Verdigris, Oklahoma is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. Our products are marketed and distributed by Terra Industries Inc. based in Sioux City, Iowa, which provides services to the Partnership. For further information on the combined organizations of the General Partner and our affiliates, see Note 9 to Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

All of our sales are at the wholesale level. Our customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. We sell a majority of our nitrogen fertilizer products to dealers. No single customer accounted for more than 10% of our 2007 sales.

Transportation

We use several modes of transportation to ship product to customers, including railcars, common carrier trucks, barges and common carrier pipelines. Railcars are the primary mode of transportation for shipments from our Verdigris facilities. We utilize railcars that are currently leased by Terra for all of its businesses. Terra currently leases approximately 2,872 railcars. We also use approximately 30 liquid and ammonia fertilizer terminal storage facilities in numerous states.

We transport purchased natural gas to our Verdigris, Oklahoma facility via an intrastate pipeline. This pipeline is not an open-access carrier, but is nonetheless part of a widespread regional system through which Verdigris can receive natural gas from any major Oklahoma source. We also have limited access to out-of-state natural gas supplies for this facility.

Nitrogen Industry Overview

The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen is an essential element for most organic compounds in plants because it promotes protein formation. Nitrogen is also a major component of chlorophyll, which helps promote green healthy growth and high yields. There are no known substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent, but must be replaced because crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of nitrogen absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-by-year, per-acre-planted basis than is demand for phosphate or potash fertilizer.

The major nitrogen consuming crop in North America is corn. Certain crops, such as soybeans and other legumes, can better absorb atmospheric nitrogen and do not require nitrogen fertilizers.

Demand

Global demand for fertilizers typically grows at predictable rates and tends to correspond to growth in grain production. Global fertilizer demand is driven in the long term primarily by population growth, increases in disposable income and associated improvements in diet. Short-term demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention, such as changes in the buying patterns of China or India. Grain consumption has historically grown at approximately 1.2% per year. According to IFA, International Fertilizer Industry Association, over the last 45 years global fertilizer demand has grown 3.7% annually and global nitrogen fertilizer demand has grown at a faster rate of 4.8% annually. During that period, North American nitrogen fertilizer demand has grown 3.3% annually.

Supply

Over the past seven years, global ammonia capacity has remained relatively flat, growing at an average of 2.1% per annum. This result was attributable principally to the combination of new project capacity being offset by permanent plant closings in the U.S and Europe. As global operating rates and prices have risen, so have plans for new capacity.

This anticipated new global capacity will come primarily from advantaged natural gas regions of the world, such as the Middle East and Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased the production costs for new and existing plants in the former Soviet Union and Europe.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. According to Fertecon, a leading industry publication, world trade in ammonia grew from 15.4 million tons in 2000 to 19.3 million tons by 2006 due to the exceptional increase in gas prices in the U.S. and Europe during this period and the consequent closure of U.S. capacity.

Outlook

Fertecon forecasts that global nitrogen fertilizer demand is expected to rise by around 2% per year from 2005 to 2015, increasing by 21 million tons or close to 22% over the period. In North America, nitrogen fertilizer consumption is expected to increase from 2005 to 2015 from 13.9 million tons to 16 million tons, a 15% increase.

The continued growth in demand for nitrogen products has helped stabilize global ammonia capacity utilization rates, which averaged 85% between 2005 and 2006. According to Fertecon, global ammonia utilization rates are forecasted to remain in the low 80’s through 2015. North American ammonia utilization rates are forecast to decrease from 82% in 2006 to 78% by 2015 due in part to projected long-term growth in worldwide capacity and in imports.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next nine years. According to Fertecon, global ammonia capacity is forecast to increase by 22.9 million tons by 2015, a total increase of 7.5%. This projected additional capacity excludes plants constructed in China as product produced in China is not expected to be distributed in global markets. There are a number of new capacity projects expected or underway in gas advantaged regions; however, increased construction costs and changes in market dynamics have delayed a number of projects.

World trade in ammonia is expected to increase by 1.8 million tons or 8% in the period to 2010, according to Fertecon, representing more modest growth than seen from 2000 to 2005. Fertecon projects that higher gas costs for Russian and Ukrainian exporters and the lower-than-previous gas price outlook for the U.S. would appear to support continued operating rates for remaining U.S. ammonia capacity, limiting the near-term growth in ammonia imports.

Seasonality and Volatility

The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries, and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak consumption periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall-early winter period as depleted inventories are restored.

The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
•	Quantities of fertilizers imported to primary markets;
•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markets, and domestic demand (food, feed, and biofuel); and
•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices, as well as environmental demands.

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas. Natural gas costs in 2007 accounted for approximately 64% of our total costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through higher selling prices would have an adverse impact on our business, financial conditions and results. We believe there will be a sufficient supply of natural gas for the foreseeable future. We will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season when we and/or our customers generally build inventories in anticipation of the peak-sales spring season. We use a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas.

We use derivative instruments to hedge a portion of our natural gas purchases. We have implemented a policy setting boundaries to ensure coverage of fixed forward sales as well as potential outstanding forward priced quotes and prepay programs. Our policy is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. We hedge natural gas prices through the use of supply contracts, financial derivatives and other instruments.

The settlement dates of forward-pricing contracts coincide with gas purchase dates as well as shipment periods on forward committed sales. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate New York Mercantile Exchange (NYMEX) futures contract prices.

Competition

Nitrogen products are global commodities, and our customers include distributors, industrial end-users, dealers and other fertilizer producers. Customers make purchasing decisions principally on the delivered price and availability of the product. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of our principal competitors may have greater total resources and may depend less on earnings from nitrogen fertilizer sales. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies, particularly those with facilities in warmer climates. Natural gas comprises a significant portion of our raw materials cost for nitrogen products. Competitive natural gas purchasing is essential to maintaining a low-cost product position. We compete with other manufacturers of nitrogen products on delivery terms and availability of products, as well as on price.

Environmental and Other Regulatory Matters

Our operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Our facilities require operating permits that are subject to review by governmental agencies. We are also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state or other regulatory agencies. We take precautions to reduce the likelihood of accidents involving these materials. We may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or analogous laws for all or part of the costs of such investigation and remediation if such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities. Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership’s production facilities) has retained liability for certain environmental matters originating prior to the Partnership’s acquisition of these facilities.

We may be required to install additional air and water quality control equipment, such as low nitrogen oxide (NOx) burners, scrubbers, ammonia sensors and continuous emission monitors, at our facility to comply with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements also typically apply to competitors as well.

We endeavor to comply in all material respects with applicable environmental, health and safety regulations and have incurred substantial costs in connection with such compliance. Because these regulations are expected to continue to change, and generally to be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with these regulations to have a material adverse effect on our results of operations, financial position or net cash flows.

Our capital expenditures related to environmental control in 2007 were approximately $0.5 million. Environmental capital expenditures are projected to be approximately $3.5 million in the aggregate for the three years 2008, 2009 and 2010. The majority of these expenditures are for voluntary pollution prevention projects.

We believe that our policies and procedures now in effect comply with applicable environmental laws and with the permits relating to our facility in all material respects. However, in the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Although environmental expenditures in 2007 were not material, it is impossible to predict or quantify the impact of future environmental liabilities associated with releases of hazardous substances from our facility.

Employees

TNGP, the General Partner is responsible for managing our business. As of December 31, 2007, the General Partner had no employees. Terra Nitrogen Corporation (“TNC”), a Terra subsidiary and the prior general partner had 161 employees, who, along with Terra, provide services to us under the October 2007 Amended and Restated General and Administrative Services Agreement. TNCLP had no employees.

Available Information

TNCLP was formed as a limited partnership in Delaware in 1990 and is subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations (the “Exchange Act”). The Exchange Act requires us to file reports and other information with the U.S. Securities and Exchange Commission (SEC). Copies of these reports and other information can be obtained from the SEC through the following site:

Office of Public Reference
100 F Street, NE
Room 1580
Washington, D.C. 20549-0102

Phone: 1-800-SEC-0330
Fax: (202) 777-1027
E-mail: publicinfo@sec.gov

The SEC maintains a Web site that contains reports and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.terraindustries.com.

We also make available, free of charge on our Web site, the charters of the Audit Committee and the Nominating and Corporate Governance Committee, as well as the Corporate Governance Guidelines of our Board of Directors (“Board”) and our Code of Ethics and Standards of Business Conduct (including any amendment to, or waiver from, a provision of the Code of Ethics and Standards of Business Conduct) adopted by our Board. These documents are posted on our Web site at www.terraindustries.com.

Copies of any of these documents will also be made available, free of charge, upon written request to:

Terra Industries Inc.
Attn: Investor Relations
Terra Centre
600 Fourth Street
P.O. Box 6000
Sioux City, Iowa 51102-6000
Phone: (712) 277-1340

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

A substantial portion of our operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower production of our products.

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2007 comprised about 64% of our total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of the related nitrogen products could result in reduced profit margins and lower production. We have reduced production rates for periods of time in response to high natural gas prices. Globally, a significant number of competitors’ nitrogen production facilities have access to fixed-priced natural gas supplies. Our offshore competitors’ natural gas costs have been and likely will continue to be substantially lower than ours. Governmental or regulatory actions may also adversely affect both the supply availability and/or price of natural gas which could have a material adverse affect on the partnership’s business, financial condition and results of operations.

Declines in the prices of our products may reduce profit margins.

Prices for nitrogen products are influenced by the global supply and demand for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela. When the industry is oversupplied, as is common in commodity businesses, the price at which we sell our nitrogen products typically declines, which results in reduced profit margins, lower production rates and plant closures. U.S. supply is also affected by trade regulatory measures, which restrict imports into that market. Changes in those measures would likely adversely impact available supply and pricing.

Our products are subject to price volatility resulting from periodic imbalances of supply and demand, which may cause the results of operations to fluctuate.

Historically, our product prices have reflected frequent changes in supply and demand conditions. Changes in supply result from capacity additions or reductions and from changes in inventory levels. Product demand depends on demand for crop nutrients by the global agricultural industry and on the level of industrial production. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for our products are affected by general economic conditions. As a result of periodic imbalances of supply and demand, product prices have been volatile, with frequent and significant price changes. During periods of oversupply, the price at which we sell our products may be depressed and this could have a material adverse effect on our business, financial condition and results of operations.

Our products are global commodities and we face intense competition from other nitrogen fertilizer producers.

Nitrogen fertilizer products are global commodities and can be subject to intense price competition from both domestic and foreign sources. Fertilizers are global commodities, and customers, including end-users, dealers, other crop-nutrients producers and distributors, base their purchasing decisions principally on the delivered price and availability of the product. We compete with a number of U.S. and offshore producers, including state-owned and government-subsidized entities. The U.S. has trade regulatory measures in effect which are designed to address this type of unfair trade. Changes in these measures could have an adverse impact on our sales and profitability of the particular products involved. Some of our principal competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales. In addition, a portion of global production benefits from fixed-price natural gas contracts that have been, and could continue to be, substantially lower priced than our natural gas. Our inability to compete successfully could result in the loss of customers, which could adversely affect sales and profitability.

Our business is subject to risks related to weather conditions.

Adverse weather may have a significant effect on demand for our nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing season may cause agricultural customers to use less or different forms of nitrogen fertilizer, which may adversely affect demand for the forms of nitrogen fertilizer that we sell. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay our customers.

Weather and/or weather forecasts can dramatically affect the price of natural gas, our main raw material. Colder than normal winters as well as warmer than normal summers increase the natural gas demand for residential use. Also, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

Our inability to predict future seasonal nitrogen product demand accurately could result in low or excess inventory, potentially at costs in excess of market value.

The nitrogen products business is seasonal, with more nitrogen products used in North America during the second quarter, in conjunction with spring planting activity, than in any other quarter. Due to the seasonality of the business and the relatively brief periods during which products can be used by customers, we and/or our customers generally build inventories during the second half of the year to ensure timely product availability during the peak sales season. This increases our working capital needs during this period as we fund these inventory increases and support our customers’ inventory carry. If we underestimate future demand, profitability will be negatively impacted and customers may acquire products from our competitors. If we overestimate future demand, we will be left with excess inventory that will incur storage costs and/or we may liquidate such additional inventory and/or products at sales prices below our costs. We adjust our inventory cost monthly to the lower of actual cost or market in an attempt to mitigate a large one-time write down.

We are substantially dependent on our Verdigris, Oklahoma manufacturing facility, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

Our manufacturing operations may be subject to significant interruption if the manufacturing facility were to experience a major accident or were damaged by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. We currently maintain property insurance, including business interruption insurance although there can be no assurance that we have sufficient coverage, or can in the future obtain and maintain sufficient coverage at reasonable costs.

We may be adversely affected by environmental regulations.

Our operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Our operations are subject to comprehensive federal and state regulatory guidelines, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Emergency Planning and Community Right-to-Know Act, Toxic Substances Control Act and their state analogs. We could incur substantial costs, including capital expenditures for equipment upgrades, operational changes, fines and penalties and third-party claims for damages, as a result of noncompliance with, violations of or liabilities under environmental laws and regulations. We are also involved in the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or analogous laws for all or part of the costs of investigation and/or remediation if such materials have been or are disposed of or released at sites that require investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

We may be required to install additional pollution control equipment to comply with applicable environmental requirements.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. We may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors to comply with applicable environmental requirements. Such investments would reduce net income from future operations. Present and future environmental laws and regulations applicable to our operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, financial position or net cash flows.

Government regulation and agricultural policy may reduce the demand for nitrogen products.

Existing and future government regulations and laws may reduce the demand for nitrogen products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Any such decrease in the demand for nitrogen fertilizer products could result in lower unit sales and lower selling prices for our fertilizer products. U.S. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand for and selling prices of products. Environmental and safety regulations on the transportation of our products could also increase the cost of transportation, which would have a negative impact on our results of operations, financial position or net cash flows.

Terra Industries Inc. and its affiliates may engage in competition with us.

The partnership agreement does not prohibit Terra and its affiliates, other than the general partner TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in businesses that otherwise compete directly or indirectly with us. In addition, Terra may acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.

We are dependent on Terra Industries Inc.

We are dependent on Terra Industries Inc. (“Terra”) in a number of respects. Terra provides all of our management services and operates all of its facilities through its wholly-owned subsidiary TNGP, the General Partner and TNC. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than we do. Although Terra is affected by most of the factors that affect us, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. Our results of operations and financial condition might be adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. Information regarding Terra can be obtained in the various filings with the Securities and Exchange Commission, including Form 10-K, Form 10-Q and Form 8-K.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Production Facility

	Annual Capacity in Tons[1]
Location	Ammonia[2]	UAN 28%[3]

Verdigris, Oklahoma	1,050,000	2,200,000

1	The annual capacity contains an allowance for a planned maintenance shutdown.

2	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.

3	UAN 28% is equivalent to .875 tons of 32% UAN

The Partnership’s production facility in Verdigris, Oklahoma is located on 650 acres northeast of Tulsa, Oklahoma near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. The Partnership owns the plants, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The Partnership’s leasehold interest on the port terminal was renewed for five years in April 2004, and the Partnership has an option to renew the lease for an additional five-year term in 2009. The Partnership’s Verdigris production facility produces all of the Partnership’s nitrogen fertilizer products. This facility’s production capacity is shown in the table above.

The Partnership’s Verdigris production facility is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Verdigris, Oklahoma manufacturing facility was 106% in 2007, 95% in 2006 and 101% in 2005.

The Partnership owns all of its manufacturing and terminal facilities in fee, unless otherwise stated below.

Terminal Facilities

The Partnership owns and operates two terminals used to store and distribute its products to customers. The Partnership owns UAN terminals near Blair, Nebraska (Washington County) and Pekin, Illinois (Tazewell County). In addition, the Blair terminal stores and distributes ammonia.

Item 3.	Legal Proceedings

There is no pending or threatened litigation to the knowledge of the Partnership that would have a material adverse effect on the business or financial condition of the Partnership.

Item 4.	Submission of Matters to a Vote of Unitholders

No matters were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Units and Related Unitholder Matters and Issuer Purchases of Securities

	2007		2006
quarter	High	Low	High	Low

1st	$58.27	$30.82	$26.13	$19.05
2nd	132.99	56.00	24.00	18.51
3rd	140.35	66.18	26.47	19.25
4th	154.12	87.49	34.53	24.58

TNCLP’s common units are listed on the New York Stock Exchange under the symbol TNH. There is no public trading market with respect to the Class B common units. The high and low sales prices of the common units for each quarterly period for 2007 and 2006, as reported on the New York Stock Exchange Composite Price History, are shown above.

Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The limited partner interests consist of 18,501,576 common units and 184,072 Class B common units. Terra and its subsidiaries owned 13,899,014 common units and 184,072 Class B common units as of December 31, 2007, and the balance of the common units are traded on the New York Stock Exchange under the symbol “TNH.” The common units are referred to herein individually as a “unit” and collectively as “units.” Based on information received from TNCLP’s transfer and servicing agent, the number of registered unitholders as of January 31, 2008 is 154.

In connection with the restructuring, the general partner interest held by the Prior General Partner was restructured, resulting in the issuance of 184,072 non-voting Class B common units to the Prior General Partner. For additional information on the restructuring, see TNCLP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.

		Amount
	Amount Per	Distributed to
	Common	General Partner
	Unit	(In 000’s )

2007
First Quarter	$0.97	$9
Second Quarter	1.57	15
Third Quarter	3.00	28
Fourth Quarter	2.10	20

2006
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	0.92	8
Fourth Quarter	1.00	9

The quarterly cash distributions paid to the holders of common units and the General Partner in 2007 and 2006 appear in the table above.

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

Selected Historical Financial and Operating Data

The following table sets forth our historical financial and operating data for each of the five years ended December 31, 2007. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere in this report.

Selected Financial Data

	Year Ended December 31,
(dollars in thousands, except per unit amounts and average realized prices)	2007	2006	2005	2004	2003

Income Statement Data:
Total revenues	$636,308	$425,097	$455,522	$419,641	$404,399
Income (loss) from operations(1)	$200,453	$44,492	$55,481	$44,966	$(35,052)
Net income (loss)	$205,782	$46,192	$55,941	$45,871	$(35,268)
Net income (loss) per limited partnership unit	$10.90	$2.45	$2.95	$2.43	$(1.87)
Partnership Distributions Paid:
Limited partner	$142,793	$35,887	$54,635	$32,378	$4,626
General partner	$1,442	362	1,057	661	94

Total partnership distributions	$144,235	$36,249	$55,692	$33,039	$4,720

Distributions Paid Per Common Unit and Class B Common Unit:	$7.64	$1.92	$2.95	$1.75	$0.25

Balance Sheet Data:
Total assets	$413,786	$218,214	$191,292	$213,953	$196,238
Long-term debt and capital lease obligations, including current portion(2)	$—	$—	$12	$8,282	$8,333
Partners’ capital	$207,099	$144,072	$134,359	$133,984	$132,277
Operating Data (in 000’s of tons):
Production:
Ammonia — net of upgrades	330	268	292	325	366
UAN	2,295	2,085	2,217	2,139	2,280
Urea	—	—	—	197	335

Total production	2,625	2,353	2,509	2,661	2,981
Sales volume:
Ammonia	349	274	286	338	336
UAN	2,300	2,089	2,178	2,197	2,280
Urea	—	—	—	212	390

Total sales	2,649	2,363	2,464	2,747	3,006
Average realized prices ($/ton)(3)
Ammonia	380	$344	$325	$269	$242
UAN	195	$135	$148	$115	$97
Urea	—	$—	$—	$181	$166

(1)	During 2003, we recorded an impairment charge of $40.7 million of Blytheville’s long-term assets.

(2)	During the 2005 third quarter, we repaid $8.2 million of long-term debt due to an affiliate.

(3)	After deducting outbound freight costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As you read this management’s discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this report.

Introduction

In this discussion and analysis, we will explain our general financial condition and results of operations including:

•	factors which affect our business,
•	our earnings and costs in the periods represented,
•	changes in earnings and costs between periods,
•	sources of earnings,
•	impact of these factors on our overall financial condition,
•	expected future expenditures for capital projects, and
•	expected sources of cash for future capital expenditures.

We have organized our discussion and analysis as follows:

•	First, we discuss our strategy.
•	We then describe the business environment in which we operate including factors that affect our operating results.
•	We highlight significant events that are important to understanding our results of operations and financial condition.
•	We then review our results of operations, beginning with an overview of our total company results.
•	We review our financial condition addressing our sources and uses of cash, capital resources, capital requirements, off-balance sheet arrangements and commitments.
•	Finally, we discuss our critical accounting policies and recently issued accounting standards. The critical accounting policies are those that are most important to both the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Business Strategies

We are a leading producer and marketer of wholesale nitrogen products, serving agricultural and industrial markets. The nitrogen products industry has periods of oversupply during industry downturns that lead to capacity shutdowns at the least cost-effective plants. These shutdowns are followed by supply shortages, which result in higher selling prices and higher industry-wide production rates during industry upturns. The higher selling prices encourage capacity additions until we again start to see an oversupply, and the cycle repeats itself.

To succeed in this business, a producer must have the financial strength to weather industry downturns and the ability to serve its markets cost-effectively during every phase of the cycle. A nitrogen producer will also benefit from having one or more business segments that operate in non-agricultural markets to balance the cyclicality of those markets.

We base our business strategies on these concepts. In practice, this means we:

•	Manage our assets to reap the highest returns through the cycle. We accomplish this by maintaining our facilities to be safe and reliable, cultivating relationships with natural customers who due to their physical location can receive our product most economically, and closely managing the supply chain to keep storage, transportation and other costs down.
•	Develop higher-return product markets, such as that for UAN, our primary nitrogen fertilizer product.

In every case, we invest our capital judiciously to realize a return above the cost of capital over the industry cycle.

Recent Business Environment

The following factors are the key drivers of our profitability: nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance; and natural gas costs, particularly in North American markets.

Demand

Nitrogen products demand is driven by a growing global population, its desire for a higher-protein diet and to a lesser degree, by the rise of corn-consuming biofuels in North America. Nitrogen products can sometimes substitute for one another. For example, in today’s market environment a farmer who would ordinarily prefer ammonia because of its economics might be willing to accept another nitrogen product when soil conditions prohibit ammonia application or when ammonia is not available. This is because currently, very strong commodity grain prices are making yields realized at harvest—rather than dollars spent on inputs per acre of crop—the grower’s primary concern. While upgraded products contain less nitrogen by weight, they are generally easier to ship, store and apply than ammonia. A grower in these circumstances appreciates the greater application flexibility of upgraded products since it gives him a larger window of opportunity to get nitrogen on his crops and encourage a higher yield. In today’s market environment, upgraded products, and UAN in particular, are realizing significant premiums over ammonia as a nitrogen source. This should remain the case for as long as commodity grain prices hold strong.

Supply

Imports are a major factor in the nitrogen products supply picture, as they account for over half of the total North American nitrogen supply, with the levels varying among the various products. Products containing the highest percentage of nitrogen by weight are the most economical to ship, so make up the greatest share of those imports. Most producers exporting nitrogen products into North America can afford to do so only because they are manufacturing product with cheaper gas than that which is available to North American producers. European and Commonwealth of Independent States (“CIS”) producers have their own variable gas cost dynamics and cannot consistently export nitrogen products to North America profitably.

Natural Gas Costs

North American natural gas markets have been volatile for a number of years. From 2000 to 2005, European and CIS countries had lower natural gas costs than North America. During the industry downturn of those years, North American producers—having the highest cost basis—were the marginal producers, and many North American producers shut down capacity or went out of business altogether. In 2006 and 2007, North American natural gas prices moderated and became less volatile as liquefied natural gas (“LNG”) imports and other factors helped to stabilize supply. With gas markets leveling across the globe, European and CIS producers have become marginal and North American producers’ position has improved. Our natural gas cost disadvantage has been significantly reduced, and we retain our advantage of close proximity to our markets.

There continues to be gas-advantaged regions in the world, and we expect them to continue to export nitrogen products. We will manage our assets to be competitive.

Strategy Effectiveness

By executing the business strategies discussed above throughout 2007, we were able to:

•	Achieve strong production, earnings, cash flows and returns for TNCLP and our stockholders.
•	End the year with cash balances of $246 million, which included customer prepayments of $155 million.

Results of Operations

Consolidated Performance Summary

(in thousands)	2007	2006	2005

Revenues	$636,308	$425,097	$455,522
Operating Income	200,453	44,492	55,481

Nitrogen Volumes and Prices	2007		2006		2005

(quantities in	Sales	Average	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	349	$380	274	$344	286	$325
UAN	2,300	195	2,089	135	2,178	148

*	After deducting outbound freight costs

Summary of Revenue by Product

(in thousands)	2007	2006	2005

Ammonia	23%	25%	22%
UAN	77%	75%	78%

	100%	100%	100%

Results of Operations—2007 Compared with 2006

Revenues for 2007 were $636.3 million, compared to $425.1 million for 2006. The $211.2 million, or 50% increase in revenues was due to increased UAN volumes and prices of 10% and 44%, respectively, and increased ammonia volumes and prices of 27% and 10%, respectively. The increased volumes and sales prices are due to the increased demand for nitrogen products as discussed above.

Operating income for 2007 was $200.5 million as compared to $44.5 million for 2006. The $156 million operating income increase was primarily due to $136.2 million increase in sales prices and $24.9 million of sales volume increases. Natural gas prices decreased in 2007, which reduced total costs by approximately $7.4 million. Operating expenses increased $12.5 million, primarily as a result of higher selling, general and administrative (SGA) costs that are allocated to us from Terra. Our increased 2007 SGA allocation was primarily related to higher share-based compensation expenses related to improved performance and stock price increase.

Results of Operations—2006 Compared with 2005

Revenues for 2006 decreased 7% compared to 2005 primarily due to lower UAN sales prices and volumes, partially offset by increased ammonia prices. UAN prices decreased 9% in 2006 as compared to 2005 due to lower demand as a result of a decrease in planted corn acres.

The operating income for 2006 was $44.5 million, as compared to $55.5 million in 2005. The $11.0 million decrease in operating income was primarily due to a $21.1 million reduction to sales prices and a $2.8 million reduction in sales volumes, offset by $13.8 million in lower natural gas costs. Sales volumes decreased due to lower planted corn acres and drought conditions in the southwest United States. Natural gas prices declined due to increased levels of natural gas in storage. Natural gas costs in 2006 included the effects of forward pricing contracts that were $25.3 million higher than natural gas spot prices.

Operating expenses of $8.6 million increased $0.9 million, primarily as the result of increased management, selling and administrative expenses charged by Terra to the Partnership that included higher expenses for long-term compensation programs that are tied to shareholder returns.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding needs are to support working capital and capital expenditures. We intend to fund our needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under our revolving credit facility.

Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra weekly. Because of this cash collection and distribution arrangement, Terra is a creditor to us.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

Total cash provided by (used in)	2007	2006	2005

Operating activities	$347,608	$83,894	$24,823
Investing activities	(19,520)	7,163	5,496
Financing activities	(144,235)	(36,261)	(63,943)
Increase (decrease) in cash and cash equivalents

	$183,853	$54,796	$(33,624)

Operating Activities

Net cash provided by operating activities for 2007 represented $223.6 million from operations and $124.0 million from working capital changes. The working capital changes were primarily due to a $119.3 million increase in customer prepayments, which at December 31, 2007 totaled $154.6 million that we expect to fulfill during the first half of 2008.

Investing Activities

During 2007, we spent $7.1 million on capital expenditures for replacement additions to plant and equipment and $14.9 million for plant turnaround costs. The plant turnaround costs represent periodic scheduled maintenance costs and occur generally every two years. These expenditures were partly offset by receipt of demand deposits from an affiliate, Terra.

Financing Activities

During 2007, we paid distributions of approximately $144.2 million to our unitholders. The distributions paid are based on the available cash, as defined our Agreement of Limited Partnership. See Partnership Distributions on page 22 and Note 3 of our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data for further detail regarding distributions.

Revolving Credit Facility

We have a $50 million revolving credit facility that in February 2007 was extended through January 31, 2012. We extended the credit facility in conjunction with Terra’s debt refinancing in February 2007. A portion of this facility is available for swing loans and for the issuance of letters of credit. At December 31, 2007, there were no revolving credit borrowings, and there were no outstanding letters of credit. The credit agreement requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. Terra and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. For additional information regarding our credit facility, see Note 7 of our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital.

In addition, if our aggregate borrowing availability falls below $10 million, we are required to have generated $25 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items as defined in the credit facility for the preceding four quarters. We are also required to maintain a minimum aggregate unused borrowing availability of $5 million at all times. We expect the facility to be adequate to meet our operating needs.

Our ability to continue to meet the covenants under the credit facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants, or to obtain a waiver from the lenders, would result in our default such that all outstanding amounts could become immediately due and payable and we would be unable to borrow additional amounts under the credit facility. Access to adequate bank facilities may be critical to funding our operating cash needs and purchase of financial derivatives to manage our exposure to natural gas commodity price risk. Therefore, any default or termination of the revolving credit facility could have a material adverse effect on our business.

Debt

The General Partner is an indirect, wholly-owned subsidiary of Terra. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner’s independent directors.

Capital Expenditures

We had $7.1 million of capital expenditures in 2007, used primarily for replacing operating plant and equipment. Plant turnaround costs represent cash used for the periodic scheduled maintenance of our continuous process production facilities, generally every two years. We funded $14.9 million of plant turnaround costs during 2007. We expect 2008 capital expenditures to be approximately $12.0 million for operating plant and equipment. We do not expect any turnaround costs in 2008.

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $1.7 million, $1.7 million and $0.9 million in 2007, 2006 and 2005, respectively. Because we expect environmental, health and safety regulations to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. However, we do not expect that our compliance with these regulations will have a material adverse effect on our results of operations, financial position or net cash flows.

In addition, we incurred $0.5 million, $0.5 million and $1.2 million of capital expenditures in 2007, 2006 and 2005, respectively, related to capital improvements to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with these existing requirements in 2008, 2009 and 2010 will be approximately $3.4 million. The majority of these expenditures are for voluntary pollution prevention projects.

Partnership Distributions

We make quarterly distributions to our partners based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $144.2 million, $36.2 million and $55.7 million to our partners in 2007, 2006 and 2005, respectively.

We receive 99% of the available cash and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent our available cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner except when cumulative distributions of available cash exceed specified target levels above the Minimum Quarterly Distribution (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests. As of December 31, 2007, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before our General Partner receives an incentive payment was $125.3 million, or $6.70 per unit.

When cumulative distributions of Available Cash exceed specified target levels above the MQD, our General Partner’s percentage interest in the Partnership’s distributions of available cash at various levels follows:

	Income and Distribution Allocation

				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total

Minimum Quarterly Distribution	$0.605	0.605	98.99%	0.98%	0.03%	100.00%
First Target	0.715	0.110	98.99%	0.98%	0.03%	100.00%
Second Target	0.825	0.110	85.86%	1.01%	13.13%	100.00%
Third Target	1.045	0.220	75.76%	1.01%	23.23%	100.00%
Final Target and Beyond	$1.045	—	50.51%	1.01%	48.48%	100.00%

On February 7, 2008, the Partnership announced a $4.45 per unit distribution to be paid during the 2008 first quarter. As a result of this distribution, we estimate the pro forma cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of March 31, 2008 is anticipated to be approximately $53.5 million, or $2.86 per unit.

General Partner Option to Effect Mandatory Redemption of Partnership Units

At December 31, 2007, the General Partner and its affiliates owned 75.3% of our outstanding common units. When less than 25% of the issued and outstanding common units are held by non-affiliates of the General Partner, as was the case at December 31, 2007, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates the right to acquire all of the outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give common unitholders at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding common units. The purchase price per unit will be the greater of (1) the average of the daily closing prices per unit for the previous 20 trading days as of the date five days before a notice of such election is mailed and (2) the highest price paid by the

General Partner or any of its affiliates for any common unit within the 90 days preceding the date the a notice of such election is mailed.

Off-balance Sheet Arrangements and Contractual Obligations

We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows at December 31, 2007:

(in millions)	Payments Due In

	2008	2009-2010	2011-2012	Thereafter

Operating leases	$15,023	$25,626	$15,907	$4,047
Purchase obligations	58,507	1,039	1,123	146

Total	$73,530	$26,665	$17,030	$4,193

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates that management makes. We based our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. We have discussed the development and selection of our critical accounting estimates, and the disclosure regarding them, with the audit committee of the Board of Directors of our General Partner, and do so on a regular basis. Actual results may differ materially from these estimates.

Derivatives and Financial Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs. We may also use similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes.

Inventory

Inventories are stated at the lower of average cost or estimated net realizable value. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, we reduce the carrying amount to the estimated net realizable value.

Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. We determine the cost of inventories using the first-in, first-out method.

Revenue Recognition

We recognize revenue when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. We classify any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in accounting principles generally accepted in the United States (GAAP). The statement is effective on a prospective basis for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective for us beginning January 1, 2008. We do not expect to adopt SFAS 159 for any instruments at this time.

In December 2007, the FASB issued SFAS 141R, Business Combination, which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tack benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact SFAS 160 may have on our financial statements.

The Financial Accounting Standards Board (FASB) has issued Draft Abstract Emerging Issues Task Force (EITF) Issue 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07-4 is in draft status with a comment period available through February 8, 2008. The draft EITF 07-4 specifies the treatment of earnings per unit calculations when incentive distribution rights exist.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Financial Instruments

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We use derivative financial instruments to manage risk in the area of changes in natural gas prices. We have no foreign currency exchange rate risk.

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

Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and the General Partner manages some of this volatility through the use of derivative commodity instruments. We have hedged approximately 36% of anticipated 2008 requirements and none of our requirements beyond December 31, 2008. The fair value of these instruments is estimated based on published referenced prices and quoted market prices from brokers. These instruments fixed natural gas prices at $4.9 million higher than published prices for December 31, 2007 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on the Partnership’s derivatives outstanding at December 31, 2007 and 2006, which included swaps and basis swaps, a $1 per MMBtu increase in NYMEX pricing would increase the Partnership’s natural gas costs by approximately $3.7 million and $1.8 million, respectively, and a $1 per MMBtu decrease in NYMEX pricing would decrease our natural gas costs by approximately $3.7 million and $2.7 million, respectively.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2008

Consolidated Balance Sheets

	At December 31,
(in thousands)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$246,140	$62,287
Demand deposits with affiliate	—	2,457
Accounts receivable	49,635	37,676
Inventory	19,343	22,709
Other current assets	4,906	3,334

Total current assets	320,024	128,463

Property, plant, and equipment, net	71,289	74,096
Other assets	22,473	15,655

Total assets	$413,786	$218,214

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$28,966	$27,732
Accrued liabilities	12,900	2,559
Fair value of derivative instruments	7,959	8,051
Customer prepayments	154,644	35,326

Total current liabilities	204,469	73,668

Other liabilities	2,218	474

Total liabilities	206,687	74,142

Commitments and contingencies (Note 10)	—	—
Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	221,726	160,795
General partner’s interest	(9,928)	(10,544)
Accumulated other comprehensive loss	(4,699)	(6,179)

Total partners’ capital	207,099	144,072

Total liabilities and partners’ capital	$413,786	$218,214

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per-unit amounts)	2007	2006	2005

Revenues
Revenues	$635,510	$424,698	$454,784
Other income	798	399	738

Total Revenues	636,308	425,097	455,522

Cost of goods sold	414,686	371,971	392,330

Gross profit	221,622	53,126	63,192

Operating expenses	21,169	8,634	7,711

Income from operations	200,453	44,492	55,481
Interest expense	(324)	(440)	(707)
Interest income	5,653	2,140	1,167

Net income	$205,782	$46,192	$55,941

Net income allocable to limited partners’ interest	$203,724	$45,730	$54,737

Net income per limited partnership unit	$10.90	$2.45	$2.95

See Notes to the Consolidated Financial Statements

Consolidated Statements of Partners’ Capital

			Accumulated
	Limited	General	Other	Total
	Partners’	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Interests	Interest	Income (loss)	Capital	Income

Partners’ capital at January 1, 2005	$150,850	$(10,791)	$(6,075)	$133,984

Net income	54,737	1,204	—	55,941	$55,941
Change in fair value of derivatives	—	—	126	126	126

Comprehensive income					$56,067

Distributions	(54,635)	(1,057)	—	(55,692)

Partners’ capital at December 31, 2005	150,952	(10,644)	(5,949)	134,359

Net income	45,730	462	—	46,192	$46,192
Change in fair value of derivatives	—	—	(230)	(230)	(230)

Comprehensive income					$45,962

Distributions	(35,887)	(362)	—	(36,249)

Partners’ capital at December 31, 2006	160,795	(10,544)	(6,179)	144,072

Net income	203,724	2,058	—	205,782	$205,782
Change in fair value of derivatives	—	—	1,480	1,480	1,480

Comprehensive income					$207,262

Distributions	(142,793)	(1,442)	—	(144,235)

Partners’ capital at December 31, 2007	$221,726	$(9,928)	$(4,699)	$207,099

Limited partnership units issued and
outstanding at December 31,	2007	2006	2005

Common Units	18,501,576	18,501,576	18,501,576
Class B Common Units	184,072	184,072	184,072

Total units outstanding	18,685,648	18,685,648	18,685,648

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2007	2006	2005

Operating Activities
Net income	$205,782	$46,192	$55,941
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation & amortization	17,668	14,392	14,302
Non-cash loss on derivative instruments	163	344	1,044
Gain on sale of property, plant and equipment	—	(1,277)	—
Changes in operating assets and liabilities:
Receivables	(11,959)	(5,588)	(11,009)
Inventory	3,366	4,023	(11,003)
Accounts payable, accrued liabilities and customer prepayments	130,893	20,327	(18,794)
Other assets and liabilities	1,695	5,481	(5,658)

Net cash flows from operating activities	347,608	83,894	24,823

Investing Activities
Capital expenditures	(7,120)	(8,272)	(8,855)
Plant turnaround costs	(14,857)	(11,411)	(1,212)
Changes in demand deposits with affiliate	2,457	24,048	10,572
Proceeds from the sale of property, plant and equipment	—	2,798	4,991

Net cash flows from investing activities	(19,520)	7,163	5,496

Financing Activities
Partnership distributions paid	(144,235)	(36,249)	(55,692)
Repayment of long-term debt and capital lease obligations	—	(12)	(8,251)

Net cash flows from financing activities	(144,235)	(36,261)	(63,943)
Net increase (decrease) in cash and cash equivalents	183,853	54,796	(33,624)
Cash and cash equivalents at beginning of year	62,287	7,491	41,115

Cash and cash equivalents at end of year	$246,140	$62,287	$7,491

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$253	$253	$243

See Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1.	Organizational Structure and Nature of Operations

Terra Nitrogen Company, L.P. (“TNCLP”, “we”, “our” or “us”) is a Delaware limited partnership that owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the “Operating Partnership”; collectively with TNCLP, the “Partnership,” unless the context otherwise requires).

Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interest consists of 18,501,576 Common Units and 184,072 Class B Common Units. Terra Industries Inc. (Terra) and its subsidiaries owned 13,889,014 Common Units and 184,072 Class B Common Units as of December 31, 2007. The balance of Common Units is traded on the New York Stock Exchange under the symbol “TNH”.

We manufacture and sell nitrogen products, including ammonia and urea ammonium nitrate solution (“UAN”), which are principally used by farmers to improve the yield and quality of their crops. We sell products primarily throughout the U.S. on a wholesale basis. Our customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements reflect the consolidated assets, liabilities and operations. All intercompany accounts and transactions have been eliminated. Income is allocated to the General Partner and the Limited Partners in accordance with the provisions of the TNCLP Agreement of Limited Partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year.

Cash and Cash Equivalents—We classify cash and short-term investments with an original maturity of three months or less as cash and cash equivalents. Demand deposits with affiliate are not classified in cash and cash equivalents.

Demand Deposits with Affiliate—Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra weekly. As a result of this cash collection and distribution arrangement, Terra is a creditor to us.

Receivables—Account receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectibility of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions in determination of an allowance amount. As of December 31, 2007 and 2006, we have determined that an allowance against our receivables was not necessary.

Inventories—Inventories are stated at the lower of average cost or estimated net realizable value. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net reliable value.

Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. The cost of inventories is determined using the first-in, first-out method.

We estimate a reserve for obsolescence and excess of materials and supplies inventory. Inventory is stated net of the reserve.

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

Impairment of Long-Lived Assets—We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset.

Derivatives and Financial Instruments—We account for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.

Terra Industries Inc. and its subsidiaries (“Terra”) enter into derivative instruments with counterparties for our operations. When Terra enters into a derivative instrument for our operations, we simultaneously enter into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between Terra and us are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. The types of derivative instruments entered into include futures contracts, swap agreements, put and call options to cap or fix prices for a portion of our natural gas production requirements. Terra may also enter into similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes.

Revenue Recognition—Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. We classify any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue.

Cost of Sales—The cost of manufacturing fertilizer products is recorded when the fertilizer products are sold and revenue is recognized. We classify amounts directly or indirectly billed to our customers for shipping and handling as cost of sales. Premiums paid for option contracts are deferred and recognized in cost of sales in the month to which the related derivative transactions are settled. Realized gains and losses on derivatives activities are recognized in cost of sales.

Income Taxes—We are not subject to income taxes. The income tax liability of the individual partners is not reflected in our consolidated financial statements.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Standards—In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The statement is effective on a prospective basis for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective for the Partnership beginning January 1, 2008. We do not expect to adopt SFAS 159 for any instruments at this time.

In December 2007, the FASB issued SFAS 141R, Business Combination, which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tack benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact SFAS 160 may have on our financial statements.

The Financial Accounting Standards Board (FASB) has issued Draft Abstract Emerging Issues Task Force (EITF) Issue 07-4, Application of the Two - Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07-4 is in draft status with a comment period available through February 8, 2008. The draft EITF 07-4 specifies the treatment of earnings per unit calculations when incentive distribution rights exist.

3.	Agreement of Limited Partnership

We make quarterly distributions to our partners based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $144.2 million, $36.2 million and $55.7 million to our partners in 2007, 2006 and 2005, respectively.

We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (“the Operating Partnership”) and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distribution (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests. As of December 31, 2007, the cumulative shortfall on quarterly distributions to holders of Common Units that must be paid before our General Partner receives an incentive payment was $125.3 million, or $6.70 per unit.

When cumulative distributions of Available Cash exceed specified target levels above the MQD, our General Partner’s percentage interest in the Partnership’s distributions of Available Cash at various levels follows:

	Income and Distribution Allocation

				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total

Minimum Quarterly Distribution	$0.605	0.605	98.99%	0.98%	0.03%	100.00%
First Target	0.715	0.110	98.99%	0.98%	0.03%	100.00%
Second Target	0.825	0.110	85.86%	1.01%	13.13%	100.00%
Third Target	1.045	0.220	75.76%	1.01%	23.23%	100.00%
Final Target and Beyond	$1.045	—	50.51%	1.01%	48.48%	100.00%

On February 7, 2008, the Partnership announced a $4.45 per unit distribution to be paid during the 2008 first quarter. As a result of this distribution, the pro forma cumulative shortfall that must be paid before the General Partner affiliate receives an incentive payment as of March 31, 2008 is anticipated to be approximately $53.5 million, or $2.86 per unit.

The General Partner is required to remit the majority of cash distributions it receives from the Partnership in excess of its 1% Partnership equity interest to an affiliated company.

In 2007 and 2006, we paid cash distributions in the amount of $144.2 million and $36.2 million, respectively.

The quarterly cash distributions paid to the Unitholders and the General Partner in 2007 and 2006 follow:

	Limited Partner		General Partner

	Total	$Per	Total
	($000s)	Unit	($000s)

2007
First Quarter	18,303	0.97	9
Second Quarter	29,625	1.57	15
Third Quarter	56,609	3.00	28
Fourth Quarter	39,626	2.10	20
2006
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	17,361	0.92	8
Fourth Quarter	18,871	1.00	9

At December 31, 2007, the General Partner and its affiliates owned 75.3% of our outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, the Partnership, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but no more than 60 days’ notice to common unitholders of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

4.	Net Income per Limited Partnership Unit

Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.

The following table provides a reconciliation between basic and diluted income per unit for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

(in thousands, except per-share amounts)	2007	2006	2005

Basic income per limited Partnership unit computation:
Net income allocable to limited Partners’ interest	$203,724	$45,730	$54,737
Weighted average units outstanding	18,685	18,685	18,563

Net income per limited Partnership unit	$10.90	$2.45	$2.95

On September 1, 2005, 184,072 Class B Common Units were issued to TNC.

There were no dilutive Partnership units outstanding for the year ended December 31, 2007, 2006 and 2005.

5.	Inventories

Inventories consisted of the following:

	December 31,

(in thousands)	2007	2006

Materials and supplies	$8,231	$7,925
Finished goods	11,112	14,784

Total	$19,343	$22,709

Inventory is valued at actual first in/first out cost. Costs include raw material, labor and overhead.

6.	Derivative Financial Instruments

We manage risk using derivative financial instruments for changes in natural gas supply prices and changes in nitrogen prices. Derivative financial instruments have credit risk and market risk.

Terra enters into derivative instruments with counterparties for our operations. When Terra enters into a derivative instrument for our operations, we simultaneously enter into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between us and Terra are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. The credit rating of counterparties may be modified through guarantees, letters of credit or other credit enhancement vehicles.

We classify a derivative financial instrument as a hedge if all of the following conditions are met:

•	The item to be hedged must expose us to currency or price risk.

•	It must be probable that the results of the hedge position substantially offset the effects of currency or price changes on the hedged item (e.g., there is a high correlation between the hedge position and changes in market value of the hedge item).

•	The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.

We purchase natural gas to meet production requirements at our manufacturing facility are purchased at market prices. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements and inventory through the use of futures contracts, swaps and options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10% to 20% of the contract value and option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from the Partnership for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of a NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

The following summarizes the position of open natural gas derivative contracts at December 31, 2007 and December 31, 2006:

	Other	Fair Value
	Current	of Derivative	Net
(in thousands)	Assets	Instruments	Asset (Liability)

December 31, 2007	$3,101	$(7,959)	$(4,858)
December 31, 2006	$1,529	$(8,051)	$(6,522)

Certain derivatives outstanding at December 31, 2007 and 2006, which settled during January 2008 and January 2007, respectively, are included in the position of open natural gas derivatives in the table above. The January 2008 derivatives settled for an approximate $3.2 million loss compared to the January 2007 derivatives which settled for an approximate $2.9 million loss. All open derivatives at December 31, 2007 will settle during the next twelve months.

We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $0.2 million to cost of sales for the quarter ending December 31, 2007.

The effective portion of gains and losses on settlement of these contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) and are credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions’ fair value. The risks and rewards of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices.

The activity related to accumulated other comprehensive loss for the twelve-month periods ended December 31, 2007 and 2006 is:

(in thousands)	2007	2006

Beginning accumulated loss	$(6,179)	$(5,959)
Reclassification into earnings	24,952	25,455
Net change associated with current period hedging transactions	(23,472)	(25,685)

Ending accumulated loss	$(4,699)	$(6,179)

Approximately $4.7 million of the accumulated other comprehensive loss at December 31, 2007 will be reclassified into earnings during the next year.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At December 31, 2007, we did not have any open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the years ending December 31, 2007, 2006 and 2005, the Partnership recognized losses of $2.6 million, $0.6 million and $2.2 million, respectively, on these forward derivative instruments.

7.	Revolving Bank Credit Facility

In the first quarter of 2007, we amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 6.35% at December 31, 2007). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At December 31, 2007, we had $50.0 million of borrowing availability as there were no outstanding borrowings or letters of credit under the facility.

8.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31,

(in thousands)	2007	2006

Assets owned:
Land	$1,699	$1,846
Building and improvements	6,550	6,562
Plant and equipment	227,066	221,199
Construction in progress	1,724	1,195

	237,039	230,802
Less accumulated depreciation and amortization	(165,750)	(156,706)

Total	$71,289	$74,096

9.	Transactions with Affiliates

Under the provisions of the TNCLP Agreement of Limited Partnership, TNGP or Terra, TNGP’s parent company, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership. Terra is also reimbursed for the portion of TNGP’s or its affiliates’ administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of our business and are reasonably allocable to us. Since we have no employees, some employee benefits, such as health insurance and pension, are allocated between TNCLP and other Terra affiliates based on direct payroll. Management believes such costs would not be materially different if we were obtaining these benefits on a stand-alone basis. For the years ended December 31, 2007, 2006 and 2005, payroll and payroll-related expenses of $15.5 million, $15.5 million and $14.9 million, respectively, were charged to us.

Certain services including sales, customer service and distribution are provided by Terra Nitrogen Corporation (TNC), an affiliate of Terra, to us. The portion of these expenses allocated to the General Partner is charged to us. Expense allocations are based on revenue. Since it is not practical to estimate the cost to duplicate the selling support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if we were obtaining these services on a stand-alone basis. Allocated expenses under this Agreement to us were $5.9 million, $3.1 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to the General Partner. The portion of these expenses allocated to the General Partner that relate to its activities as General Partner is charged to us. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Since it is not practicable to estimate the cost to duplicate the general and administrative support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if we were obtaining these services on a stand-alone basis. Allocated expenses under this agreement charged to us were $15.3 million, $5.3 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Certain supply terminals and transportation equipment are generally available for use by us and other Terra affiliates. The costs associated with the operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system are centralized. The Partnership or Terra is charged based on the actual usage of such assets and freight costs incurred.

The General Partner has no employees. The prior General Partner’s employees are members of the Terra Industries Inc. Employees’ Retirement Plan (the “Terra Retirement Plan”), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for the prior General Partner’s employees. The General Partner recorded pension costs of $1.8 million, $2.2 million and $2.5 million ($1.2 million, $1.6 million and $1.7 million of which was charged to the Partnership) in 2007, 2006 and 2005, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation.

Terra maintains a qualified savings plan that allows employees to contribute a percentage of their total compensation up to a maximum defined by the plan. Each employee’s contribution, up to a specified maximum, may be matched by the General Partner based on a specified percentage of employee contributions. Employee contributions vest immediately, while the General Partner’s contributions vest over five years. Expenses associated with the General Partner’s contribution to the Terra qualified savings plan charged to us for the years ended December 31, 2007, 2006 and 2005 were $0.4 million each year.

Cash balances are transferred to us from Terra weekly. At December 31, 2007, we had a payable balance to Terra of $3.2 million. At December 31, 2006, $2.5 million was deposited with Terra.

10.	Commitments and Contingencies

The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

(in thousands)

2008	$15,023
2009	13,452
2010	12,174
2011	8,905
2012	7,002
2013 and thereafter	4,047

Net minimum lease payments	$60,603

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2009, and we have the option to renew the lease for an additional term of five years.

Rent expense under non-cancelable operating leases amounted to approximately $6.0 million, $5.5 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, we had commitments of approximately $48.5 million related to firm gas commitments, open purchase orders and contractual pipeline fees. The natural gas commitments are based on a firm amount of natural gas at the December 31, 2007 natural gas price. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

We are involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management’s opinion is that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, financial position or net cash flows.

11.	Other Financial Information and Concentration of Credit Risk

Fair values of financial instruments:  We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

•	Cash and cash equivalents—The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Demand deposits with affiliate—The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Financial instruments—Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at December 31, 2007 and 2006. The unrealized loss on these contracts is disclosed in Note 6.

Concentration of credit risk: We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and our geographic dispersion.

12.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Total Revenues	$128,157	$177,440	$133,151	$197,560
Gross profit	37,387	63,329	46,661	74,245
Net income	35,330	57,057	45,611	67,784
Net income per limited unit	1.87	3.02	2.42	3.59
2006
Total Revenues	$95,457	$119,151	$92,014	$118,475
Gross profit	(653)	19,046	15,422	19,311
Net income	(2,437)	17,365	13,721	17,543
Net income per limited unit	(0.13)	0.92	0.73	0.93

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term in defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the review and evaluation. There were no material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

(c) Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered accounting firm, and issued their report, a copy of which is included in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

We have audited the internal control over financial reporting of Terra Nitrogen Company, L.P. (a limited partnership) (the “Partnership”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Partnership and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2008

Part III

Item 10.	Directors and Executive Officers of the Registrant

The General Partner acts as the manager of TNCLP and the Operating Partnership. Unitholders do not direct or participate in the management or control of either TNCLP or the Operating Partnership. The General Partner does not intend to establish an advisory board or similar body to which the unitholders would be entitled to elect representatives.

We have no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of TNGP, the General Partner. The sole stockholder of the General Partner elects the directors of the General Partner. All directors hold office until their successors are duly elected and qualified or their earlier resignation or removal. All officers of the General Partner serve at the discretion of the directors.

The board’s independence determination described under the headings Audit Committee and Nominating and Corporate Governance Committee was based on information provided by the General Partner’s directors and discussions among the General Partner’s officers and directors. The nominating and corporate governance committee reviews and designates director-nominees in accordance with the policies and principles of its charter and the Corporate Governance Guidelines.

Directors

Coleman L. Bailey	Mr. Bailey has been a director of TNGP (or its predecessor TNC) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. He currently serves as Chairman of the Board of Mississippi Phosphates Corporation. Age 57.

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, and served as Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 54.

Michael A. Jackson	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He was the President and Chief Executive Officer of Agri Business Group, Inc. from 1979 through October 31, 2005; and has been the President and Chief Executive Officer of ABG, Inc., an Adayana company from November 1, 2005 to the present. Age 53.

Dennis B. Longmire	Dr. Longmire has been a director of TNGP (or its predecessor TNC) since April 1997. He has been Chief Executive Officer of McCauley Bros., Inc. since September 1999. Age 63.

Francis G. Meyer	Mr. Meyer has been Vice President of TNGP (or its predecessor TNC) since December 1994 and a director since March 1995. He has been Executive Vice President of Terra since August 2007, and was Senior Vice President and Chief Financial Officer of Terra since November 1995. Mr. Meyer retires from Terra effective April 2008. Age 55.

Theodore D. Sands	Mr. Sands has been a director of TNGP (or its predecessor TNC) since July 2000. He has been the President of HAAS Capital, LLC since February 1999. Age 62.

Several directors also serve on the boards of directors of other companies subject to the reporting requirements of the U.S. federal securities laws. Mr. Bailey is a director and Chairman of the Board of Mississippi Phosphates Corporation; Mr. Bennett is a director of Terra Industries Inc. and Alliant Energy; Dr. Longmire is a director of McCauley Bros., Inc.; and Mr. Sands is a director of Arch Coal Inc.

Principal Operating Executive Officers

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, and served as Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 54.

Joseph D. Giesler	Mr. Giesler has been Vice President of TNGP since April 2006. He has been Senior Vice President, Commercial Operations of Terra since December 2004; and served as Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; and Director of Marketing for Terra from June 2000 to August 2001. Age 49.

Daniel D. Greenwell	Mr. Greenwell was elected Vice President and Chief Financial Officer of TNGP in February 2008, and served as Vice President and Chief Accounting Officer of TNGP from April 2006 to February 2008. He has been Senior Vice President and Chief Financial Officer of Terra since August 1, 2007; and served as Vice President, Controller of Terra from April 2005 to August 2007; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer for Zoltek Companies Inc. from 1996 to 2002. Age 45.

John W. Huey	Mr. Huey has been Vice President, General Counsel and Corporate Secretary of TNGP since October 2006. He was an attorney with Shughart, Thomson & Kilroy from 2005 to September 2006 and an attorney with Butler Manufacturing Company from 1978-2004, serving most recently as Vice President and General Counsel from 1998 to 2004. Age 60.

Richard S. Sanders Jr.	Mr. Sanders has been Vice President, Manufacturing of TNGP (or its predecessor TNC) since October 2003. He has been Vice President, Manufacturing of Terra since July 2003 and Plant Manager, Verdigris facility from 1995 to 2003. Age 50.

None of the executive officers or directors of TNGP is related by blood, marriage or adoption to any other executive officer or director of TNGP.

Meetings of the Board

The board of directors held four regular meetings in 2007. Each director attended 100% of the total meetings of the board and board committees of which he was a member.

Audit Committee

In 2007, the Audit Committee of the Board of Directors of TNGP met four times and is currently composed of Messrs. Longmire (Chairman), Sands, Bailey and Jackson. Each audit committee member is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of TNGP, the Partnership and the Operating Partnership. The Board of Directors has further determined that Mr. Longmire meets the requirements to be named “audit committee financial expert” as the term has been defined by the Securities & Exchange Commission (“SEC”). The Audit Committee Charter was adopted by TNC’s board of directors on January 23, 2004 and by the General Partner’s board of directors on September 1, 2005, and is reviewed annually by the Audit Committee. A copy of the charter has been posted on Terra’s Web site at www.terraindustries.com, and is available in print to unitholders upon request. All such requests should be made in accordance with directions contained in the Investor Relations section of this Report.

Nominating and Corporate Governance Committee

In 2007, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met two times and is currently composed of Messrs. Sands (Chairman), Longmire, Bailey and Jackson. Each of these committee members is a non-employee director and meets the “independence” requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Nominating and Corporate Governance Committee Charter was adopted by the TNC Board on January 23, 2004, and by the General Partner’s board of directors on September 1, 2005, and is reviewed annually by the Nominating and Corporate Governance Committee. A copy has been posted on Terra’s Web site at www.terraindustries.com and is available in print to unitholders upon request as described in the Investor Relations section of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than 10% beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the SEC and the New York Stock Exchange (“NYSE”). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP’s executive officers and directors, all of the Partnership’s officers, directors and greater than 10% beneficial owners made all required filings during and with respect to 2007 in a timely manner, except Messrs. Bailey, Jackson, Longmire and Sands. Each of these directors filed a late report on Form 4 to correct our inadvertent failure to report the crediting of phantom units to their accounts under our director phantom unit plan for outside directors at various times during 2005, 2006 and 2007 as “phantom stock” transactions.

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

During 2007, in accordance with the Corporate Governance Guidelines, non-management directors met at regularly scheduled executive sessions of the board without management and the independent directors met in executive session. The executive sessions are held at board meetings and the non-management directors choose one of the non-management directors to lead the discussion and preside at each such meeting.

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

Compensation Discussion and Analysis

We do not have any executive officers or employees. Instead, we are managed by our General Partner, Terra Nitrogen GP Inc. (“TNGP”), the executive officers of which are employees of Terra Industries Inc. or its subsidiaries (“Terra”). Terra owns approximately 75% of the outstanding common units representing our limited partnership interests and Terra is also the 100% owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from Terra, although a portion of Terra’s expenses for the executive officers’ compensation is allocated to us pursuant to the Amended and Restated General and Administrative Services Agreement Regarding Services by Terra Industries Inc. The compensation committee of the board of directors of Terra is responsible for the compensation decisions relating to the executive officers of TNGP. The board of directors of TNGP does not have a compensation committee and does not make any decisions with respect to the compensation of the TNGP executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by Terra, see the Schedule 14A definitive proxy statement of Terra Industries Inc. as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008.

Since neither TNCLP nor TNGP provides any compensation directly to TNGP’s executive officers and neither has any involvement in determining their compensation, we have concluded that a discussion of the compensation awarded to, earned by and paid to TNGP’s named executive officers, as required pursuant to Item 402(b) of Regulation S-K, would not be meaningful. Therefore, our Compensation Discussion and Analysis does not resemble that of most public companies. Instead, we think it is more meaningful to describe the arrangement pursuant to which we receive services from Terra and reimburse Terra for a portion of the compensation costs it incurs with respect to TNGP’s executive officers and other employees who provide services to us.

Since we have no executive officers or employees, all employment-related functions, including manufacturing, production, sales, customer service, distribution, accounting, legal, risk management and investor relations are provided to us by employees of Terra or other affiliates of Terra.

All production and manufacturing services are provided to us by employees of Terra Nitrogen Corporation (“TNC”), which is also a wholly owned subsidiary of Terra. The compensation costs and employee benefits of these employees are charged to us. Neither TNCLP nor TNGP makes any compensation decisions related to these employees. In addition, TNGP records pension costs for certain of these employees who participate in the Terra Industries Inc. Employees’ Retirement Plan, a defined benefit pension plan. TNGP also makes matching contributions for certain of these employees who participate in the qualified savings plan maintained by Terra, with such contributions vesting over a period of five years provided that the employees remain employed with TNC or Terra during that period.

All sales, customer service and distribution functions are provided to us by employees of certain affiliates of Terra. Terra allocates a portion of the compensation expenses for these employees to TNGP, which is then charged to us. The expense allocations are based on the portion of the total North American revenue of Terra and its affiliates that is allocable to TNCLP.

Terra provides certain services to TNGP, including accounting, legal, risk management and investor relations. Expenses for these services, as well as for related employee benefits and other employee-related expenses, are allocated to TNGP. These expenses are allocated to us based on a formula involving three factors: (1) the percentage of employees that perform services for us compared to the total number of Terra’s employees, (2) the percentage of our revenue as compared to the total North American revenue of Terra and (3) the percentage of our net book value as compared to the total net book value of Terra.

Further discussion of the allocation of compensation and benefit expenses to TNCLP and TNGP can be found in “Item 8 - Notes to the Consolidated Financial Statements, Note 9, Transactions with Affiliates” in this Form 10-K.

Pursuant to the SEC’s executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2007.

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

Respectfully submitted,

Michael L. Bennett, Chairman
Coleman L. Bailey
Michael A. Jackson
Dennis B. Longmire
Francis G. Meyer
Theodore D. Sands

Director Compensation

TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP board of directors (the “TNGP Board”) for the fiscal year ended December 31, 2007.

					Change in
					Pension
					Value &
					Nonqualified
	Fees Earned	Stock		Non-Equity	Deferred
	or Paid in	Awards	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)(1)	($)(2)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Bailey, C.	$32,300	$555,181	$—	$—	$—	$—	$587,481
Jackson, M.	$39,500	$562,047	$—	$—	$—	$—	$601,547
Longmire, D.	$47,000	$562,047	$—	$—	$—	$—	$609,047
Sands, T.	$42,000	$562,047	$—	$—	$—	$—	$604,047

(1)	For information about the nature of the fees earned during the fiscal year, see the narrative accompanying this table.

(2)	Represents the compensation cost recognized for financial reporting purposes for 2007 under FAS 123R with respect to TNCLP phantom units held by each director, rather than an amount paid to or realized by the director. The phantom units are treated as variable awards for purposes of FAS 123R. Therefore, pursuant to FAS 123R, we were required to recognize an expense in 2007 for each phantom unit that was outstanding during that year. Outstanding units included (a) 2,774 phantom units held by each director that were granted prior to 2007, (b) an annual grant of 1,250 phantom units made to each director in 2007, (c) 394 phantom units received by each director, other than Mr. Bailey, in connection with quarterly cash distributions in 2007, and (d) 353 phantom units received by Mr. Bailey in connection with quarterly cash distributions in 2007. For purposes of determining the FAS 123R value, we assumed that (i) no phantom units would be forfeited, (ii) the price of the phantom units was equal to $149.53, which was the closing price for TNCLP common units on December 31, 2007, and (iii) the expense recognized for the pre-2007 grants was reduced by $34.05 per phantom unit, which was the closing price for TNCLP common units on December 29, 2006.

Director Fees Paid in Cash

2007 Director Cash Compensation

In 2007, each non-employee director of TNGP received an annual retainer of $27,500 (paid quarterly) and board and committee meeting fees of $1,200 per meeting attended. Mr. Longmire received an additional annual cash retainer of $7,500 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Sands received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. Mr. Bennett and Mr. Meyer both serve on the TNGP Board and are both employees of Terra. They receive no additional compensation for serving on the TNGP Board.

2008 Director Cash Compensation

On October 22, 2007, the TNGP Board voted to increase the retainer and meeting fees for non-employee directors of TNGP, effective January 1, 2008. The new amounts are as follows (all payable quarterly):

Annual Retainer	$30,000
Audit Committee Chairman Additional Retainer	$10,000
Nominating and Corporate Governance Committee Chairman Additional Retainer	$2,500
Meeting Fees (per Board or Committee Meeting Attended)	$1,400

Director Phantom Unit Awards

Non-employee directors of TNGP receive compensation in the form of TNCLP phantom units. A phantom unit entitles the holder to a cash payment equal to the value of a TNCLP common unit. In addition, each phantom unit entitles the holder to additional phantom units when quarterly cash distributions are made to TNCLP common unit holders.

Pre-2008 Phantom Unit Program

In 2005, the TNGP Board adopted a phantom unit program (the “Pre-2008 Phantom Unit Program”) pursuant to which each non-employee director of TNGP was entitled to an annual grant of 1,250 TNCLP phantom units. During 2007, each director received a grant of 1,250 phantom units, and each director other than Mr. Bailey received 394 additional phantom units in respect of quarterly distributions. Mr. Bailey received 353 additional phantom units in respect of quarterly distributions.

All phantom unit awards granted pursuant to the Pre-2008 Phantom Unit Program were vested as of the date of grant and constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code (“Section 409A”). Section 409A imposes strict rules that significantly limit the ability to receive payment of deferred compensation. The timing of payment of the phantom units must satisfy the requirements under Section 409A.

The phantom units under the Pre-2008 Phantom Unit Program are generally required to be held until the date of a director’s departure from the TNGP Board. Upon departure, the phantom unit value is paid out in cash based on the average closing price of TNCLP common units for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP’s assets, the value of the phantom units will be paid in a lump sum upon consummation of the transaction.

In order to allow the TNGP directors to take advantage of a special transition rule under Section 409A that was scheduled to expire on December 31, 2007, the TNGP directors were offered a one-time opportunity to elect to convert a portion of their phantom units into cash that would be paid to them on January 15, 2008. Each director was required to make an election by December 10, 2007, and was required to continue to hold at least 2,000 phantom units following the election, which the Board established as a minimum ownership guide also at its October 22, 2007 meeting.

The following table sets forth the number of phantom units that each non-employee director elected to cash out, the value received on January 15, 2008 and the number of phantom units that each director held as of the date of this report.

	Number of Phantom	Amount	Number of Phantom
Name	Units Cashed Out	Realized ($)	Units Currently Held(1)

Bailey, C.	2,282	$286,045	2,893
Jackson, M.	2,368	$293,604	2,853
Longmire, D.	2,282	$245,774	2,939
Sands, T.	2,368	$272,389	2,853

(1)	Included a grant of 853 phantom units that was made to each non-employee director of TNGP on January 15, 2008, pursuant to the 2008 Phantom Unit Program, which is described below.

2008 Phantom Unit Program

On October 22, 2007, the TNGP Board adopted a new phantom unit program (the “2008 Phantom Unit Program”) that provides for an annual grant of phantom units to non-employee directors of TNGP, beginning in 2008 and for each year thereafter, until the 2008 Phantom Unit Program is modified by the TNGP Board. Pursuant to the 2008 Phantom Unit Program, in January of each year, each non-employee director will receive an award with respect to a number of phantom units determined by dividing $106,000 by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant.

Each phantom unit granted under the 2008 Phantom Unit Program is unvested on the date of grant and will only vest if the director continues to serve on the TNGP Board until the first anniversary of the grant date, at which time the phantom units automatically vest. Upon vesting of phantom units granted under the 2008 Phantom Unit Program, the director will be entitled to a cash payment in respect of such phantom units and any additional phantom units received in connection with quarterly distributions to TNCLP common unit holders following the date of grant. The amount paid with respect to each such phantom unit will be equal to the average closing price of common units for the 20-trading-day period immediately preceding the vesting date.

Other Director Compensation

TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.

Compensation Committee Interlocks and Insider Participation

TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of Terra. The Compensation Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s proxy statement. No director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12 “Security Ownership of Certain Beneficial Owners and Management” and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2007, no officer of TNGP (or its predecessor) served on the board of directors of any other entity, where any officer or director of such other entity also served on TNGP’s (or its predecessor) Board. None of the members of Terra’s Compensation Committee are employees of Terra or its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of Terra. The TNGP stock is pledged as security under the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Financial Statements. Terra Capital, Inc. owned, as of December 31, 2007, 2,716,600 common units of TNCLP. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.

The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2007 by (a) each person known to TNGP to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons)and (b) each director of TNGP

	Number of TNCLP		Number of Terra
	Units Beneficially	Percent of	Common Shares	Percent
Name	Owned	Class	Beneficially Owned[1]	of Class

Terra Nitrogen Corporation[2,3] 600 Fourth Street Sioux City, Iowa 51101	11,172,414	60.4%	—	—
Terra Nitrogen GP Inc.[4] 600 Fourth Street Sioux City, Iowa 51101	—	—	—	—
Terra Capital, Inc.[2] 600 Fourth Street Sioux City, Iowa 51101	2,716,600	14.7%	—	—
Coleman L. Bailey 600 Fourth Street Sioux City, Iowa 51101	—	—	—
Michael L. Bennett 600 Fourth Street Sioux City, Iowa 51101	—	—	763,236	*
Michael A. Jackson 600 Fourth Street Sioux City, Iowa 51101	—	—	—	—
Dennis B. Longmire 600 Fourth Street Sioux City, Iowa 51101	—	—	—	—
Francis G. Meyer 600 Fourth Street Sioux City, Iowa 51101	—	—	318,300	*
Theodore D. Sands 600 Fourth Street Sioux City, Iowa 51101	—		—
All directors as a group (6 persons)	—		1,081,536	*

*	Represents less than 1% of class.

1.	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2007.

2.	Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

3.	Terra Nitrogen Corporation also owns 184,072 Class B Common Units.

4.	Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interests in the Partnership.

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

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Deloitte & Touche LLP, the Partnership’s principal accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Type of Fee	2007	2006

Audit Fees(1)	$276,500	$262,100
Audit Related Fees	0	0

Total Audit and Audit Related Fees	276,500	262,100

Tax Fees	0	0
All Other Fees	0	0

Total Fees	$276,500	$262,100

(1)	Audit Fees, including those for statutory audits, include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Deloitte & Touche for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Forms 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of the Partnership was approved by the Audit Committee on February 5, 2007. Additionally, each permissible non-audit engagement or service performed by Deloitte & Touche LLP for 2007 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements of Terra Nitrogen Company, L.P. is included in Item 8 herein.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Accounting Firm

2.	Index to Financial Statement Schedules, Reports and Consents

See Index to Financial Statement Schedules at page S-1

(b)  Exhibits

3.1	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005, filed as Exhibit 3.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.2	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.3	Bylaws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP’s Form 8-K filed on September 7, 2005, are incorporated herein by reference.
3.4	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.29 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
3.5	By-Laws of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.30 to the Terra Industries inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
3.6	Certificate of Amendment to Certificate of Limited Partnership of TNCLP dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.1		Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
4.2		Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
4.3		Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
4.4		Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc., is incorporated herein by reference.
4.5		$50,000,000 Credit Agreement dated as of December 21, 2004 amount Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner filed as Exhibit 4.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
4.6		Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.
4.7		Amendment No. 1 to the Credit Agreement dated July 29, 2005, among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.
4.8		Amendment No. 2 to the Credit Agreement dated February 2, 2007, among Terra Nitrogen Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers.
10	.1**	Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.
10	.2**	Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.3		Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10	.4**	Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990.
10.5		Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.6		Car Service Contract dated as of March 2, 1990, between General American Transportation Corporation and TNC, and Consent to Assignment dated February 22, 1990, filed as Exhibit 10.8 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.7		Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.8		Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.9		Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
10	.10*	Amendment to Leases dated June 30, 2005, between the City of Blytheville and Terra Nitrogen, Limited Partnership.
10.11		Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.12		General and Administrative Services Agreement regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.
10.13		General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.14		Amended Demand Deposit Agreement dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
10.15		Conversion Statement dated December 31, 1996, filed as Exhibit 99.1 to the TNCLP Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.
10.16		Form of Phantom Unit Award of Terra Nitrogen Company, L.P. filed as Exhibit 10.41 of the TNCLP Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
10	.17*	Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit Agreement approved by the TNGP Board of Directors, dated October 22, 2007.
10.18		Reorganization Agreement, by and among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.19		Conveyance, Assignment and Assumption Agreement, by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc., dated September 1, 2005, filed as Exhibit 10.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.20		First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 10.3 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.21		First Amendment to General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation, dated September 1, 2005, filed as Exhibit 10.5 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.22		First Amendment to General and Administrative Services Agreement Regarding Services by Terra Industries Inc., dated September 1, 2005, filed as Exhibit 10-11 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.23		Amended and Restated General and Administrative Services Agreement between Terra Industries Inc., Terra Nitrogen Corporation, and Terra Nitrogen GP Inc., dated October 23, 2007, filed as Exhibit 10.1 to TNCLP’s Form 10-Q filed on October 29, 2007, is incorporated herein by reference.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been granted for portions of the exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

	By:	Terra Nitrogen GP Inc., as General Partner

Date: February 28, 2008	By:	/s/ DANIEL D. GREENWELL Daniel D. Greenwell Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 14, 2007 and in the capacities indicated.

Signature	Title

/s/ MICHAEL L. BENNETT (Michael L. Bennett)	Director, President and Chairman of the Board of Terra Nitrogen GP Inc.

/s/ COLEMAN L. BAILEY (Coleman L. Bailey)	Director of Terra Nitrogen GP Inc.

/s/ MICHAEL A. JACKSON (Michael A. Jackson)	Director of Terra Nitrogen GP Inc.

/s/ DENNIS B. LONGMIRE (Dennis B. Longmire)	Director of Terra Nitrogen GP Inc.

/s/ FRANCIS G. MEYER (Francis G. Meyer)	Director of Terra Nitrogen GP Inc.

/s/ THEODORE D. SANDS (Theodore D. Sands)	Director of Terra Nitrogen GP Inc.