Form 10-Q
period 2008-03-31
TERRA NITROGEN CO L P /DE
filed 2008-04-29
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
At the close of business on April 25, 2008 there were 18,501,576 Common Units.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2008	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$248,780	$246,140	$99,820
Demand deposits with affiliate	1,012	—	—
Accounts receivable	28,267	49,635	36,009
Inventory	38,833	19,343	33,665
Prepaid expenses and other current assets	16,338	4,906	5,275

Total current assets	333,230	320,024	174,769

Property, plant and equipment, net	69,698	71,289	73,234
Other assets	19,157	22,473	14,408

Total assets	$422,085	$413,786	$262,411

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$43,758	$49,825	$38,048
Customer prepayments	154,058	154,644	56,586

Total current liabilities	197,816	204,469	94,634

Other long-term liabilities	436	2,218	495

Total liabilities	198,252	206,687	95,129

Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	212,075	221,726	177,640
General partners’ interest	(2,693)	(9,928)	(10,371)
Accumulated other comprehensive income (loss)	14,451	(4,699)	13

Total partners’ capital	223,833	207,099	167,282

Total liabilities and partners’ capital	$422,085	$413,786	$262,411

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$174,253	$127,852
Other	279	305

Total revenues	174,532	128,157

Cost of goods sold	91,971	90,770

Gross profit	82,561	37,387
Operating expenses	3,524	3,178

Operating income	79,037	34,209
Interest expense	(81)	(112)
Interest income	2,640	1,233

Net income	$81,596	$35,330

Net income allocable to Common Units	$72,704	$34,624

Net income per Common Unit	$3.93	$1.87

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:

Net income	$81,596	$35,330
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,745	3,808
Non-cash gain on derivative instruments	(301)	(1,633)
Changes in operating assets and liabilities:
Receivables	21,368	1,667
Inventories	(19,490)	(10,956)
Accounts payable and customer prepayments	3,647	19,334
Other assets and liabilities	(3,955)	7,222

Net cash flows from operating activities	88,610	54,772

Investing activities:
Capital expenditures	(903)	(1,331)
Plant turnaround expenditures	(43)	(53)
Change in demand deposits with affiliate	(1,012)	2,457

Net cash flows from investing activities	(1,958)	1,073

Financing activities:
Partnership distributions paid	(84,012)	(18,312)

Net cash flows used in financing activities	(84,012)	(18,312)

Net increase in cash and cash equivalents	2,640	37,533
Cash and cash equivalents at beginning of year	246,140	62,287

Cash and cash equivalents at end of period	$248,780	$99,820

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$63	$63

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2008	$221,153	$573	$(9,928)	$(4,699)	$207,099
Net income	72,704	796	8,096	—	81,596	$81,596
Change in fair value of derivatives	—	—	—	19,150	19,150	19,150

Comprehensive income						$100,746

Distributions	(82,332)	(819)	(861)	—	(84,012)

Partners’ capital at March 31, 2008	$211,525	$550	$(2,693)	$14,451	$223,833

Limited partner units issued and outstanding March 31, 2008:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2008			18,685,648

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2007	$160,837	$(41)	$(10,545)	$(6,179)	$144,072
Net income	34,624	344	362	—	35,330	$35,330
Change in fair value of derivatives	—	—	—	6,192	6,192	6,192

Comprehensive income						$41,522

Distributions	(17,945)	(179)	(188)	—	(18,312)

Partners’ capital at March 31, 2007	$177,516	$124	$(10,371)	$13	$167,282

Limited partner units issued and outstanding at March 31, 2007:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2007			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation

Basis of Presentation

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Terra Nitrogen Company, L.P. (“TNCLP”, “our”, “we”, or “us”) Annual Report on Form 10-K for the year ended December 31, 2007. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (the “Operating Partnership”), are referred to herein, collectively, as the “Partnership”.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. All of these adjustments are of a normal and recurring nature. Results for the quarter are not necessarily indicative of our future financial results.

Derivatives and Financial Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.

Terra Industries Inc. and its subsidiaries (“Terra”) enter into derivative instruments with counterparties for our operations. When Terra enters into a derivative instrument for our operations, we simultaneously enter into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between us and Terra are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. The types of derivative instruments entered into include swap and basis swap agreements and put and call options to cap or fix prices for a portion of our natural gas production requirements. Terra may also enter into similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes.

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

Cost of Goods Sold

The cost of manufacturing fertilizer products is recorded when the fertilizer products are sold and revenue is recognized. We classify amounts directly or indirectly billed for delivery of products to its customers or its terminals as cost of goods sold. Premiums paid for option contracts are deferred and recognized in cost of goods sold in the month to which the related derivative transactions are settled. Realized gains and losses on derivatives activities are recognized in cost of goods sold.

Inventories

Inventories are stated at the lower of average cost or estimated net realizable value. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. The cost of inventories is determined using the first-in, first-out method.

We estimate a reserve for obsolescence and excess of our materials and supplies inventory. Inventory is stated net of the reserve.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future cash flows expected to result from the use of the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset.

Natural Gas Swaps, Options and Basis Swaps

The estimated fair value of each class of derivatives is based on published referenced prices and quoted market prices from brokers.

Cash and Cash Equivalents

We classify cash and short-term investments with an original maturity of three months or less as cash and cash equivalents. Demand deposits with affiliate are not classified in cash and cash equivalents.

Demand Deposits with Affiliate

Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra on a weekly basis. As a result of this cash collection and distribution arrangement, Terra is a creditor to us.

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

We make quarterly distributions to our partners based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $84.0 million to our partners in the first quarter of 2008 and $18.3 million for the same period in 2007.

We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (“the Operating Partnership”) and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests.

On April 24, 2008, we announced a $4.20 distribution to be paid to Common Unit holders in the 2008 second quarter. We have exceeded the cumulative MQD amounts and will distribute the Available Cash as summarized in following table:

	Income and Distribution Allocation
				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total

Minimum Quarterly Distribution	$0.605	0.605	98.990%	0.985%	0.025%	100.000%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.000%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.000%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.000%
Final Target and Beyond	$1.045	—	50.505%	0.985%	48.510%	100.000%
The General Partner is required to remit the majority of cash distributions it receives from the Partnership in excess of its 1% Partnership equity interest to an affiliated company.

At March 31, 2008, the General Partner and its affiliates owned 75.3% of our outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

3.	Net Income per Limited Partnership Unit

Basic and diluted income per unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted income per unit for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands, except per-unit amounts)	2008	2007
Basic income per Common Unit:
Net income allocable to Common Unit class	$72,704	$34,624
Weighted average units outstanding	18,502	18,502

Net income per Common Unit	$3.93	$1.87

There were no dilutive Common Units outstanding for the three-month periods ended March 31, 2008 and 2007.

4.	Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007

Materials and supplies	$8,405	$8,231	$8,820
Finished goods	30,428	11,112	24,845

Total	$38,833	$19,343	$33,665

Inventory is valued at actual first in, first out cost. Costs include raw material, labor and overhead.

5.	Derivative Financial Instruments

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

Natural gas supplies to meet production requirements at our production facilities are purchased at market prices. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements and inventory through the use of swaps, basis swaps and options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from us for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of a NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

The following summarizes the position of open natural gas derivative contracts at March 31, 2008, December 31, 2007 and March 31, 2007:

	Other	Accrued
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset (Liability)

March 31, 2008	$15,148	$(567)	$14,581
December 31, 2007	$3,101	$(7,959)	$(4,858)
March 31, 2007	$4,052	$(2,434)	$1,618

Certain derivatives outstanding at March 31, 2008 and 2007, which settled during April 2008 and 2007, respectively, are included in the position of open natural gas derivatives in the table above. The April 2008 derivatives settled for an approximate $4.8 million gain as compared to the April 2007 derivatives which settled for an approximate $0.4 million loss. All open derivatives will settle during the next 12 months.

We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $0.1 million and $1.6 million to cost of sales for the three-month periods ending March 31, 2008 and 2007, respectively.

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

The activity related to accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2008 and 2007 is:

(in thousands)	2008	2007

Beginning accumulated loss	$(4,699)	$(6,179)
Reclassification into earnings	(2,503)	36
Net change associated with current period hedging transactions	21,653	6,156

Ending accumulated income	$14,451	$13

Approximately $14.5 million of the net accumulated gain at March 31, 2008 will be reclassified into earnings during the next twelve months.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At March 31, 2008, we had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three-month period ending March 31, 2008, there were no gains or losses on nitrogen forward derivative instruments. For the three-month period ending March 31, 2007, we recognized a loss of $0.9 million on nitrogen forward derivative instruments.

6.	Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which, among other things, requires enhanced disclosure assets and liabilities measured and reported at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption of SFAS 157 did not have a material impact on our financial statements. SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The three levels are defined as follows:
•	Level 1 – inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are observable and significant to the fair value measurement.

We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market which are classified at level 2 as a significant other observable input in the disclosure hierarchy framework.

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of March 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative contracts	$—	$15,148	$—

Total	$—	$15,148	$—

Liabilities
Derivative contracts	$—	$567	$—

Total	$—	$567	$—

7.	Revolving Credit Facility

We have a $50.0 million revolving credit facility available that expires January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 4.46% at March 31, 2008). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At March 31, 2008, we had $50.0 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.

8.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141R, Business Combination, which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this Standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of SFAS 141R.

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

In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the future impacts and disclosures of SFAS 161.

The FASB has issued Draft Abstract Emerging Issues Task Force (EITF) Issue 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07-4 specifies the treatment of earnings per unit calculations when incentive distribution rights exist. The issue shall be effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact EITF 07-4 may have on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
We produce and market wholesale nitrogen products for use in agricultural and industrial markets. Nitrogen is a commodity chemical and prices are established based on global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. Natural gas is the most significant raw material in the production of nitrogen products. To be viable under these market conditions, a producer must be among the low-cost producers to markets it serves and have a financial position that can sustain it during periods of oversupply.
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
Our sales volumes are primarily dependent upon the operating rates for our Verdigris, Oklahoma plant. We may purchase products from other manufacturers or importers for resale, however, historic gross margins on those volumes are rarely significant. Profitability and cash flows from the operations are affected by the ability to manage costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting operating results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties” sections of the Partnership’s most recent Form 10-K filing with the Securities and Exchange Commission.
Dependence on Terra Industries
We are dependent on Terra Industries Inc. (“Terra”) in a number of respects. Terra provides all of our management, natural gas purchasing and hedging, selling and administrative services and operates our facilities through its wholly-owned subsidiary Terra Nitrogen GP Inc., the Partnership’s General Partner. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than us. Although Terra is affected by most of the factors that affect us, its higher level of debt could put a greater risk on Terra in the event of adverse business conditions. Our results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Form 8-K.

Three months ended March 31, 2008 compared with
three months ended March 31, 2007
Volumes and prices for the three-month periods ended March 31, 2008 and 2007 are:

	2008		2007
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]
Ammonia	38	$519	69	$356
UAN (32% basis)[1]	502	$281	502	$182

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting outbound freight costs.
Revenues for the 2008 first quarter were $174.5 million, compared to $128.2 million for the 2007 first quarter. The $46.3 million, or 36%, increase in revenues was primarily due to an increase in ammonia and UAN sales prices of 46% and 54%, respectively. The higher prices result from increased demand for nitrogen products for corn and wheat plantings.
The 2008 first quarter gross profit was $82.6 million, which was $45.2 million more than the 2007 first quarter. As compared to the 2007 first quarter, 2008 gross profits increased approximately $56.0 million due to higher prices of our products, partially offset by higher natural gas costs of $5.5 million. Natural gas costs, including the effects of forward price contracts, during the 2008 and 2007 first quarters were $7.16 per MMBtu and $6.39 per MMBtu, respectively.
Capital resources and liquidity
Operating activities for the first three months of 2008 generated $88.6 million of cash, comprised of $87.0 million of cash from operating activities and $1.6 million from working capital changes. First quarter changes to current assets and liabilities represented seasonal fluctuations to working capital balances. These balances included an increase in inventory of $19.5 million, offset by a decrease in accounts receivable of $21.4 million.
Capital expenditures of $0.9 million during the first three months of 2008 were primarily to fund replacement and sustaining capital needs. Plant turnaround costs represent cash used for the periodic scheduled maintenance of our continuous process production facilities.
Our principal funding needs are to support our working capital and capital expenditures. We intend to fund our needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under our $50.0 million revolving bank credit facility.
We have a $50.0 million revolving credit facility available that expires January 31, 2012. Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. At March 31, 2008, we had borrowing availability of $50.0 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet our operating cash needs.

Under the credit facility, we are subject to covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our aggregate borrowing availability falls below $10.0 million, we are required to have generated $25.0 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items as defined in the credit facility for the preceding four quarters. We are also required to maintain a minimum aggregate unused borrowing availability of $5.0 million at all times.
Our ability to continue to meet the covenants under the credit facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants, or to obtain a waiver from the lenders, would result in a default by us such that all outstanding amounts could become immediately due and payable and we would be unable to borrow additional amounts under the credit facility. Because access to adequate bank facilities may be critical to funding our operating cash needs and purchase of financial derivatives to manage our exposure to natural gas commodity price risk, any default or termination of the revolving bank credit facility could have a material adverse effect on us.
We make quarterly distributions to our partners based on “Available Cash” for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $84.0 million to our partners in the first quarter of 2008 and $18.3 million for the same period in 2007.
We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (“the Operating Partnership”) and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests.

On April 24, 2008, we announced a $4.20 distribution to be paid to Common Unit holders in the 2008 second quarter. We have exceeded the cumulative MQD amounts and will distribute the Available Cash as summarized in the following table:

	Income and Distribution Allocation
				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total
Minimum Quarterly Distribution	$0.605	0.605	98.990%	0.985%	0.025%	100.000%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.000%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.000%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.000%
Final Target and Beyond	$1.045	—	50.505%	0.985%	48.510%	100.000%
The General Partner is required to remit the majority of cash distributions it receives from the Partnership in excess of its 1% Partnership equity interest to an affiliated company.
At March 31, 2008, the General Partner and its affiliates owned 75.3% of our outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra on a weekly basis. As a result of this cash collection and distribution arrangement, Terra is a creditor to us.
There were no material changes outside the ordinary course of business to the Company’s contractual obligations or off-balance sheet arrangements presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 — Derivative Financial Instruments contained in Item 8 of our 2007 form 10-K. There were no material changes in our use of financial instruments during the quarter ended March 31, 2008.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers our position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at March 31, 2008 to cover approximately 23% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no significant changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional information as to these factors can be found in our 2007 Annual Report in the sections entitled Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements included as part of this report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the first quarter of 2008 as compared to the risk factors identified in our 2007 Form 10-K.
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
Date: April 25, 2008