Form 10-Q
period 2008-06-30
TERRA NITROGEN CO L P /DE
filed 2008-07-25
CIK 879575

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 033-43007
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No
At the close of business on July 25, 2008 there were 18,501,576 Common Units.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2008	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$161,320	$246,140	$80,732
Demand deposits with affiliate	2,639	—	5,332
Accounts receivable	50,700	49,635	49,999
Inventory	36,960	19,343	22,542
Prepaid expenses and other current assets	42,505	4,906	2,471

Total current assets	294,124	320,024	161,076

Property, plant and equipment, net	70,374	71,289	72,250
Other assets	15,471	22,473	13,749

Total assets	$379,969	$413,786	$247,075

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$52,719	$49,825	$47,481
Customer prepayments	41,471	154,644	16,846

Total current liabilities	94,190	204,469	64,327

Other long-term liabilities	1,220	2,218	1,815

Total liabilities	95,410	206,687	66,142

Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	208,971	221,726	204,775
General partners’ interest	43,353	(9,928)	(10,089)
Accumulated other comprehensive income (loss)	32,235	(4,699)	(13,753)

Total partners’ capital	284,559	207,099	180,933

Total liabilities and partners’ capital	$379,969	$413,786	$247,075

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$256,792	$177,158	$431,045	$305,010
Other	(121)	282	158	587

Total revenues	256,671	177,440	431,203	305,597

Cost of goods sold	121,861	114,111	213,832	204,881

Gross profit	134,810	63,329	217,371	100,716
Operating expenses	6,113	7,470	9,637	10,648

Operating income	128,697	55,859	207,734	90,068
Interest expense	(82)	(114)	(163)	(226)
Interest income	1,540	1,312	4,180	2,545

Net income	$130,155	$57,057	$211,751	$92,387

Net income allocable to Common Units	$74,185	$55,916	$146,889	$90,540

Net income per Common Unit	$4.01	$3.02	$7.94	$4.89

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:

Net income	$211,751	$92,387
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,530	7,619
Non-cash gain on derivative instruments	(4,201)	(342)
Changes in operating assets and liabilities:
Receivables	(1,065)	(12,323)
Inventories	(17,617)	167
Accounts payable and customer prepayments	(104,448)	(16,188)
Other assets and liabilities	(2,803)	1,909

Net cash flows from operating activities	93,147	73,229

Investing activities:
Capital expenditures	(3,988)	(2,900)
Plant turnaround expenditures	(115)	(1,057)
Change in demand deposits with affiliate	(2,639)	(2,875)

Net cash flows from investing activities	(6,742)	(6,832)

Financing activities:
Partnership distributions paid	(171,225)	(47,952)

Net cash flows from financing activities	(171,225)	(47,952)

Net increase in cash and cash equivalents	(84,820)	18,445
Cash and cash equivalents at beginning of year	246,140	62,287

Cash and cash equivalents at end of period	$161,320	$80,732

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$127	$64

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2008	$221,153	$573	$(9,928)	$(4,699)	$207,099
Net income	146,889	2,065	62,797	—	211,751	$211,751
Change in fair value of derivatives	—	—	—	36,934	36,934	36,934

Comprehensive income						$248,685

Distributions	(160,040)	(1,669)	(9,516)	—	(171,225)

Partners’ capital at June 30, 2008	$208,002	$969	$43,353	$32,235	$284,559

Limited partner units issued and outstanding June 30, 2008:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at June 30, 2008			18,685,648

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2007	$160,837	$(41)	$(10,545)	$(6,179)	$144,072
Net income	90,540	900	947	—	92,387	$92,387
Change in fair value of derivatives	—	—	—	(7,574)	(7,574)	(7,574)

Comprehensive income						$84,813

Distributions	(46,994)	(467)	(491)	—	(47,952)

Partners’ capital at June 30, 2007	$204,383	$392	$(10,089)	$(13,753)	$180,933

Limited partner units issued and outstanding at June 30, 2007:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at June 30, 2007			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation

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

Derivatives and Financial Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a cash flow hedge and to the extent such hedge is determined effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.

Terra Industries Inc. and its subsidiaries (“Terra”) enter into derivative instruments with counterparties for our operations. When Terra enters into a derivative instrument for our operations, we simultaneously enter into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between us and Terra are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. The types of derivative instruments entered into include swaps, basis swaps, and options to cap or fix prices for a portion of our natural gas production requirements. Terra may also enter into similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes.

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

Cost of Goods Sold

The cost of manufacturing fertilizer products is recorded when the fertilizer products are sold and revenue is recognized. We classify amounts directly or indirectly billed for delivery of products to our customers or our terminals as cost of goods sold. Gains and losses on derivative activities are recognized in cost of goods sold.

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

Plant Turnaround Costs

Costs incurred for the periodic scheduled maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis during the period until the next scheduled turnaround, generally two years. These costs are directly related to and associated with the turnaround to replace or extend the useful life of worn major equipment and electronic system controls for items such as compressors, heat exchangers, pumps, valves, catalysts, piping, motors and other items.

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

We make quarterly distributions to our partners based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $171.2 million to our partners in the first six months of 2008 and $47.9 million for the same period in 2007.

We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (“the Operating Partnership”) and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership’s Available Cash from operations. Our cash distributions are made 99.975% to Common and Class B Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests.

On July 24, 2008, we announced a $3.63 distribution to be paid to Common Unit holders in the 2008 third quarter. In the first quarter of 2008, we exceeded the cumulative MQD amounts and will distribute the Available Cash as summarized in following table:

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

At June 30, 2008, the General Partner and its affiliates owned 75.3% of our outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

3.	Net Income per Common Unit

Basic and diluted income per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted income per Common Unit for the three-and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-unit amounts)	2008	2007	2008	2007
Basic income per Common Unit:
Net income allocable to Common Unit class	$74,185	$55,916	$146,889	$90,540
Weighted average units outstanding	18,502	18,502	18,502	18,502

Net income per Common Unit	$4.01	$3.02	$7.94	$4.89

There were no dilutive Common Units outstanding for the three- and six-month periods ended June 30, 2008 and 2007.

4.	Inventories

Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007

Materials and supplies	$9,038	$8,231	$7,494
Finished goods	27,922	11,112	15,048

Total	$36,960	$19,343	$22,542

Inventory is valued at actual first in, first out cost. Costs include raw materials, labor and overhead.

5.	Derivative Financial Instruments

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

The following summarizes the position of open natural gas derivative contracts at June 30, 2008, December 31, 2007 and June 30, 2007:

	Other	Accrued
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset (Liability)

June 30, 2008	$42,425	$(5,503)	$36,922
December 31, 2007	$3,101	$(7,959)	$(4,858)
June 30, 2007	$1,806	$(14,898)	$(13,092)

Certain derivatives outstanding at June 30, 2008 and 2007, which settled during July 2008 and 2007, respectively, are included in the position of open natural gas derivatives in the table above. The July 2008 derivatives settled for an approximate $7.4 million gain as compared to the July 2007 derivatives which settled for an approximate $2.6 million loss. All open derivatives will settle during the next 12 months.

We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $4.1 million and $0.7 million to cost of sales for the six-month periods ending June 30, 2008 and 2007, respectively.

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

The activity related to accumulated other comprehensive income (loss) for the three-month periods ended June 30, 2008 and 2007 is:

(in thousands)	2008	2007

Beginning accumulated gain	$14,451	$13
Reclassification into earnings	(19,744)	241
Net change associated with current period hedging transactions	37,528	(14,007)

Ending accumulated gain	$32,235	$(13,753)

The activity related to accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2008 and 2007 is:

(in thousands)	2008	2007

Beginning accumulated loss	$(4,699)	$(6,179)
Reclassification into earnings	(22,247)	282
Net change associated with current period hedging transactions	59,181	(7,856)

Ending accumulated gain	$32,235	$(13,753)

Approximately $32.2 million of the net accumulated gain at June 30, 2008 will be reclassified into earnings during the next twelve months as compared to $13.8 million of the net accumulated loss at June 30, 2007.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At June 30, 2008, we had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and six-month periods ending June 30, 2008, there were no gains or losses on nitrogen forward derivative instruments. For the three- and six-month periods ending June 30, 2007, we recognized a loss of $1.0 million and $1.9 million, respectively, on nitrogen forward derivative instruments.

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

The three levels are defined as follows:
•	Level 1 — inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are observable and significant to the fair value measurement.

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

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of June 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative contracts	$—	$42,425	$—

Total	$—	$42,425	$—

Liabilities
Derivative contracts	$—	$(5,503)	$—

Total	$—	$(5,503)	$—

7.	Revolving Credit Facility

We have a $50.0 million revolving credit facility available that expires January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 4.22% at June 30, 2008). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At June 30, 2008, we had $50.0 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standards Section 411. We do not expect the adoption of SFAS 162 to have a material impact on our results of operations or financial condition.

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

Three months ended June 30, 2008 compared with
three months ended June 30, 2007
Volumes and prices for the three-month periods ended June 30, 2008 and 2007 are:

	2008		2007
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]

Ammonia	116	$555	95	$382
UAN (32% basis)[1]	521	$336	552	$230

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting outbound freight costs.
Revenues for the 2008 second quarter were $256.7 million, compared to $177.4 million for the 2007 second quarter. The $79.3 million, or 45%, increase in revenues was primarily due to an increase in ammonia and UAN sales prices of 45% and 46%, respectively. The higher prices result from increased demand for nitrogen products for corn and wheat plantings.
The 2008 second quarter gross profit was $134.8 million, which was $71.5 million more than the 2007 second quarter. As compared to the 2007 second quarter, 2008 gross profits increased approximately $74.3 million due to higher prices of our products and increased sales volumes of ammonia, partially offset by higher natural gas costs of $10.3 million. Natural gas costs, including the effects of forward price contracts, during the 2008 and 2007 second quarters were $7.59 per MMBtu and $6.72 per MMBtu, respectively.

Six months ended June 30, 2008 compared with
six months ended June 30, 2007
Volumes and prices for the six-month periods ended June 30, 2008 and 2007 are:

	2008		2007
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]

Ammonia	154	$546	164	$371
UAN (32% basis)[1]	1,023	$309	1,054	$207

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting outbound freight costs.
Revenues for the 2008 first half were $431.2 million, compared to $305.6 million for the 2007 first half. The $125.6 million, or 41%, increase in revenues was primarily due to an increase in ammonia and UAN sales prices of 47% and 49%, respectively. The higher prices result from increased demand for nitrogen products for corn and wheat plantings.
The 2008 first half gross profit was $217.4 million, which was $116.7 million more than the 2007 first half. As compared to the 2007 first half, 2008 gross profits increased approximately $131.5 million due to higher prices of our products, partially offset by higher natural gas costs of $15.8 million. Natural gas costs, including the effects of forward price contracts, during the 2008 and 2007 first half were $7.37 per MMBtu and $6.56 per MMBtu, respectively.
Capital resources and liquidity
Operating activities for the first six months of 2008 generated $93.1 million of cash, comprised of $219.0 million of cash from operating activities, offset by $125.9 million to fund seasonal working capital changes. First half changes to current assets and liabilities represented seasonal fluctuations to working capital balances.
Capital expenditures of $4.0 million during the first six months of 2008 were primarily to fund replacement and sustaining capital needs. Plant turnaround costs represent cash used for the periodic scheduled maintenance of our continuous process production facilities.
Our principal funding needs are to support our working capital and capital expenditures. We intend to fund our needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under our $50.0 million revolving bank credit facility.
We have a $50.0 million revolving credit facility available that expires January 31, 2012. Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. At June 30, 2008, we had borrowing availability of $50.0 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet our operating cash needs.

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
We make quarterly distributions to our partners based on “Available Cash” for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $171.2 million and $47.9 million for the six-month periods ended June 30, 2008 and 2007, respectively.
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

On July 24, 2008, we announced a $3.63 distribution to be paid to Common Unit holders in the 2008 third quarter. We have exceeded the cumulative MQD amounts and will distribute the Available Cash as summarized in the following table:

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
At June 30, 2008, the General Partner and its affiliates owned 75.3% of our outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
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
Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 — Derivative Financial Instruments contained in Item 8 of our 2007 form 10-K. There were no material changes in our use of financial instruments during the quarter ended June 30, 2008.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers our position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at June 30, 2008 to cover approximately 44% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.
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
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the second quarter of 2008 as compared to the risk factors identified in our 2007 Form 10-K.
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

Daniel D. Greenwell
Vice President and
Chief Accounting Officer
(Principal Financial Officer)
Date: July 25, 2008

EXHIBIT INDEX

Exhibit No.	Description
Exhibits 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 31.2	Certification of the Vice President and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002