Form 10-Q
period 2008-09-30
TERRA NITROGEN CO L P /DE
filed 2008-10-24
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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
PO Box 6000
600 Fourth Street
Sioux City, Iowa	51102-6000
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (712) 277-1340
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on October 24, 2008 there were 18,501,576 Common Units.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2008	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$185,763	$246,140	$93,549
Demand deposits with affiliate	4,369	—	—
Accounts receivable	57,140	49,635	40,174
Inventory	43,697	19,343	30,487
Prepaid expenses and other current assets	12,703	4,906	3,747

Total current assets	303,672	320,024	167,957

Property, plant and equipment, net	68,480	71,289	72,413
Other assets	12,137	22,473	24,975

Total assets	$384,289	$413,786	$265,345

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Derivative hedge liabilities	$81,653	$7,959	$14,041
Accounts payable and accrued liabilities	38,079	41,866	37,971
Customer prepayments	92,092	154,644	39,762

Total current liabilities	211,824	204,469	91,774

Other long-term liabilities	1,071	2,218	1,979

Total liabilities	212,895	206,687	93,753

Partners’ capital:
Limited partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	204,868	221,726	193,860
General partners’ interest	35,830	(9,928)	(10,200)
Accumulated other comprehensive income (loss)	(69,304)	(4,699)	(12,068)

Total partners’ capital	171,394	207,099	171,592

Total liabilities and partners’ capital	$384,289	$413,786	$265,345

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$246,450	$133,009	$677,495	$438,019
Other income	135	142	293	729

Total revenues	246,585	133,151	677,788	438,748

Cost of goods sold	138,286	86,490	352,118	291,371

Gross profit	108,299	46,661	325,670	147,377
Operating expenses	3,196	2,452	12,833	13,100

Operating income	105,103	44,209	312,837	134,277
Interest expense	(82)	(115)	(245)	(341)
Interest income	1,179	1,517	5,359	4,062

Net income	$106,200	$45,611	$317,951	$137,998

Net income allocable to Common Units	$63,169	$44,699	$210,058	$135,239

Net income per Common Unit	$3.41	$2.42	$11.35	$7.31

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:

Net income	$317,951	$137,998
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,287	11,976
Non-cash loss on derivative instruments	1,093	362
Changes in operating assets and liabilities:
Receivables	(7,505)	(2,498)
Inventories	(24,354)	(7,778)
Accounts payable and customer prepayments	(62,254)	12,116
Other assets and liabilities	(2,974)	(259)

Net cash flows from operating activities	239,244	151,917

Investing activities:
Capital expenditures and plant turnaround expenditures	(6,201)	(18,523)
Change in demand deposits with affiliate	(4,369)	2,457

Net cash flows from investing activities	(10,570)	(16,066)

Financing activities:
Partnership distributions paid	(289,051)	(104,589)

Net cash flows from financing activities	(289,051)	(104,589)

Net increase (decrease) in cash and cash equivalents	(60,377)	31,262
Cash and cash equivalents at beginning of year	246,140	62,287

Cash and cash equivalents at end of period	$185,763	$93,549

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$191	$64

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2008	$221,153	$573	$(9,928)	$(4,699)	$207,099
Net income	210,058	3,100	104,793	—	317,951	$317,951
Change in fair value of derivatives	—	—	—	(64,605)	(64,605)	(64,605)

Comprehensive income						$253,346

Distributions	(227,198)	(2,818)	(59,035)	—	(289,051)

Partners’ capital at September 30, 2008	$204,013	$855	$35,830	$(69,304)	$171,394

Limited partner units issued and outstanding September 30, 2008:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2008			18,685,648

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2007	$160,836	$(41)	$(10,544)	$(6,179)	$144,072
Net income	135,239	1,344	1,415	—	137,998	$137,998
Change in fair value of derivatives	—	—	—	(5,889)	(5,889)	(5,889)

Comprehensive income						$132,109

Distributions	(102,499)	(1,019)	(1,071)	—	(104,589)

Partners’ capital at September 30, 2007	$193,576	$284	$(10,200)	$(12,068)	$171,592

Limited partner units issued and outstanding at September 30, 2007:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2007			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Financial Statement Presentation

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

Plant Turnaround Costs

Plant turnarounds are periodically performed to extend the useful life, increase output and/or efficiency and ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facilities. The nature of a turnaround is such that it occurs on less than an annual basis and requires a multi-week shutdown of plant operations. Specific procedures performed during the turnaround include the disassembly, inspection and replacement or overhaul of plant machinery (boilers, pressure vessels, piping, heat exchangers, etc.) and rotating equipment (compressors, pumps, turbines, etc.), equipment recalibration and internal equipment efficiency assessments.

Preceding a turnaround, plants experience decreased efficiency in resource conversion to finished products. Replacement or overhaul of equipment and items such as compressors, turbines, pumps, motors, valves, piping and other parts that have an estimated useful life of at least two years, the internal assessment of production equipment, replacement of aged catalysts, and new installation/recalibration of measurement and control devices result in increased production output and/or improved plant efficiency after the turnaround. Turnaround activities are betterments that meet at least one of the following criteria: 1) extend the equipment useful life, or 2) increase the output and/or efficiency of the equipment. As a result, we follow the deferral method of accounting for these turnaround costs and thus they are capitalized and amortized over the period benefited, which is generally the two-year period until the next turnaround. The turnaround activities may extend the useful life of the assets since the overhaul of heat exchangers, pressure vessels, compressors, turbines, pumps, motors, etc. allow the continued use beyond the original design. If criteria for betterment or useful life extension are not met, we expense the turnaround expenditures as repair and maintenance activities in the period performed.

In addition, state and certain other regulatory agencies require a scheduled biennial safety inspection of plant components, such as steam boilers and registered pressure vessels and piping, which can only be performed during the period of shut down. A full shutdown and dismantling of components of the plant is generally mandatory to facilitate the inspection and certification. We defer costs associated with regulatory safety inspection mandates that are incurred during the turnaround. These costs are amortized over the period benefited, which is generally the two-year period until the next turnaround.

During a turnaround event, there will also be routine repairs and maintenance activities performed for normal operating purposes. The routine repairs and maintenance costs are expensed as incurred. We do not classify routine repair and maintenance activities as part of the turnaround cost capitalization since they are not considered asset betterments.

The installation of major equipment items can occur at any time, but frequently occur during scheduled plant outages, such as a turnaround. During a plant turnaround, expenditures for replacing major equipment items are capitalized as separate fixed assets.

TNCLP classifies capitalized turnaround costs as an investing activity under the caption “Capital expenditures and plant turnaround expenditures” in the Statement of Cash Flows, since this cash outflow relates to expenditures related to productive assets. Repair and maintenance costs are expensed as incurred and are included in the operating cash flow.

There are three acceptable methods of accounting for turnaround costs: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. Terra utilizes the deferral method and recognizes turnaround expense over the period benefited since these expenditures are asset betterments. If the direct expense method was utilized, all turnaround expenditures would be recognized in the income statement as a period cost when incurred and reflected in cash flows from operating activities in the statement of cash flows.

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

Cash and Cash Equivalents

We classify cash and short-term investments with an original maturity of three months or less as cash and cash equivalents. Demand deposits with affiliates are not classified as cash and cash equivalents.

Demand Deposits with Affiliate

Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra on a weekly basis. As a result of this cash collection and distribution arrangement, Terra is a creditor to us.

Use of Estimates in Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Agreement of Limited Partnership

We make quarterly distributions to our partners based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $289.1 million to our partners in the first nine months of 2008 and $104.6 million for the same period in 2007.

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

On October 23, 2008, we announced a $2.80 distribution to be paid to Common Unit holders in the 2008 fourth quarter. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total

Minimum Quarterly Distribution	$0.605	$0.605	98.990%	0.985%	0.025%	100.000%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.000%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.000%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.000%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100.000%
The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.

At September 30, 2008, the General Partner and its affiliates owned 75.3% of our outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

3.	Net Income per Common Unit

Basic and diluted income per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted income per Common Unit for the three-and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per-unit amounts)	2008	2007	2008	2007
Basic income per Common Unit:
Net income allocable to Common Unit class	$63,169	$44,699	$210,058	$135,239
Weighted average units outstanding	18,502	18,502	18,502	18,502

Net income per Common Unit	$3.41	$2.42	$11.35	$7.31

There were no dilutive Common Units outstanding for the three- and nine-month periods ended September 30, 2008 and 2007.

4.	Inventories

Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007

Materials and supplies	$11,343	$8,231	$7,737
Finished goods	32,354	11,112	22,750

Total	$43,697	$19,343	$30,487

Inventory is valued at actual first in, first out cost. Costs include raw materials, labor and overhead.

5.	Derivative Financial Instruments

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

The following summarizes the position of open natural gas derivative contracts at September 30, 2008, December 31, 2007 and September 30, 2007:

	Other	Accrued
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset (Liability)

September 30, 2008	$11,779	$(81,653)	$(69,874)
December 31, 2007	$3,101	$(7,959)	$(4,858)
September 30, 2007	$2,867	$(14,041)	$(11,174)

Certain derivatives outstanding at September 30, 2008 and 2007, which settled during October 2008 and 2007, respectively, are included in the position of open natural gas derivatives in the table above. The October 2008 derivatives settled for an approximate $16.0 million loss as compared to the October 2007 derivatives which settled for an approximate $4.0 million loss. All open derivatives will settle during the next 12 months.

We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $1.1 million and $1.2 million to cost of sales for the nine-month periods ending September 30, 2008 and 2007, respectively.

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

The activity related to accumulated other comprehensive income (loss) for the three-month periods ended September 30, 2008 and 2007 is:

(in thousands)	2008	2007

Beginning accumulated gain (loss)	$32,235	$(13,753)
Reclassification into earnings	(7,060)	(12,884)
Net change associated with current period hedging transactions	(94,479)	14,569

Ending accumulated loss	$(69,304)	$(12,068)

The activity related to accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2008 and 2007 is:

(in thousands)	2008	2007

Beginning accumulated loss	$(4,699)	$(6,179)
Reclassification into earnings	15,185	13,160
Net change associated with current period hedging transactions	(79,790)	(19,049)

Ending accumulated loss	$(69,304)	$(12,068)

Approximately $69.3 million of the net accumulated loss at September 30, 2008 will be reclassified into earnings during the next twelve months as compared to $12.1 million of the net accumulated loss at September 30, 2007.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At September 30, 2008, we had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and nine-month periods ending September 30, 2008, there were no gains or losses on nitrogen forward derivative instruments. For the three- and nine-month periods ending September 30, 2007, we recognized a loss of $0.7 million and $2.6 million, respectively, on nitrogen forward derivative instruments.

6.	Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which, among other things, requires enhanced disclosure of assets and liabilities measured and reported at fair value. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption of SFAS 157 did not have a material impact on our financial statements.

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

We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market which are classified at level 2 as a significant other observable input in the disclosure hierarchy framework as defined by SFAS 157.

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of September 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative contracts	$—	$11,779	$—

Total	$—	$11,779	$—

Liabilities
Derivative contracts	$—	$(81,653)	$—

Total	$—	$(81,653)	$—

7.	Turnaround Costs

The following represents a summary of the deferred plant turnaround costs for the nine months ended September 30, 2008:

		Turnaround		Currency
	Beginning	Costs	Turnaround	Translation	Ending
(in thousands)	Balance	Capitalized	Amortization	Adjustments	Balance
Period ended:
September 30, 2008	$16,841	$341	$(10,048)	$—	$7,134

8.	Revolving Credit Facility

We have a $50.0 million revolving credit facility available that expires January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 5.68% at September 30, 2008). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At September 30, 2008, we had $50.0 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.

9.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141R, Business Combination, which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this Standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of SFAS 141R.

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
During the second quarter of 2008, China imposed significant export tariffs on urea. Subsequent to this announcement, North American spot prices for nitrogen products significantly increased. During the third quarter of 2008, China imposed increased export tariffs on urea through December 31, 2008. During 2007, China was a major exporter of urea to North America. The introduction of the export tariffs in 2008 reduced the volume of exports to North America. If China reduces or eliminates the export tariffs on urea after December 31, 2008, significant volumes of exports from China may resume.
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

Three months ended September 30, 2008 compared with
three months ended September 30, 2007
Volumes and prices for the three-month periods ended September 30, 2008 and 2007 are:

	2008		2007
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]

Ammonia	68	$664	57	$367
UAN (32% basis)[1]	536	$342	432	$233

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting outbound freight costs.
Revenues for the 2008 third quarter were $246.5 million, compared to $133.0 million for the 2007 third quarter. The $113.5 million, or 85%, increase in revenues was primarily due to an increase in ammonia and UAN sales prices of 80.9% and 46.8%, respectively. The higher prices resulted from increased demand for nitrogen products for corn and wheat plantings. As compared to 2007 third quarter, 2008 revenues increased approximately $91.0 million due to higher prices of our products and $22.2 million due to increased sales volumes.
The 2008 third quarter gross profit was $108.3 million, which was $61.6 million more than the 2007 third quarter. As compared to the 2007 third quarter, 2008 gross profits increased approximately $84.8 million due to higher prices of our products and $10.7 million due to increased sales volumes, partially offset by higher natural gas costs of $20.9 million. Natural gas costs, including the effects of forward price contracts, during the 2008 and 2007 third quarters, were $9.28 per MMBtu and $7.02 per MMBtu, respectively.

Nine months ended September 30, 2008 compared with
nine months ended September 30, 2007
Volumes and prices for the nine-month periods ended September 30, 2008 and 2007 are:

	2008		2007
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]

Ammonia	222	$582	221	$370
UAN (32% basis)[1]	1,560	$321	1,486	$215

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting outbound freight costs.
Revenues for the 2008 first nine months were $677.5 million, compared to $438.0 million for the 2007 first nine months. The $239.5 million, or 55%, increase in revenues was primarily due to an increase in ammonia and UAN sales prices of 57.3% and 49.3%, respectively. The higher prices resulted from increased demand for nitrogen products for corn and wheat plantings.
The 2008 first nine months gross profit was $325.7 million, which was $178.3 million more than the 2007 first nine months. As compared to the 2007 first nine months, 2008 gross profit increased approximately $253.8 million due to higher prices of our products, partially offset by higher natural gas costs of $36.7 million. Natural gas costs, including the effects of forward price contracts, during the 2008 and 2007 first nine months, were $8.00 per MMBtu and $6.70 per MMBtu, respectively.
Capital resources and liquidity
Operating activities for the first nine months of 2008 generated $239.2 million of cash, comprised of $336.3 million of cash from operating activities, offset by $97.1 million to fund seasonal working capital changes. First nine month changes to current assets and liabilities represented seasonal fluctuations to working capital balances.
During the first nine months, we funded capital and plant turnaround purchases of $6.2 million primarily to fund replacement and sustaining capital needs. Plant turnaround costs represent cash used for the periodic scheduled maintenance of our continuous process production facilities.
Our principal funding needs are to support our working capital and capital expenditures. We intend to fund our needs primarily from cash provided by operating activities and, to the extent required, from funds borrowed under our $50.0 million revolving bank credit facility.
We have a $50.0 million revolving credit facility available that expires January 31, 2012. Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. At September 30, 2008, we had borrowing availability of $50.0 million and had no outstanding borrowings or letters of credit under the facility. Management expects the facility to be adequate to meet our operating cash needs.

Under the credit facility, we are subject to covenants which impose certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our aggregate borrowing availability falls below $10.0 million, we are required to have generated $25.0 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items as defined in the credit facility, for the preceding four quarters. We are also required to maintain a minimum aggregate unused borrowing availability of $5.0 million at all times.
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
We make quarterly distributions to our partners based on “Available Cash” for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $289.1 million and $104.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively.
We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (“the Operating Partnership”) and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests.

On October 23, 2008, we announced a $2.80 distribution to be paid to Common Unit holders in the 2008 fourth quarter. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total

Minimum Quarterly Distribution	$0.605	$0.605	98.990%	0.985%	0.025%	100.000%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.000%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.000%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.000%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100.000%
The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.
At September 30, 2008, the General Partner and its affiliates owned 75.3% of our outstanding units. When less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of 1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and 2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 — Derivative Financial Instruments contained in Item 8 of our 2007 form 10-K. There were no material changes in our use of financial instruments during the quarter ended September 30, 2008.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers our position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at September 30, 2008 to cover approximately 37% of its natural gas requirements for the succeeding twelve months. The General Partner’s ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.
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
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the third quarter of 2008 as compared to the risk factors identified in our 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits:

Exhibits 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 31.2	Certification of the Vice President and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Vice President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

By:	TERRA NITROGEN GP INC.
as General Partner

By:	/s/ DANIEL D. GREENWELL

Daniel D. Greenwell
Vice President and
Chief Accounting Officer (Principal Financial Officer)
Date: October 24, 2008

EXHIBIT INDEX

Exhibits 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 31.2	Certification of the Vice President and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Vice President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002