Form 10-K
period 2008-12-31
TERRA NITROGEN CO L P /DE
filed 2009-03-05
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant’s most recently completed second fiscal quarter was $598,895,050.08

The number of Common Units, without par value, outstanding as of March 5, 2009 was 18,501,576.

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

Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	changes in financial markets,
•	general economic conditions within the agricultural industry,
•	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),
•	changes in product mix,
•	changes in the seasonality of demand patterns,
•	changes in weather conditions,
•	changes in environmental and other government regulations,
•	changes in agricultural regulations, and
•	other risks detailed in the section of this report entitled “Risk Factors”.

Additional information as to these factors can be found in the sections entitled Item 1, Business, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to our Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

Terra Nitrogen Company, L.P.
Form 10-K

Part I

Item 1.   Business

General

Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware Limited Partnership that produces and distributes nitrogen fertilizer products. Our principal products are anhydrous ammonia (or ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc. (Terra), a Maryland corporation. Terra is a leading North American producer and marketer of nitrogen products, serving agricultural and industrial markets.

2008 Overview

In 2008, we delivered the best annual financial results in our history, as the excellent global nitrogen market conditions from 2007 continued through the first three quarters of 2008. The broad-based economic decline impacted the nitrogen market during the fourth quarter of 2008, causing nitrogen product demand to decline, reducing product sales prices and curtailing product shipment. Although the unprecedented global economic challenges of the fourth quarter were a sharp contrast to the positive operating environment of the first three quarters, we still delivered impressive financial results for the fourth quarter 2008.

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

Financial information about our business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Products

Overview

One of the principal forms of globally traded nitrogen fertilizer is ammonia. UAN is used principally in North America and has only recently been traded in international markets. UAN’s high water content and need for transportation in tankers can cause transportation costs per unit of nitrogen to be higher than for other forms of internationally traded nitrogen products. The location of our sole production facility in Verdigris, Oklahoma provides us a competitive advantage in serving agricultural customers in the Central and Southern Plains and the Corn Belt regions of the U.S. We do not sell our products internationally. Our nitrogen products and 2008 product production are described in greater detail below.

Urea Ammonium Nitrate Solutions (UAN)

UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate (AN) and water. The nitrogen content of UAN ranges from 28% to 32% by weight. (Unless we state otherwise, all references to UAN assume a 32% nitrogen content). Because of its high water content, UAN is relatively expensive to transport, making it largely a regionally distributed product.

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

In 2008 we produced and sold approximately 2.0 million tons of UAN.

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

In 2008, we produced approximately 1.2 million tons of ammonia. We sold a total of 0.3 million tons of ammonia and consumed approximately 0.9 million tons of ammonia as a raw material to manufacture our other nitrogen products.

Marketing and Distribution

We sell our products primarily in the Central and Southern Plains and Corn Belt regions of the U.S. Our sole production facility in Verdigris, Oklahoma is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has an ammonia pipeline to transport product to primary markets. Our products are marketed and distributed by Terra based in Sioux City, Iowa, which provides services to the Partnership. For further information on the combined organizations of the General Partner and our affiliates, see Note 11, Transactions with Affiliates, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

All of our sales are at the wholesale level. Our customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. We sell a majority of our nitrogen fertilizer products to dealers. No single customer accounted for more than 7% of our 2008 sales.

Transportation

We use several modes of transportation to ship product to customers, including railcars, common carrier trucks, barges and common carrier pipelines. Railcars are the primary mode of transportation for shipments from our Verdigris facilities. We utilize railcars that are currently leased by Terra for all of its businesses. Terra currently leases approximately 3,048 railcars. We also use approximately 39 liquid and ammonia fertilizer terminal storage facilities in numerous states.

Nitrogen Industry Overview

The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen is an essential element for most organic compounds in plants because it promotes protein formation. Nitrogen is also a major component of chlorophyll, which helps promote green healthy growth and high crop yields. There are no known substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent, but must be replaced because crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of nitrogen absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-by-year, per-acre-planted basis than is demand for phosphate or potash fertilizer.

The major nitrogen consuming crops in North America are corn and wheat. Certain crops, such as soybeans and other legumes, can better absorb atmospheric nitrogen and do not require nitrogen fertilizers.

Demand

Global demand for fertilizers typically grows at predictable rates and tends to correspond to growth in grain production. Global fertilizer demand is driven in the long term primarily by population growth, increases in disposable income and associated improvements in diet. Short-term demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention, such as changes in the buying patterns of China or India. Grain consumption has historically grown at approximately 1.2% per year. According to the International Fertilizer Industry Association, over the last 45 years global fertilizer demand has grown 3.7% annually and global nitrogen fertilizer demand has grown at a faster rate of 4.8% annually. During that period, North American nitrogen fertilizer demand has grown 3.3% annually.

Supply

Over the past seven years, global ammonia capacity has remained relatively flat, growing at an average of approximately 2% per annum. This result was attributable principally to the combination of new project capacity being offset by permanent plant closings in the U.S. and Europe. As global operating rates and prices have risen, so have plans for new capacity.

This anticipated new global capacity will come primarily from advantaged natural gas regions of the world, such as the Middle East and North Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased the production costs for new and existing plants in the former Soviet Union and Europe.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. According to Fertecon, a leading fertilizer industry publication, world trade in ammonia grew from 17.0 million tons in 2000 to 20.9 million tons by 2007 due to the exceptional increase in gas prices in the U.S. and Europe during this period and the consequent closure of U.S. capacity.

Outlook

As of October 2008, Fertecon forecasts that global nitrogen fertilizer demand is expected to rise by around 2% per year from 2005 to 2015, increasing by 25 million tons or close to 25% over the period. In North America, nitrogen fertilizer consumption is expected to increase from 2005 to 2015 from 14 million tons to 16 million nutrient tons, a 15% increase.

The continued growth in demand for nitrogen products has helped stabilize global ammonia capacity utilization rates, which averaged 83.5% between 2006 and 2007. According to Fertecon, global ammonia utilization rates are forecasted to remain in the low-80’s through 2015. North American ammonia utilization rates are forecast to remain stable at 89% through 2015.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next nine years. According to Fertecon, global ammonia capacity is forecast to increase by 23.4 million tons by 2015, a total increase of 17%. This projected additional capacity excludes Chinese plants as product produced in China is not expected to be distributed in global markets. There are a number of new capacity projects expected or underway in gas advantaged regions; however, increased construction costs and changes in market dynamics have delayed a number of projects.

World trade in ammonia is expected to increase by 1.8 million tons or 8% in the period to 2015, according to Fertecon, representing more modest growth than seen from 2000 to 2005. Fertecon projects that higher gas costs for Russian and Ukrainian exporters and the lower relative gas price outlook for the U.S. would appear to support continued operating rates for remaining U.S. ammonia capacity, limiting the near-term growth in ammonia imports.

Global grain inventories are currently at levels significantly below the ten-year average, while corn prices, which have been volatile in recent months, stand at $3.40 per bushel as of February 20, 2009 versus $4.98 per bushel one year prior. Both of these factors influence the outlook for demand for our products.

The emergence of ethanol as an alternative energy source has the potential to drive incremental fertilizer demand. Corn, the primary feedstock for U.S. ethanol production, represents approximately 40% of fertilizer demand in North America. New ethanol capacity is increasing demand for corn and, according to Fertecon, is expected to contribute to a forecasted 21 million hectare increase in planted corn area in the world by 2030. The amount of corn used in the U.S. for ethanol production has more than doubled in the last five years. In 2007-2008, approximately 3.0 billion bushels of corn were used for ethanol production. According to the USDA, a 22% increase is forecast for the current 2008-2009 crop year, bringing the total bushels used for ethanol to 3.7 billion. This number is projected to rise to almost 4.0 billion bushels by 2009-2010, equivalent to approximately 30% of the U.S. corn crop.

Seasonality and Volatility

The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries, and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak consumption periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the late fall/early winter period as depleted inventories are restored.

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

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

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas. Natural gas costs in 2008 accounted for approximately 73% of our total costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on our business, financial condition and results. We believe there will be a sufficient supply of natural gas for the foreseeable future and we will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season when we and/or our customers generally build inventories in anticipation of the peak-sales spring season. We use a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas.

Natural gas is delivered to our Verdigris, Oklahoma facility via an intrastate pipeline. This pipeline is not an open-access carrier, but is nonetheless part of a widespread regional system through which Verdigris can receive natural gas from any major Oklahoma source. We also have limited access to out-of-state natural gas supplies for this facility.

We use derivative instruments to hedge a portion of our natural gas purchases. Our policy is designed to hedge exposure to natural gas price fluctuations for production required for estimated forward product sales commitments. We hedge natural gas prices through the use of supply contracts, financial derivatives and other instruments.

The settlement dates of forward-pricing contracts coincide with gas purchase dates as well as shipment periods on forward committed sales. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate New York Mercantile Exchange (NYMEX) futures contract prices.

Competition

The markets in with we operate are highly competitive. Competition in agricultural input markets takes place largely on the basis of price, supply reliability, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors.

Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also importation competitive factors. Significant determinants of the competitive position of our plants are the natural gas acquisition and transportation contracts negotiated with our major suppliers as well as proximity to natural gas sources and/or end-users.

Our domestic competitors in the nitrogen fertilizer markets are primarily other independent fertilizer companies. Nitrogen fertilizers imported into the U.S. compete with domestically produced nitrogen fertilizers, including those we produce. Imports of nitrogen products represent approximately 56% of nitrogen used in North America. Some foreign competitors in countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future in countries with favored natural gas costs.

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

We may be required to install additional air and water quality control equipment, such as low nitrogen oxide (NOx) burners, scrubbers, ammonia sensors and continuous emission monitors, at our facility to comply with applicable environmental requirements, including under the Clean Air Act and Clean Water Act. These equipment requirements also typically apply to our competitors as well.

We endeavor to comply in all material respects with applicable environmental, health and safety regulations and have incurred substantial costs in connection with such compliance. Because these regulations are expected to continue to change, and generally to be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with these regulations to have a material adverse effect on our results of operations, financial position or net cash flows. However, there can be no guarantee that new regulations will not result in material costs.

Our capital expenditures related to environmental control in 2008 were approximately $1.5 million. Environmental capital expenditures are projected to be approximately $9.5 million in the aggregate for the three years 2009, 2010 and 2011. The majority of these expenditures are for voluntary pollution prevention projects.

We believe that our policies and procedures now in effect comply with applicable environmental laws and with the permits relating to our facility in all material respects. However, in the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Although environmental expenditures in 2008 were not material, it is impossible to predict or quantify the impact of future environmental liabilities associated with releases of hazardous substances from our facility. Such liabilities could have a material adverse impact on our results of operations, financial position or net cash flows.

Employees

TNGP, the General Partner, is responsible for managing our business. As of December 31, 2008, the General Partner had no employees. Terra Nitrogen Corporation (TNC), a Terra subsidiary and the prior general partner had 163 employees, who, along with Terra, provide services to us under the October 2007 Amended and Restated General and Administrative Services Agreement. TNCLP had no employees as of December 31, 2008.

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

Phone: (800) SEC-0330
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

We also make available, free of charge on our Web site, the charters of the Audit Committee and the Nominating and Corporate Governance Committee, as well as the Corporate Governance Guidelines of our Board of Directors (Board) and our Code of Ethics and Standards of Business Conduct (including any amendment to, or waiver from, a provision of the Code of Ethics and Standards of Business Conduct) adopted by our Board. These documents are posted on our Web site at www.terraindustries.com.

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

A substantial portion of our operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower product production.

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2008 comprised about 73% of our total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of the related nitrogen products could result in reduced profit margins and lower production. We have reduced production rates for periods of time in response to high natural gas prices and may do so again in the future. Globally, a significant number of competitors’ nitrogen production facilities have access to fixed-priced natural gas supplies. Our offshore competitors’ natural gas costs have been and likely will continue to be substantially lower than ours. Governmental or regulatory actions may also adversely affect both the supply availability and/or price of natural gas which could have a material adverse affect on the Partnership’s business, financial condition and results of operations.

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

Our products are global commodities and we face intense competition from other producers.

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

Our risk measurement and hedging activities might not prevent losses.

We manage commodity price risk for our businesses as a whole. Although we implemented risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk, and adverse changes involving volatility, adverse correlation of commodity prices and the liquidity of markets might still adversely affect earnings and cash flows, as well as the balance sheet under applicable accounting rules, even if risks have been identified. The ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

In an effort to manage financial exposure related to commodity price and market fluctuations, we have entered into contracts to hedge certain risks associated with our business, its assets and operations. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist. We may not be able to successfully manage all credit risk and as such, future cash flows could be impacted by counterparty default.

We are substantially dependent on our Verdigris, Oklahoma manufacturing facility, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

Our manufacturing operations may be subject to significant interruption if our Verdigris, Oklahoma manufacturing facility were to experience a major accident or were damaged by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. We currently maintain property insurance, including business interruption insurance although there can be no assurance that we have sufficient coverage, or can in the future obtain and maintain sufficient coverage at reasonable costs.

We may be adversely affected by environmental laws or regulations to which we may be subject.

Our operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Our operations are subject to comprehensive federal and state regulatory guidelines, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Emergency Planning and Community Right-to-Know Act, Toxic Substances Control Act and their state analogs. We could incur substantial costs, including capital expenditures for equipment upgrades, operational changes, fines and penalties and third-party claims for damages, as a result of noncompliance with, violations of or liabilities under environmental laws and regulations. We are also involved in the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or analogous laws for all or part of the costs of investigation and/or remediation if such materials have been or are disposed of or released at sites that require investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

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

Government regulation and agricultural policy may reduce the demand for our products.

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

Terra and its affiliates may engage in competition with us.

The partnership agreement does not prohibit Terra and its affiliates, other than our General Partner TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in businesses that otherwise compete directly or indirectly with us, which could harm our business. In addition, Terra may acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.

We are dependent on Terra and its employees for the success of our business.

We are dependent on Terra for our success in a number of respects. Terra, through its wholly-owned subsidiary TNGP, (our General Partner), manages our business operations and, together with its affiliates, provides certain other services to us, including production, manufacturing, sales, customer service, distribution, accounting, legal, risk management, investor relations and other general and administrative services. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than we do. Although Terra is affected by most of the factors that affect us, its higher level of debt could put a greater risk on Terra in the event business conditions deteriorate materially. Our results of operations and financial condition might be adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. Information regarding Terra can be obtained in the various filings with the Securities and Exchange Commission, including Form 10-K, Form 10-Q and Form 8-K.

We may be unable to refinance our indebtedness upon a change of control.

Under our revolving credit facility, a change of control will occur if, among other such things, an individual or group acquires more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the credit facility. If such a change of control was to occur, the Partnership may not have the ability to replace its current revolving credit facility on terms equal to or more favorable than current terms.

CF’s exchange offer to purchase all of Terra’s outstanding common stock may be disruptive to our business and threatens to adversely affect the Partnership’s operations and results.

On February 23, 2009, CF Industries Holdings, Inc. (CF) commenced an exchange offer to purchase all of Terra’s outstanding common stock (the CF Offer). The CF Offer expires on May 15, 2009. The uncertainty regarding the outcome of the CF Offer may disrupt the Partnership’s business which could result in an adverse effect on our operating results.

We are dependent on Terra and its employees in a number of respects. Responding to the CF Offer has been, and may continue to be, a distraction for Terra’s management and employees. Terra management and employee distraction related to the CF Offer also may adversely impact our ability to optimally conduct the Partnership business and pursue our strategic objectives.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Production Facility

	Annual Capacity in Tons[1]
Location	Ammonia[2]	UAN — 32%

Verdigris, Oklahoma	1,050,000	1,925,000

1	The annual capacity contains an allowance for a planned maintenance shutdown.

2	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.

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

The Partnership’s Verdigris production facility is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Verdigris, Oklahoma manufacturing facility was 107% in 2008, 106% in 2007 and 95% in 2006.

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

From time to time, we may be involved in claims, disputes, administrative proceedings and litigation arising in the ordinary course of business. We do not believe that the matters in which the Partnership may be currently involved, either individually or in the aggregate, will have a material adverse effect on the business, results of operations, financial position or net cash flows of the Partnership.

Item 4.	Submission of Matters to a Vote of Unitholders

No matters were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Securities

	2008		2007
Quarter	High	Low	High	Low

1st	$168.19	$102.10	$58.27	$30.82
2nd	171.37	108.39	132.99	56.00
3rd	135.98	94.00	140.35	66.18
4th	111.17	65.20	154.12	87.49

TNCLP’s common units are traded on the New York Stock Exchange (NYSE) under the symbol “TNH.” There is no public trading market with respect to TNCLP’s Class B common units. The high and low sales prices of the common units for each quarterly period for 2008 and 2007, as reported on the NYSE Composite Price History, are shown above.

Ownership of TNCLP is composed of the General Partner interest and the Limited Partner interests. The Limited Partner interests consist of 18,501,576 Common Units and 184,072 Class B Common Units. Terra and its subsidiaries owned 13,899,014 Common Units and 184,072 Class B Common Units as of December 31, 2008. Based on information received from TNCLP’s transfer and servicing agent, the number of registered unitholders as of March 5, 2009 is 152.

Under TNCLP’s limited partnership agreement, cash distributions to unitholders are based on Available Cash for the quarter as defined therein. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. For additional information regarding cash distributions, see the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis, of this Annual Report on Form 10-K.

The following table represents cash distributions paid to the holders of Common Units, Class B Common Units and the General Partner for the years ending December 31, 2008 and 2007:

			Class B
	Common Units		Common Units		General Partner
	Total	$ Per	Total	$ Per	Total
	($000s)	Unit	($000s)	Unit	($000s)

2008
First Quarter	$82,332	$4.45	$819	$4.45	$861
Second Quarter	77,708	4.20	850	4.62	8,655
Third Quarter	67,158	3.63	1,149	6.24	49,519
Fourth Quarter	51,773	2.80	849	4.61	34,420

2007
First Quarter	$17,946	$0.97	$179	$0.97	$188
Second Quarter	29,049	1.57	288	1.57	303
Third Quarter	55,505	3.00	552	3.00	581
Fourth Quarter	38,853	2.10	386	2.10	405

Item 6.	Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per unit data)	2008	2007	2006	2005	2004

Income Statement Data:
Total revenues	$903,017	$636,308	$425,097	$455,522	$419,641
Gross profit	$432,212	$221,622	$53,126	$63,192	$55,683
Net income	$422,385	$205,782	$46,192	$55,941	$45,871
Net income per Common Unit	$14.90	$10.90	$2.45	$2.95	$2.43
Partnership Distributions Paid:
Limited Partner, Common Units	$278,971	$141,353	$35,524	$54,580	$32,378
Limited Partner, Class B Common Units	3,667	1,405	353	55	—
General Partner	93,455	1,477	372	1,057	661

Total partnership distributions	$376,093	$144,235	$36,249	$55,692	$33,039

Distributions Paid Per Common Unit:	$15.08	$7.64	$1.92	$2.95	$1.75

Balance Sheet Data:
Total assets	$341,406	$413,786	$218,214	$191,292	$213,953
Long-term debt and capital lease obligations, including current portion(1)	$—	$—	$—	$12	$8,282
Partners’ capital	$227,309	$207,099	$144,072	$134,359	$133,984

(1)	During the 2005 third quarter, we repaid $8.2 million of long-term debt due to Terra.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As you read this management’s discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Introduction

In this discussion and analysis, we explain our business in the following areas:

•	Business Strategy
•	Recent Business Environment
•	Strategy Effectiveness
•	Results of Operations
•	Liquidity and Capital Resources

•	Various Quantitative and Qualitative Disclosures

Business Strategy

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

To succeed in this business, a producer must have the financial strength to weather industry downturns and the ability to serve its markets cost-effectively during every phase of the cycle. A nitrogen producer will also benefit from having one or more nitrogen products that operate in non-agricultural markets to balance the cyclicality of those markets.

We base our business strategies on these concepts. In practice, this means we:

•	Manage our assets to reap the highest returns through the cycle by maintaining our facilities to be safe and reliable, cultivating relationships with natural customers who due to their physical location can receive our product most economically, and closely managing the supply chain to keep storage, transportation and other costs down.
•	Develop higher-return product markets, such as that for UAN, our primary nitrogen fertilizer product.

In every case, we invest our capital judiciously to realize a return above the cost of capital over the industry cycle.

Recent Business Environment

The following factors are the key drivers of our profitability: nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance, and natural gas costs, particularly in North American markets.

Demand

Nitrogen products demand is driven by a growing global population, its desire for a higher-protein diet and to a lesser degree, by the rise of corn-consuming biofuels in North America. Nitrogen products can sometimes substitute for one another. For example, in today’s market environment a farmer who would ordinarily prefer ammonia because of its economics might be willing to accept another nitrogen product when soil conditions prohibit ammonia application or when ammonia is not available. This is explained by current strong commodity grain prices that are making yields realized at harvest — rather than dollars spent on inputs per acre of crop — the grower’s primary concern. While upgraded products contain less nitrogen by weight, they are, as compared to ammonia, generally easier to ship, store and apply. A grower in these circumstances appreciates the greater application flexibility of upgraded products since it gives him a larger window of opportunity to get nitrogen on his crops and encourage a higher yield. In today’s market environment, upgraded products, and UAN in particular, are realizing significant premiums over ammonia as a nitrogen source. This should remain the case for as long as commodity grain prices hold strong.

Supply

Imports are a major factor in the nitrogen products supply picture, as they account for over half of the total North American nitrogen supply, with the levels varying among the various products. Products containing the highest percentage of nitrogen by weight are the most economical to ship, and, as such, make up the greatest share of those imports. Most producers exporting nitrogen products into North America can afford to do so only because they are manufacturing product with cheaper gas than that which is available to North American producers. European and Commonwealth of Independent States (CIS) producers have their own variable gas cost dynamics and we do not expect these producers will be able to consistently export nitrogen products at lower costs than North American producers.

Natural Gas Costs

North American natural gas markets have been volatile for a number of years. From 2000 to 2005, European and CIS countries had lower natural gas costs than North America. During the industry downturn of those years, North American producers — having the highest cost basis — were the marginal producers, and many North American producers shut down capacity or went out of business altogether. North American volatility returned in 2008, with natural gas prices rising significantly in the first and second quarters while declining dramatically in the third and fourth quarters. Based on projected net increases in natural gas supply for most of 2009, we expect moderate North American natural gas prices, enabling us to remain competitive with global producers. We also believe our geographic plant positions in Oklahoma provide us with a favorable delivered gas cost basis as compared to our Gulf Coast competitors.

The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	December 31,	March 31,	June 30,	September 30,	December 31,
(in $ per MMBtu)	2007	2008	2008	2008	2008

	$7.81	$10.50	$13.22	$7.90	$6.09

As shown in the table above, the forward natural gas price for the succeeding twelve month periods have been volatile in 2008. The first half of 2008 experienced a 69% increase in the forward natural gas price from $7.81 per million British thermal units (MMBtu) at December 31, 2007 to $13.22 per

MMBtu at June 30, 2008. The second half of 2008 experienced a 54% decline in the forward natural gas price from $13.22 per MMBtu at June 30, 2008 to $6.9 per MMBtu on December 2008.

Strategy Effectiveness

By executing the business strategies discussed above through 2008, we were able to:

•	Achieve strong production, earnings, cash flows and returns for TNCLP and our unitholders;
•	Pay distributions to unitholders of $376.1 million; and
•	End the year with cash balances of $154.7 million, which included customer prepayments of $45.1 million.

Results of Operations

Consolidated Results

	Year Ended December 31,			2008-2007		2007-2006
(in millions, except per share data)	2008	2007	2006	Change	Percent	Change	Percent

Total revenues	$903.0	$636.3	$425.1	266.7	42%	211.2	50%
Cost of goods sold	470.8	414.6	372.0	56.2	14%	42.6	11%
Gross profit	432.2	221.7	53.1	210.5	95%	168.6	318%
Gross profit percentage	47.9%	34.8%	12.5%		13.0%	22.4%
Operating expenses	15.7	21.2	8.6	(5.5)	(26%)	12.6	147%
Income from operations	416.5	200.5	44.5	216.0	108%	156.0	351%
Interest income, net	5.9	5.3	1.7	0.6	11%	3.6	213%

Net Income	$422.4	$205.8	$46.2	216.6	105%	159.6	346%

Net income allocable to Common Units	$275.7	$201.7	$45.3	$74.0	37%	$156.4	345%
Net income per Common Unit	$14.90	$10.90	$2.45	$4.00	37%	$8.45	345%

Sales Volumes and Prices

	2008		2007		2006
	Sales	Average	Sales	Average	Sales	Average
(quantities in thousands) of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)	Volumes .	Unit Price(1)

Ammonia	303	$616	349	$380	274	$344
UAN (32% basis)(2)	1,980	330	2,013	224	1,828	154

(1)	After deducting outbound freight costs.

(2)	The nitrogen content of UAN is 32% by weight.

Results of Operations—2008 Compared with 2007

Total revenues for 2008 were $903.0 million, compared to $636.3 million for 2007. The $266.7 million, or 42% increase in revenues was due to increased ammonia and UAN prices of 62% and 47%, respectively. The increased sales prices are due to the increased demand for nitrogen products driven by high commodity grain prices.

Income from operations for 2008 was $416.5 million as compared to $200.5 million for 2007. The $216.0 million increase was primarily due to $281.8 million increase in sales prices partially offset by $57.2 million related to an increase in natural gas costs and $7.4 million of sales volume decreases. Volumes for ammonia and UAN were down 13% and 2%, respectively, in comparison to 2007 due primarily to light nitrogen demand in the fourth quarter.

For the year, natural gas costs, including the effect of hedged settled natural gas position, increased 26% from $6.84 per British thermal unit (MMBtu) in 2007 to $8.59 per MMBtu in 2008. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2008 natural gas costs were $42.9 million higher than spot prices, as compared to 2007 natural gas costs that were $25.1 million higher than spot prices.

Operating expenses decreased $5.5 million, primarily as a result of lower selling, general and administrative (SGA) costs that are allocated to us from Terra. Our decreased 2008 SGA allocation was primarily related to lower share-based compensation expense, resulting from a year over year reduction of the Terra stock price.

Results of Operations—2007 Compared with 2006

Total revenues for 2007 were $636.3 million, compared to $425.1 million for 2006. The $211.2 million, or 50% increase in revenues was due to increased UAN volumes and prices of 10% and 44%, respectively, and increased ammonia volumes and prices of 27% and 10%, respectively. The increased volumes and sales prices are due to the increased demand for nitrogen products as discussed above.

Income from operations for 2007 was $200.5 million as compared to $44.5 million for 2006. The $156.0 million increase was primarily due to $136.2 million increase in sales prices and $24.9 million of sales volume increases. Natural gas prices decreased in 2007, which reduced total costs by approximately $7.4 million. Operating expenses increased $12.6 million, primarily as a result of SGA costs that are allocated to us from Terra. Our increased 2007 SGA allocation was primarily related to higher share-based compensation expenses related to improved performance and stock price increase.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding needs are to support working capital requirements, make payments for plant turnaround and capital expenditures, and quarterly distributions. Cash and cash equivalent balances at December 31, 2008 were $154.7 million, a decrease of $91.5 million from 2007.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

Total cash provided by (used in)	2008	2007	2006

Operating activities	$292,883	$347,608	$83,894
Investing activities	(8,249)	(19,520)	7,163
Financing activities	(376,093)	(144,235)	(36,261)

Increase (decrease) in cash and cash equivalents	$(91,459)	$183,853	$54,796

Operating Activities

Net cash provided by operating activities for 2008 represented $448.5 million from operations and $155.6 million from working capital changes. The $448.5 million includes $422.4 million of net income, adjusted for non-cash expenses of $21.5 million of depreciation of plant, property and equipment and amortization of deferred plant turnaround costs, and $4.6 million of loss on derivatives.

Investing Activities

During 2008, we spent $8.0 million on capital expenditures for replacement additions to plant and equipment and $0.2 million for plant turnaround costs. The plant turnaround costs represent periodic scheduled maintenance costs and occur generally every two years.

Financing Activities

During 2008, we paid distributions of approximately $376.1 million to our unitholders. The distributions paid are based on the available cash, as defined our Agreement of Limited Partnership. See Partnership Distributions on page 22 and Note 3, Agreement of Limited Partnership, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further detail regarding distributions.

Revolving Credit Facility

We have a $50 million revolving credit facility that in 2007 was extended through January 31, 2012. We extended the credit facility (facility) in conjunction with Terra’s debt refinancing in 2007. A portion of this facility is available for swing loans and for the issuance of letters of credit. At December 31, 2008, there were no revolving credit borrowings, and there were no outstanding letters of credit. The facility requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. Terra and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. For additional information regarding our facility, see Note 9, Revolving Bank Credit Facility, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Under the facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the facility are secured by substantially all of our working capital.

In addition, if our aggregate borrowing availability falls below $10 million, we are required to have generated $25 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items as defined in the facility for the preceding four quarters. We are also required to maintain a minimum aggregate unused borrowing availability of $5 million at all times.

Our ability to continue to meet the covenants under the facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants, or to obtain a waiver from the lenders, would result in our default such that all outstanding amounts could become immediately due and payable and we would be unable to borrow additional amounts under the facility. Access to adequate bank facilities may be required to fund operating cash needs. Therefore, any default or termination of the facility could have a material adverse effect on our business.

On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to Terra’s Board of Directors proposing CF’s acquisition of Terra in an all stock transaction. The facility requires that there be no change of control related to Terra, such that no individual or group acquires more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facility. See Note 14, Subsequent Event, to the Notes for the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for additional information with respect to CF’s unsolicited proposal. We expect the facility to be adequate to meet our operating needs.

Debt

The General Partner is an indirect, wholly-owned subsidiary of Terra. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner’s independent directors.

Capital Expenditures

We had $8.0 million of capital expenditures in 2008, used primarily for replacing operating plant and equipment. Plant turnaround costs represent cash used for the periodic scheduled maintenance of our continuous process production facilities, generally every two years. We funded $0.2 million of plant turnaround costs during 2008. We expect 2009 capital expenditures to be approximately $20.0 million for operating plant and equipment and $9.0 million for turnaround costs.

We incurred $2.0 million, $0.5 million and $0.5 million of capital expenditures in 2008, 2007 and 2006, respectively, related to capital improvements to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with these existing requirements in 2009, 2010 and 2011 will be approximately $6.0 million. The majority of these expenditures are for voluntary pollution prevention projects.

In addition, expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $2.0 million, $1.7 million and $1.7 million in 2008, 2007 and 2006, respectively. Because we expect environmental, health and safety regulations to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. However, we do not expect that our compliance with these regulations will have a material adverse effect on our results of operations, financial position or net cash flows.

Partnership Distributions

We make quarterly distributions to our unitholders based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $376.1 million, $144.2 million and $36.2 million to our unitholders in 2008, 2007 and 2006, respectively.

We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (the Operating Partnership) and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership’s Available Cash from operations. Our cash distributions are made 99.975% to Common and Class B Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests. Pursuant to our Agreement of Limited Partnership, income allocable to the Limited Partner and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.

On February 10, 2009, the Partnership announced $2.97 per unit distribution to be paid during the 2009 first quarter. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation

				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total

Minimum Quarterly Distribution	$0.605	0.605	98.990%	0.985%	0.025%	100%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100%

The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.

General Partner Option to Effect Mandatory Redemption of Partnership Units

At December 31, 2008, the General Partner and its affiliates owned 75.3% of our outstanding common units. When less than 25% of the issued and outstanding common units are held by non-affiliates of the General Partner, as was the case at December 31, 2008, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates the right to acquire all of the outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give common unitholders at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding common units. The purchase price per unit will be the greater of (1) the average of the daily closing prices per unit for the previous 20 trading days as of the date five days before a notice of such election is mailed and (2) the highest price paid by the General Partner or any of its affiliates for any common unit within the 90 days preceding the date the notice of such election is mailed. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

Off-balance Sheet Arrangements and Contractual Obligations

We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows at December 31, 2008:

(in millions)	Payments Due In

	Total	2009	2010-2011	2012-2013	Thereafter

Operating leases	$62,496	$16,183	$26,128	$13,701	$6,484
Natural gas and other
purchase obligations	59,251	52,853	6,398	—	—

Total	$121,747	$69,036	$32,526	$13,701	$6,484

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates that management makes. We based our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. We have discussed the development and selection of our critical accounting estimates, and the disclosure regarding them, with the audit committee of the Board of Directors of our General Partner, and do so on a regular basis. Actual results may differ materially from these estimates.

Derivatives and Financial Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs. We may also use similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes.

Until our derivatives settle, we test the derivatives for ineffectiveness. This includes assessing the correlation of NYMEX pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically- and industry-appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at our facilities.

To the extent possible, we base our market value calculations on third party data. Due to multiple types of settlement methods available, not all settlement methods for future period trades are available from third party sources. In the event that a derivative is measured for fair value based on a settlement method that is not readily available, we estimate the fair value based on forward pricing information for similar types of settlement methods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Market is defined as current replacement cost, except that market should not exceed the net realizable value and market should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. The cost of inventories is determined by using the first-in, first out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, we reduce the carrying amount to the estimated net realizable value. We estimate a reserve for obsolescence and excess of our materials and supplies inventory. Inventory is stated net of the reserve.

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

In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the future impacts and disclosures of SFAS 161.

The FASB has issued Draft Abstract Emerging Issues Task Force (EITF) Issue 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07-4 specifies the treatment of earnings per unit calculations when incentive distribution rights exist. EITF 07-4 is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact EITF 07-4 may have on our financial statements.

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

Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and the General Partner manages some of this volatility through the use of derivative commodity instruments. We have hedged approximately 31% of anticipated 2009 requirements and none of our requirements beyond December 31, 2009. The fair value of these instruments is estimated based on published referenced prices and quoted market prices from brokers. These instruments and other natural gas positions fixed natural gas prices at $35.6 million (includes $30.8 million related to accumulated other comprehensive loss) more than published prices for December 31, 2008 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on the Partnership’s derivatives outstanding at December 31, 2008 and 2007, which included swaps and basis swaps, a $1 per MMBtu increase in NYMEX pricing would increase the Partnership’s natural gas costs by approximately $3.1 million and $3.7 million, respectively change or fluctuation in our natural gas costs.

Item 8.	Financial Statements and Supplementary Data

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The accompanying consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the “Partnership”) as of December 31, 2008 and 2007 and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion the Partnership’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 27, 2009

Consolidated Balance Sheets

	At December 31,
(In thousands)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$154,681	$246,140
Accounts receivable	38,053	49,635
Inventories	57,207	19,343
Prepaid expenses and other current assets	11,815	4,906

Total current assets	261,756	320,024

Property, plant, and equipment, net	68,208	71,289
Other long-term assets	11,442	22,473

Total assets	$341,406	$413,786

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$24,844	$41,866
Customer prepayments	45,067	154,644
Derivative hedge liabilities	43,315	7,959

Total liabilities	113,226	204,469

Other long-term liabilities	871	2,218

Total liabilities	114,097	206,687

Commitments and contingencies (Note 12)	—	—
Partners’ capital:
Limited Partners’ interests, 18,502 Common Units and 184 Class B Common Units authorized and outstanding	218,918	221,726
General partner’s interest	39,172	(9,928)
Accumulated other comprehensive income (loss)	(30,781)	(4,699)

Total partners’ capital	227,309	207,099

Total liabilities and partners’ capital	$341,406	$413,786

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per-unit amounts)	2008	2007	2006

Revenues
Product revenues	$902,578	$635,510	$424,698
Other income	439	798	399

Total Revenues	903,017	636,308	425,097

Costs and expenses:
Cost of goods sold	470,805	414,686	371,971

Gross profit	432,212	221,622	53,126
Operating expenses	15,750	21,169	8,634

Income from operations	416,462	200,453	44,492
Interest expense	(327)	(324)	(440)
Interest income	6,250	5,653	2,140

Net income	$422,385	$205,782	$46,192

Net income allocable to Common Units	$275,712	$201,670	$45,267

Net income per Common Unit	$14.90	$10.90	$2.45

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Partners’ Capital

	Limited			Accumulated
	Partners	Class B	General	Other	Total
	(Common	Common	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units)	Units	Interest	Income (loss)	Capital	Income

Partners’ capital at January 1, 2006	$151,093	$(138)	$(10,647)	$(5,949)	$134,359
Net income	45,267	450	475	—	46,192	$46,192
Change in fair value of derivatives	—	—	—	(230)	(230)	(230)

Comprehensive income						$45,962

Distributions	(35,524)	(353)	(372)	—	(36,249)

Partners’ capital at December 31, 2006	160,836	(41)	(10,544)	(6,179)	144,072

Net income	201,670	2,019	2,093	—	205,782	$205,782
Change in fair value of derivatives	—		—	1,480	1,480	1,480

Comprehensive income						$207,262

Distributions	(141,353)	(1,405)	(1,477)	—	(144,235)

Partners’ capital at December 31, 2007	221,153	573	(9,928)	(4,699)		207,099

Net income	275,712	4,118	142,555	—	422,385	$422,385
Change in fair value of derivatives	—		—	(26,082)	(26,082)	(26,082)

Comprehensive income						$396,303

Distributions	(278,971)	(3,667)	(93,455)	—	(376,093)

Partners’ capital at December 31, 2008	$217,894	$1,024	$39,172	$(30,781)	$227,309

Limited Partnership Common Units issued and outstanding at December 31,				2008	2007	2006

Common Units				18,501,576	18,501,576	18,501,576

Total Common Units outstanding				18,501,576	18,501,576	18,501,576

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2008	2007	2006

Operating Activities
Net income	$422,385	$205,782	$46,192
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation & amortization	21,504	17,668	14,392
Non-cash loss on derivative instruments	4,598	163	344
Changes in operating assets and liabilities:
Receivables	11,582	(11,959)	(5,588)
Inventories	(37,864)	3,366	4,023
Accounts payable and customer prepayments	(121,462)	130,893	20,327
Other assets and liabilities	(7,860)	1,695	4,204

Net cash flows from operating activities	292,883	347,608	83,894

Investing Activities
Capital expenditures and plant turnaround expenditures	(8,249)	(21,977)	(19,683)
Changes in demand deposits with affiliate	—	2,457	24,048
Proceeds from the sale of property, plant and equipment	—	—	2,798

Net cash flows from investing activities	(8,249)	(19,520)	7,163

Financing Activities
Partnership distributions paid	(376,093)	(144,235)	(36,249)
Repayment of long-term debt and capital lease obligations	—	—	(12)

Net cash flows from financing activities	(376,093)	(144,235)	(36,261)

Net increase (decrease) in cash and cash equivalents	(91,459)	183,853	54,796
Cash and cash equivalents at beginning of year	246,140	62,287	7,491

Cash and cash equivalents at end of year	$154,681	$246,140	$62,287

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$254	$253	$253

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1.	Organizational Structure and Nature of Operations

Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware Limited Partnership that owns a 99% limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the “Operating Partnership”; collectively with TNCLP, the “Partnership,” unless the context otherwise requires).

Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interest consists of 18,501,576 Common Units and 184,072 Class B Common Units. Terra Industries Inc. (Terra) and its subsidiaries owned 13,899,014 Common Units and 184,072 Class B Common Units as of December 31, 2008. The balance of Common Units is traded on the New York Stock Exchange under the symbol “TNH”.

We manufacture and sell nitrogen products, including ammonia and urea ammonium nitrate solution (UAN), which are principally used by farmers to improve the yield and quality of their crops. We sell products primarily throughout the U.S. on a wholesale basis. Our customers vary in size and are primarily related to the agriculture industry and to a lesser extent to the chemical industry.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the U.S. Securities and Exchange Commission. They include the accounts of the Partnership. All intercompany accounts and transactions have been eliminated. Income is allocated to the General Partner and the Limited Partners in accordance with the provisions of the TNCLP Agreement of Limited Partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year.

For the years ended 2007 and 2006, we have made certain adjustments from previously issued consolidated financial statements to conform to current year presentation. The current year presentation shows “Net Income Allocable to Common Units” and “Net Income per Common Unit”. In prior period presentation, we have shown “Net Income Allocable to Limited Partners’ Interest”. We have separated the Class B Common Units from the Limited Partners’ interest as Terra owns all Class B Common Units. We therefore only present the net income allocated per Common Units within our consolidated financials. We have also adjusted our Consolidated Statements of Partners’ Capital to break out the Common Units and Class B Common Units, which does not change total partner capital from previously issued consolidated financial statements.

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

Receivables—Account receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions in determination of an allowance amount. As of December 31, 2008 and 2007, we have determined that an allowance against our receivables was not necessary.

Inventories—Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. We allocate fixed production overhead costs based on the normal capacity of our production facilities and unallocated overhead costs are recognized as expense in the period incurred. The cost of inventories is determined using the first-in, first-out method.

Inventories are stated at the lower of cost or market. Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net reliable value. Primarily due to market price declines, we recorded an inventory valuation charge to cost of sales of $3.8 million for the fourth quarter 2008.

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

Plant Turnaround Costs—Plant turnarounds are periodically performed to extend the useful life, increase output and/or efficiency and ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facilities. The nature of a turnaround is such that it occurs on less than an annual basis and requires a multi-week shutdown of plant operations. Specific procedures performed during the turnaround include the disassembly, inspection and replacement or overhaul of plant machinery (boilers, pressure vessels, piping, heat exchangers, etc.) and rotating equipment (compressors, pumps, turbines, etc.), equipment recalibration and internal equipment efficiency assessments.

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

During a turnaround event, there will also be routine repairs and maintenance activities performed for normal operating purposes. The routine repairs and maintenance costs are expensed as incurred. We do not classify routine repair and maintenance activities as part of the turnaround costs capitalization since they are not considered betterments.

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

Derivatives and Financial Instruments—We account for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.

Until our derivatives settle, we test the derivatives for ineffectiveness. This includes assessing the correlation of NYMEX pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically- and industry-appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at our facilities.

To the extent possible, we base our market value calculations on third party data. Due to multiple types of settlement methods available, not all settlement methods for future period trades are available from third party sources. In the event that a derivative is measured for fair value based on a settlement method that is not readily available, we estimate the fair value based on forward pricing information for similar types of settlement methods.

Terra Industries Inc. and its subsidiaries (Terra) enter into derivative instruments with counterparties for our operations. When Terra enters into a derivative instrument for our operations, we simultaneously enter into a derivative instrument with Terra as the counterparty. The terms of the derivative instruments between Terra and us are identical to the terms of the derivative instruments between Terra and Terra’s counterparty. The types of derivative instruments entered into include futures contracts, swap agreements, put and call options to cap or fix prices for a portion of our natural gas production requirements. Terra may also enter into similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes.

Revenue Recognition—Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, and no obligations remain and collectability is probable. We classify any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue.

Cost of Sales—The cost of manufacturing fertilizer products is recorded when the fertilizer products are sold and revenue is recognized. We classify shipping and handling costs incurred as cost of sales. Premiums paid for option contracts are deferred and recognized in cost of sales in the month to which the related derivative transactions are settled. Realized gains and losses on derivatives activities are recognized in cost of sales.

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

New Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141R, Business Combination, which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this Standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of SFAS 141R.

In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the future impacts and disclosures of SFAS 161.

The FASB has issued Draft Abstract Emerging Issues Task Force (EITF) Issue 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07- 4 specifies the treatment of earnings per unit calculations when incentive distribution rights exist. The issue shall be effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact EITF 07-4 may have on our financial statements.

3.	Agreement of Limited Partnership

We make quarterly distributions to our partners based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $376.1 million, $144.2 million and $36.2 million to our partners in 2008, 2007 and 2006, respectively.

We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (the Operating Partnership) and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership’s Available Cash from operations. Our cash distributions are made 99.975% to Common and Class B Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests. Pursuant to our Agreement of Limited Partnership, income allocable to the Limited Partner and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.

On February 10, 2009, the Partnership announced a $2.97 per unit distribution to be paid during the 2009 first quarter. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
				Class B
	Target	Target	Common	Common	General
	Limit	Increment	Units	Units	Partner	Total

Minimum Quarterly Distribution	$0.605	0.605	98.990%	0.985%	0.025%	100%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100%

The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.

The quarterly cash distributions paid to the Unitholders and the General Partner in 2008 and 2007 follow:

			Class B
	Common Units		Common Units		General Partner

	Total	$Per	Total	$Per	Total
	($000s)	Unit	($000s)	Unit	($000s)

2008
First Quarter	$82,332	$4.45	$819	$4.45	$861
Second Quarter	77,708	4.20	850	4.62	8,655
Third Quarter	67,158	3.63	1,149	6.24	49,519
Fourth Quarter	51,773	2.80	849	4.61	34,420
2007
First Quarter	$17,946	$0.97	$179	$0.97	$188
Second Quarter	29,049	1.57	288	1.57	303
Third Quarter	55,505	3.00	552	3.00	581
Fourth Quarter	38,853	2.10	386	2.10	405

At December 31, 2008, the General Partner and its affiliates owned 75.3% of our outstanding common units. When less than 25% of the issued and outstanding common units are held by non-affiliates of the General Partner, as was the case at December 31, 2008, we, at the General Partnerships’ sole discretion may call, or assign to the General Partner or its affiliates the right to acquire all outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give common unitholders at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding common units. The purchase price per unit will be the greater of (1) the average of the daily closing prices per unit for the previous 20 trading days as of the date five days before a notice of such election is mailed and (2) the highest price paid by the General Partner or any of its affiliates for any common unit within the 90 days preceding the date the notice of such election is mailed. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

4.	Net Income per Limited Partner Common Unit

Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.

The following table provides a reconciliation between basic and diluted income per unit for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,

(in thousands, except per-share amounts)	2008	2007	2006

Basic income per Common Unit computation:
Net income allocable to Common Units	$275,712	$201,670	$45,267
Weighted average units outstanding	18,502	18,502	18,502

Net income per Common Unit	$14.90	$10.90	$2.45

There were no dilutive Partnership units outstanding for the year ended December 31, 2008, 2007 and 2006.

5.	Inventories

Inventories consisted of the following:

	December 31,

(in thousands)	2008	2007

Materials and supplies	$10,708	$8,231
Finished goods	46,499	11,112

Total	$57,207	$19,343

6.	Derivative Financial Instruments

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

We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements and inventory through the use of futures contracts, swaps and options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

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

The following summarizes the position of open natural gas derivative contracts at December 31, 2008 and December 31, 2007:

	Other	Other
	Current	Current	Net
(in thousands)	Assets	Liabilities	Asset Liability

December 31, 2008	$9,456	$(43,315)	$(33,859)
December 31, 2007	$3,101	$(7,959)	$(4,858)

Certain derivatives outstanding at December 31, 2008 and 2007, which settled during January 2009 and January 2008, respectively, are included in the position of open natural gas derivatives in the table above. The January 2009 derivatives settled for an approximate $14.5 million loss compared to the January 2008 derivatives which settled for an approximate $3.2 million loss. All open derivatives at December 31, 2008 will settle during the next twelve months.

At December 31, 2008 and 2007, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $1.4 million and $0.2 million charge to cost of sales, respectively. At December 31, 2008, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, recorded a $3.2 million charge to cost of sales.

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

The activity related to accumulated other comprehensive loss for the twelve-month periods ended December 31, 2008 and 2007 is:

(in thousands)	2008	2007

Beginning accumulated loss	$(4,699)	$(6,179)
Reclassification into earnings	47,371	24,952
Net change associated with current period hedging transactions	(73,453)	(23,472)

Ending accumulated loss	$(30,781)	$(4,699)

Approximately $30.8 million of the accumulated other comprehensive loss at December 31, 2008 will be reclassified into earnings during the next year.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At December 31, 2008, we did not have any open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. There were no recognized gains or losses related to these derivative instruments for the year ending December 31, 2008, as compared to losses of $2.6 million and $0.6 million for the years ending December 31, 2007 and 2006, respectively.

7.	Fair Value Measurements, Other Financial Information and Concentration of Credit Risk

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which, among other things, requires enhanced disclosures of assets and liabilities measured and reported at fair value. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157- 2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by one-year delay. The adoption of SFAS 157 required additional disclosures as noted below.

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

We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market which are classified at level 2 as significant other observable input in the disclosure hierarchy framework as defined by SFAS 157.

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	of Derivative	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$9,456	$—

Total	$—	$9,456	$—

Liabilities
Derivative contracts	$—	$(43,315)	$—

Total	$—	$(43,315)	$—

Fair values of financial instruments:  We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

•	Cash and cash equivalents — The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Demand deposits with affiliate — The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Financial instruments — Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at December 31, 2008 and 2007. The unrealized loss on these contracts is disclosed in Note 6.

Concentration of credit risk:  We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and our geographic dispersion.

8.	Turnaround Costs

The following represents a summary of the deferred plant turnaround costs for the twelve months ended December 31, 2008:

		Turnaround
	Beginning	Costs	Turnaround	Ending
	Balance	Capitalized	Amortization	Balance

Period ended:
December 31, 2008	$16,841	$294	$(11,880)	$5,255

9.	Revolving Bank Credit Facility

In the first quarter of 2007, we amended the $50.0 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 2.19% at December 31, 2008). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At December 31, 2008, we had $50.0 million of borrowing availability as there were no outstanding borrowings or letters of credit under the facility.

On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to Terra’s Board of Directors proposing CF’s acquisition of Terra in an all stock transaction. The facility requires that there be no change of control related to Terra, such that no individual or group acquires more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facility.

10.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31,

(in thousands)	2008	2007

Assets owned:
Land	$1,597	$1,699
Building and improvements	6,632	6,550
Plant and equipment	224,023	227,066
Construction in progress	6,609	1,724

	238,861	237,039
Less accumulated depreciation and amortization	(170,653)	(165,750)

Total	$68,208	$71,289

11.	Transactions with Affiliates

Under the provisions of the TNCLP Agreement of Limited Partnership, TNGP or Terra, TNGP’s parent company, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership. Terra is also reimbursed for the portion of TNGP’s or its affiliates’ administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of our business and are reasonably allocable to us. Since we have no employees, some employee benefits, such as health insurance and pension, are allocated between TNCLP and other Terra affiliates based on direct payroll. Management believes such costs would not be materially different if we were obtaining these benefits on a stand-alone basis. For the years ended December 31, 2008, 2007 and 2006, payroll and payroll-related expenses of $14.9 million, $15.5 million and $15.5 million, respectively, were charged to us.

Certain services including sales, customer service and distribution are provided by Terra Nitrogen Corporation (TNC), an affiliate of Terra, to us. The portion of these expenses allocated to the General Partner is charged to us. Expense allocations are based on revenue. Since it is not practical to estimate the cost to duplicate the selling support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if we were obtaining these services on a stand-alone basis. Allocated expenses under this Agreement to us were $4.4 million, $5.9 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to the General Partner. The portion of these expenses allocated to the General Partner that relate to its activities as General Partner is charged to us. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Since it is not practicable to estimate the cost to duplicate the general and administrative support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if we were obtaining these services on a stand-alone basis. Allocated expenses under this agreement charged to us were $11.3 million, $15.3 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The General Partner has no employees. The prior General Partner’s employees are members of the Terra Industries Inc. Employees’ Retirement Plan (the “Terra Retirement Plan”), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for the prior General Partner’s employees. The General Partner recorded pension costs of $0.9 million, $1.8 million and $2.2 million ($0.6 million, $1.2 million and $1.6 million of which was charged to the Partnership) in 2008, 2007 and 2006, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation.

Terra maintains a qualified savings plan that allows employees to contribute a percentage of their total compensation up to a maximum defined by the plan. Each employee’s contribution, up to a specified maximum, may be matched by the General Partner based on a specified percentage of employee contributions. Employee contributions vest immediately, while the General Partner’s contributions vest over five years. Expenses associated with the General Partner’s contribution to the Terra qualified savings plan charged to us for the years ended December 31, 2008, 2007 and 2006 were $0.5 million, $0.4 million, and $0.4 million, respectively.

Cash balances are transferred to us from Terra weekly. At December 31, 2008 and 2007, we had a payable balance to Terra of $0.1 million and $3.2 million, respectively.

12.	Commitments and Contingencies

The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

(in thousands)

2009	$16,183
2010	14,801
2011	11,327
2012	8,961
2013	4,740
2014 and thereafter	6,484

Net minimum lease payments	$62,496

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2009, and we have the option to renew the lease for an additional term of five years.

Rent expense under non-cancelable operating leases amounted to approximately $6.2 million, $6.0 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had commitments of approximately $59.3 million related to firm gas commitments, open purchase orders and contractual pipeline fees. The natural gas commitments are based on a firm amount of natural gas at the December 31, 2008 natural gas price. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

We are involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management’s opinion is that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, financial position or net cash flows.

13.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Total Revenues	$174,532	$256,671	$246,585	$225,229
Gross profit	82,561	134,810	108,299	106,542
Net income	81,596	130,155	106,200	104,434
Net income per Common Unit	3.93	4.01	3.41	3.55
2007
Total Revenues	$128,157	$177,440	$133,151	$197,560
Gross profit	37,387	63,329	46,661	74,245
Net income	35,330	57,057	45,611	67,784
Net income per Common Unit	1.87	3.02	2.42	3.59

14.	Subsequent Event

On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to Terra’s Board of Directors proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board rejected this proposal on the grounds that it was not in the best interest of Terra or its stockholders and substantially undervalued the Company. CF Industries subsequently announced that they remained committed to the proposal, and on February 3, 2009, announced that they would nominate three director candidates to Terra’s Board and commence an exchange offer for all of Terra’s outstanding common shares.

On February 23, 2009, CF announced that it had commenced an unsolicited exchange offer to acquire all of the outstanding common shares of Terra at a fixed exchange ratio of 0.4235 CF shares for each Terra common share. In response, Terra’s Board of Directors announced on February 23, 2009 that it would review and consider CF’s exchange offer and make a formal recommendation to shareholders within ten business days, and further advised Terra’s shareholders to take no action pending the review of the proposed exchange offer by Terra’s Board.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(a)-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

(c) Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(d) Certifications

The certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits No. 31.1 and No. 31.2, respectively, to this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2) Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.:

We have audited the internal control over financial reporting of Terra Nitrogen Company, L.P. (a limited partnership) (the “Partnership”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Partnership and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 27, 2009

Item 9B.	Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

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

The board’s independence determination described below under the headings “Audit Committee” and “Nominating and Corporate Governance Committee” and “Corporate Governance Matters” was based on information provided by the General Partner’s directors and discussions among the General Partner’s officers and directors. The Nominating and Corporate Governance Committee reviews and designates director-nominees in accordance with the policies and principles of its charter and the Corporate Governance Guidelines.

Directors

Coleman L. Bailey	Mr. Bailey has been a director of TNGP (or its predecessor TNC) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. Age 58.

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, and served as Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 55.

Daniel D. Greenwell	Mr. Greenwell has been a director of TNGP since March 2008. He has been Senior Vice President and Chief Financial Officer of Terra since July 2007; Vice President, Controller from April 2005 to July 2007; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies Inc. from 1996 to 2002. Age 46

Michael A. Jackson	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He was the President and Chief Executive Officer of Agri Business Group, Inc. from 1979 through October 2005; and has been the President and Chief Executive Officer of ABG, Inc., an Adayana company from November 2005 to the present. He was promoted to the position of President and Chief Executive Officer of Adayana, Inc. in April 2008. Age 54.

Dennis B. Longmire	Dr. Longmire has been a director of TNGP (or its predecessor TNC) since April 1997. He has been Chief Executive Officer of McCauley Bros., Inc. since September 1999. Age 64.

Francis G. Meyer	Mr. Meyer had been Vice President of TNGP (or its predecessor TNC) since December 1994 until his retirement as an officer in April 2008, and a director since March 1995. He was Senior Vice President and Chief Financial Officer of Terra until August 2007, and Executive Vice President from August 2007 until his retirement in April 2008. Mr. Meyer retired from Terra effective April 2008. Age 56.

Theodore D. Sands	Mr. Sands has been a director of TNGP (or its predecessor TNC) since July 2000. He has been the President of HAAS Capital, LLC since February 1999. Mr. Sands is also a director of Arch Coal, Inc. Age 63.

Several directors also serve on the boards of directors of other companies subject to the reporting requirements of the U.S. federal securities laws. Mr. Bennett is a director of Terra Industries Inc. and Alliant Energy; Dr. Longmire is a director of McCauley Bros., Inc.; and Mr. Sands is a director of Arch Coal Inc.

Principal Operating Executive Officers

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, and served as Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 55.

Joseph D. Giesler	Mr. Giesler has been Vice President of TNGP since April 2006. He has been Senior Vice President, Commercial Operations of Terra since December 2004; and served as Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; and Director of Marketing for Terra from June 2000 to August 2001. Age 50.

Daniel D. Greenwell	Mr. Greenwell has been a director of TNGP since March 28, 2008, was elected Vice President and Chief Financial Officer of TNGP in February 2008, and served as Vice President and Chief Accounting Officer of TNGP from April 2006 to February 2008. He has been Senior Vice President and Chief Financial Officer of Terra since August 1, 2007; and served as Vice President, Controller of Terra from April 2005 to August 2007; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer for Zoltek Companies Inc. from 1996 to 2002. Age 46.

John W. Huey	Mr. Huey has been Vice President, General Counsel and Corporate Secretary of TNGP since October 2006. He was an attorney with Shughart, Thomson & Kilroy from 2005 to September 2006 and an attorney with Butler Manufacturing Company from 1978-2004, serving most recently as Vice President and General Counsel from 1998 to 2004. Age 61.

Richard S. Sanders Jr.	Mr. Sanders has been Vice President, Manufacturing of TNGP (or its predecessor TNC) since October 2003. He has been Vice President, Manufacturing of Terra since July 2003 and Plant Manager, Verdigris facility from 1995 to 2003. Age 51.

Except for any employment described above with Terra, of which TNGP is an indirect, wholly-owned subsidiary, no occupation carried on by any director or executive officer of TNGP during the past five years was carried on with any corporation or organization that is a parent, subsidiary or other affiliate of TNGP. There are no family relationships among any of the directors and any executive officer of TNGP, nor is there any arrangement or understanding between any director, executive officer and any other person pursuant to which that director or executive officer was selected as a director or executive officer of TNGP, as the case may be.

Meetings of the Board

The Board of Directors held four regular meetings in 2008. Each director attended 100% of the total meetings of the board and board committees of which he was a member.

Audit Committee

In 2008, the Audit Committee of the Board of Directors of TNGP met four times and is currently composed of Messrs. Longmire (Chairman), Sands, Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of TNGP, the Partnership and the Operating Partnership. The Board of Directors has further determined that Mr. Longmire meets the requirements to be named “audit committee financial expert” as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Audit Committee Charter was adopted by the General Partner’s Board of Directors on September 1, 2005, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on Terra’s Web site at www.terraindustries.com by selecting “Investors,” then “Terra Nitrogen Company, L.P.,” and “Governance” from the drop down list on our home page. The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in the Investor Relations section of this Report.

Nominating and Corporate Governance Committee

In 2008, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met two times and is currently composed of Messrs. Sands (Chairman), Longmire, Jackson and Bailey. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Nominating and Corporate Governance Committee Charter was adopted by the General Partner’s Board of Directors on September 1, 2005, and is reviewed annually by the Nominating and Corporate Governance Committee. A copy can be viewed on Terra’s Web site at www.terraindustries.com by selecting “Investors,” then “Terra Nitrogen Company, L.P.,” and “Governance” from the drop down list on our home page. The charter is also available in print to unitholders upon request as described in the Investor Relations section of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than 10% beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (SEC). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP’s executive officers and directors, all of the Partnership’s officers, directors and greater than 10% beneficial owners made all required filings during and with respect to 2008 in a timely manner, except Messrs. Bailey, Jackson, Longmire and Sands. Each of these directors filed a late report on Form 4 to correct our inadvertent failure to report the crediting of phantom equity units to their accounts under our director phantom equity unit plan for outside directors earned and resulting from a single cash distribution from the Partnership for the third quarter of 2008.

Corporate Governance Matters

TNGP has adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which meet the requirements of the NYSE and apply to TNGP’s directors, executive officers (including its principal executive officer and principal financial officer) and other employees. A copy of each can be viewed on Terra’s web site at www.terraindustries.com by selecting “Investors,” then “Terra Nitrogen Company, L.P.,” and “Governance” from the drop list on our home page. A copy of each is also available in print upon request by following the directions contained in the Investor Relations section of this Report.

The Board of Directors of TNGP has affirmatively determined that Messrs. Bailey, Jackson, Longmire and Sands each meet the criteria for independence required by the NYSE listing standards. Following its evaluation, the board concluded that none of these directors were involved in any transaction, relationship or arrangement not otherwise disclosed that would impair his independence.

During 2008, in accordance with the Corporate Governance Guidelines, non-management directors met at regularly scheduled executive sessions of the board without management and the independent directors met in executive session. The executive sessions are held at board meetings and the non-management directors choose one of the non-management directors to lead the discussion and preside at each such meeting.

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

Compensation Discussion and Analysis

We do not have any executive officers or employees. Instead, we are managed by our General Partner, Terra Nitrogen GP Inc. (TNGP), the executive officers of which are employees of Terra Industries Inc. or its subsidiaries (Terra). Terra owns approximately 75% of the outstanding common units representing our limited partnership interests and Terra is also the 100% owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from Terra, although a portion of Terra’s expenses for the executive officers’ compensation is allocated to us pursuant to the Amended and Restated General and Administrative Services Agreement Regarding Services by Terra Industries Inc. The compensation committee of the Board of Directors of Terra is responsible for the compensation decisions relating to the executive officers of TNGP. The Board of Directors of TNGP does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP’s executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by Terra, see the Schedule 14A definitive proxy statement of Terra Industries Inc. which will be filed with the Securities and Exchange Commission (SEC) when available.

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

All production and manufacturing services are provided to us by employees of Terra Nitrogen Corporation (TNC), which is also a wholly owned subsidiary of Terra. The compensation costs and employee benefits of these employees are charged to us. Neither TNCLP nor TNGP makes any compensation decisions related to these employees. In addition, TNGP records pension costs for certain of these employees who participate in the Terra Industries Inc. Employees’ Retirement Plan, a defined benefit pension plan. For certain of these employees who participate in the qualified savings plan maintained by Terra, TNGP also makes matching contributions with such matching contributions vesting immediately, and additional non-elective contributions for such employees who were hired on or after July 1, 2003, with such additional contributions vesting over a period of five years provided that the employees remain employed with TNC or Terra during that period.

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

Further discussion of the allocation of compensation and benefit expenses to TNCLP and TNGP can be found in Note 11, Transactions with Affiliates, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Respectfully submitted,

Michael L. Bennett, Chairman
Coleman L. Bailey
Daniel D. Greenwell
Michael A. Jackson
Dennis B. Longmire
Francis G. Meyer
Theodore D. Sands

Summary Compensation Table

Pursuant to the SEC’s executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2008.

Director Compensation

TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the “TNGP Board”) for the fiscal year ended December 31, 2008.

	Fees Earned
	or Paid in	Stock Awards
Name	Cash ($)(1)	($)(2)	Total

Bailey, C.	$38,975	$310,472	$349,447
Jackson, M.	$44,175	$306,152	$350,327
Longmire, D.	$53,550	$315,398	$368,948
Meyer, F.(3)	$17,800	$—	$17,800
Sands, T.	$46,675	$306,152	$352,827

(1)	For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)	This column represents the compensation cost recognized for financial reporting purposes under FAS 123R with respect to TNCLP phantom units held by each director rather than the amount paid to or realized by the director. The phantom unit awards will settle in cash based upon the 20 day average market price of TNCLP stock on the date of vesting. Pursuant to FAS 123R the compensation expense was calculated based upon the outstanding units under the Pre-2008 Phantom Unit Program and the Post-2007 Phantom Unit Program multiplied by the 20 day average market price of TNCLP as of December 31, 2008. For purposes of this calculation, we assumed that (i) no phantom units would be forfeited, (ii) the price of the phantom units was $95.34, the 20 day average as of December 31, 2008. Outstanding units included (a) 2040 phantom units held by Mr. Bailey, 2086 phantom units held by Mr. Longmire and 2000 phantom units held by each of Messrs. Jackson and Sands, all of which were granted prior to 2008, (b) an annual grant of 853 phantom units made to each director in 2008, (c) 363 phantom units received by Mr. Bailey in connection with quarterly cash distributions in 2008, (d) 369 phantom units received by Mr. Longmire in connection with quarterly cash distributions in 2008 and (e) 358 phantom units received by each of Messrs. Jackson and Sands in connection with quarterly cash distributions in 2008.

(3)	Mr. Meyer was an employee of Terra until his retirement on April 4, 2008 and did not receive cash compensation for his service as a director of TNGP until his employment with Terra ended. In addition, Mr. Meyer was not entitled to a grant of phantom units for his services as a director of TNGP in 2008 because he was an employee of Terra at the time the grant of the phantom units was made.

Director Fees Paid in Cash

2008 Director Cash Compensation

In 2008, each non-employee director of TNGP received an annual retainer of $30,000 (paid quarterly) and board and committee meeting fees of $1,400 per meeting attended. Mr. Longmire received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit

Committee. Mr. Sands received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. Mr. Bennett and Mr. Greenwell serve on the TNGP Board and are employees of Terra, and therefore receive no additional compensation for serving on the TNGP Board. Mr. Meyer was both a director of TNGP and an employee of Terra until his retirement on April 4, 2008, and as such did not receive any additional compensation for serving on the TNGP Board until his employment with Terra ended.

In 2009, the directors of TNGP will receive the same levels of cash compensation that they received in 2008.

Director Phantom Unit Awards

Non-employee directors of TNGP receive compensation in the form of TNCLP phantom units. A phantom unit entitles the holder to a cash payment equal to the value of a TNCLP common unit. In addition, each phantom unit entitles the holder to additional phantom units when quarterly cash distributions are made to TNCLP common unit holders.

Pre-2008 Phantom Unit Program

In 2005, the TNGP Board adopted a phantom unit program (the “Pre-2008 Phantom Unit Program”) pursuant to which each non-employee director of TNGP was entitled to an annual grant of 1,250 TNCLP phantom units for three years. During 2007, each director received a grant of 1,250 phantom units, and each director other than Mr. Bailey received 394 additional phantom units in respect of quarterly distributions. Mr. Bailey received 353 additional phantom units in respect of quarterly distributions.

All phantom unit awards granted pursuant to the Pre-2008 Phantom Unit Program were vested as of the date of grant and constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code (Section 409A). Section 409A imposes strict rules that significantly limit the ability to receive payment of deferred compensation. The timing of payment of the phantom units must satisfy the requirements under Section 409A.

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

In order to allow the TNGP directors to take advantage of a special transition rule under Section 409A that was scheduled to expire on December 31, 2007, (and was later extended to December 31, 2008), the TNGP directors were offered a one-time opportunity to elect to convert a portion of their phantom units into cash that would be paid to them on January 15, 2008. Each director was required to make an election by December 10, 2007, and was required to continue to hold at least 2,000 phantom units following the election, which the Board established as a minimum ownership guide also at its October 22, 2007 meeting. The amount each director received in exchange for the phantom units converted into cash was equal to the product of the number of phantom units the director elected to convert into cash and the closing price of one TNCLP common unit on the date that such director made the election.

The following table sets forth the number of phantom units that each non-employee director elected to cash out, the value received on January 15, 2008 and the number of phantom units that each director held as of the date of this report.

		Amount
	Number of Phantom	Realized ($)	Number of Phantom
Name	Units Cashed Out	January 15, 2008	Units Currently Held(1)

Bailey, C.	2,282	$286,045	3,390
Meyer, F.	—	$—	1,038
Jackson, M.	2,368	$293,604	3,344
Longmire, D.	2,282	$245,774	3,443
Sands, T.	2,368	$272,389	3,344

(1)	Includes a grant of 1,013 phantom units that was made to each non-employee director of TNGP on January 15, 2009, pursuant to the Post-2007 Phantom Unit Program, which is described below.

Post-2007 Phantom Unit Program

On October 22, 2007, the TNGP Board adopted a new phantom unit program (the “Post-2007 Phantom Unit Program”) that provides for an annual grant of phantom units to non-employee directors of TNGP, beginning in 2008 and for each year thereafter, until the Post-2007 Phantom Unit Program is modified by the TNGP Board. Pursuant to the Post-2007 Phantom Unit Program, in January of each year, each non-employee director will receive an award with respect to a number of phantom units determined by dividing $106,000 by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant.

Each phantom unit granted under the Post-2007 Phantom Unit Program is unvested on the date of grant and will only vest if the director continues to serve on the TNGP Board until the first anniversary of the grant date, at which time the phantom units automatically vest. Upon vesting of phantom units granted under the Post-2007 Phantom Unit Program, the director will be entitled to a cash payment in respect of such phantom units and any additional phantom units received in connection with quarterly distributions to TNCLP common unit holders following the date of grant. The amount paid with respect to each such phantom unit will be equal to the average closing price of common units for the 20-trading-day period immediately preceding the vesting date.

The first grant of 853 phantom units under the Post-2007 Phantom Unit Program was made on January 15, 2008 to each of the non-employee directors of TNGP. These phantom units vested on January 15, 2009 and a cash payment in the amount of $95,998 was made to each of Messrs. Bailey, Jackson, Longmire and Sands on that date. The amount received by each director also included vested quarterly cash distributions on the 2008 annual award received by each director for the four quarters of 2008 (107.08 units). Mr. Meyer did not receive a grant of phantom units under the Post-2007 Phantom Unit Program in 2008 because he was both a director of TNGP and an employee of Terra at the time that the grant was made in January 2008. A grant of 1,013 phantom units was made to each of Messrs. Bailey, Jackson, Longmire, Meyer and Sands on January 15, 2009 pursuant to the Post-2007 Phantom Unit Program.

Other Director Compensation

TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.

Compensation Committee Interlocks and Insider Participation

TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of Terra. The Compensation Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s 2009 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2008, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP’s (or its predecessor) Board or Terra’s Compensation Committee. None of the members of Terra’s Compensation Committee are employees of Terra or its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of Terra. The TNGP stock is pledged as security under the Partnership’s Credit Agreement. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Revolving Bank Credit Facility, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Terra Capital, Inc. and Terra Nitrogen Corporation owned, as of December 31, 2008, 2,716,600 and 11,172,414 common units of TNCLP, respectively. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.

The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2008 by (a) each person known to TNGP to be a beneficial owner of more than 5% of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons) (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 600 Fourth Street, Sioux City, Iowa 51101.

	Number of TNCLP		Number of Terra
	Units Beneficially	Percent of	Common Shares	Percent
Name	Owned	Class	Beneficially Owned[1]	of Class

Terra Nitrogen Corporation[2,3]	11,172,414	60.4%	—	—
Terra Nitrogen GP Inc.[4]	—	—	—	—
Terra Capital, Inc.	2,716,600	14.7%	—	—
Coleman L. Bailey	—	—	—	—
Michael L. Bennett	—	—	407,415	*
Daniel D. Greenwell	—	—	54,709	*
Michael A. Jackson	—	—	1,680	*
Dennis B. Longmire	—	—	—	—
Francis G. Meyer	—	—	134,240	*
Theodore D. Sands	—	—	—	—
Joseph D. Giesler	—	—	83,691	*
John W. Huey	—	—	34,366	*
Richard S. Sanders, Jr.	—	—	78,507	*
All directors as a group (10 persons)	—	—	794,608	*

*	Represents less than 1% of class.

1.	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2008.

2.	Each of Terra Nitrogen Corporation and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc.

3.	Terra Nitrogen Corporation also owns 184,072 Class B Common Units.

4.	Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interests in the Partnership.

Equity Compensation Plan Information

The Partnership maintains no separate equity compensation plans. All benefits are paid through Terra’s equity compensation plans, all of which are described in Terra’s filings with the SEC.

Item 13.	Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is contained in Note 11, Transactions with Affiliates, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10, Directors and Executive Officers of the Registrant, and is incorporated herein by reference

Item 14.	Principal Accountant Fees and Services

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Deloitte & Touche LLP, the Partnership’s principal accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Type of Fee	2008	2007

Audit Fees(1)	$277,500	$276,500
Audit Related Fees	—	—

Total Audit and Audit Related Fees	277,500	276,500

Tax Fees	—	—
All Other Fees	—	—

Total Fees	$277,500	$276,500

(1)	Audit Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Forms 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of the Partnership’s financial statements included herein was approved by the Audit Committee on February 4, 2008. Additionally, each permissible non-audit engagement or service performed by Deloitte & Touche LLP is required to be reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements of Terra Nitrogen Company, L.P. is included in Item 8 herein.

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Accounting Firm

2.	Index to Financial Statement Schedules, Reports and Consents

(B)	Exhibits

3.1	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005, filed as Exhibit 3.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.2	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.3	Bylaws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP’s Form 8-K filed on September 7, 2005, are incorporated herein by reference.
3.4	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.29 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
3.5	By-Laws of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.30 to the Terra Industries inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
3.6	Certificate of Amendment to Certificate of Limited Partnership of TNCLP dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.
4.1	Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
4.3	Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
4.4	Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, In., filed as Exhibit 4.5 to the TNCLP Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
4.5	$50,000,000 Credit Agreement dated as of December 21, 2004 amoung Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner filed as Exhibit 4.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
4.6	Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.
4.7	Amendment No. 1 to the Credit Agreement dated July 29, 2005, among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.
4.8	Amendment No. 2 to the Credit Agreement dated February 2, 2007, among Terra Nitrogen Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.8 to the NCLP Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.1	Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.2	Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.3	Lease and Agreement dated December 1, 1964, between City of Blytheville, Arkansas, and Continental Oil Company, as supplemented, filed as Exhibit 10.10 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.4	Lease dated November 1, 1975, between the City of Blytheville, Arkansas, and The Williams Companies, Inc., as supplemented, filed as Exhibit 10.11 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
10.5	Amendment to Leases dated June 30, 2005, between the City of Blytheville and Terra Nitrogen, Limited Partnership, filed as Exhibit 10.10 to the TNCLP Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.6	Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.
10.7	General and Administrative Services Agreement regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.
10.8	General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.
10.9	Amended Demand Deposit Agreement dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
10.10	Form of Phantom Unit Award of Terra Nitrogen Company, L.P., filed as Exhibit 10.41 of the TNCLP Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
10.11	Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit Agreement approved by the TNGP Board of Directors, dated October 22, 2007, filed as Exhibit 10.17 to the TNCLP Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.12	Reorganization Agreement, by and among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.13	Conveyance, Assignment and Assumption Agreement, by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc., dated September 1, 2005, filed as Exhibit 10.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.14		First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 10.3 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.15		Amendment to General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation, dated September 1, 2005, filed as Exhibit 10.5 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.16		First Amendment to General and Administrative Services Agreement Regarding Services by Terra Industries Inc., dated September 1, 2005, filed as Exhibit 10.4 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.17		Amended and Restated General and Administrative Services Agreement by and between Terra Industries Inc., Terra Nitrogen Corporation, and Terra Nitrogen GP Inc., dated October 23, 2007, filed as Exhibit 10.1 to TNCLP’s Form 10-Q filed on October 29, 2007, is incorporated herein by reference.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

	By:	Terra Nitrogen GP Inc., as General Partner

Date: March 5, 2009	By:	/s/ DANIEL D. GREENWELL Daniel D. Greenwell Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 5, 2009 and in the capacities indicated.

Signature	Title

/s/ MICHAEL L. BENNETT (Michael L. Bennett)	Director, President and Chairman of the Board of Terra Nitrogen GP Inc. (Principal Executive Officer)

/s/ COLEMAN L. BAILEY (Coleman L. Bailey)	Director of Terra Nitrogen GP Inc.

/s/ DANIEL D. GREENWELL (Daniel D. Greenwell)	Director, Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. (Principal Financial Officer)

/s/ MICHAEL A. JACKSON (Michael A. Jackson)	Director of Terra Nitrogen GP Inc.

/s/ DENNIS B. LONGMIRE (Dennis B. Longmire)	Director of Terra Nitrogen GP Inc.

/s/ FRANCIS G. MEYER (Francis G. Meyer)	Director of Terra Nitrogen GP Inc.

/s/ THEODORE D. SANDS (Theodore D. Sands)	Director of Terra Nitrogen GP Inc.