Form 10-Q
period 2009-03-31
TERRA NITROGEN CO L P /DE
filed 2009-04-24
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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
Registrant’s telephone number, including area code: (712) 277-1340
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on April 24, 2009 there were 18,501,576 Common Units.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2009	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$138,588	$154,681	$248,780
Demand deposits with affiliate	6,408	—	1,012
Accounts receivable	34,314	38,053	28,267
Inventory	37,869	57,207	38,833
Prepaid expenses and other current assets	5,297	11,815	16,338

Total current assets	222,476	261,756	333,230

Property, plant and equipment, net	69,185	68,208	69,698
Other assets	9,840	11,442	19,157

Total assets	$301,501	$341,406	$422,085

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$18,904	$24,844	$43,191
Customer prepayments	72,253	45,067	154,058
Derivative hedge liabilities	11,510	43,315	567

Total current liabilities	102,667	113,226	197,816

Other long-term liabilities	1,212	871	436

Total liabilities	103,879	114,097	198,252

Partners’ capital:
Limited partners’ interests, 18,502 Common Units authorized and outstanding	190,420	217,894	211,525
Limited partners’ interests, 184 Class B Common Units authorized and outstanding	536	1,024	550
General partners’ interest	17,025	39,172	(2,693)
Accumulated other comprehensive income (loss)	(10,359)	(30,781)	14,451

Total partners’ capital	197,622	227,309	223,833

Total liabilities and partners’ capital	$301,501	$341,406	$422,085

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product revenues	$165,076	$174,253
Other income	226	279

Total revenues	165,302	174,532

Costs and expenses:
Cost of goods sold	117,016	91,971

Gross profit	48,286	82,561
Operating expenses	5,277	3,524

Income from operations	43,009	79,037
Interest expense	(81)	(81)
Interest income	414	2,640

Net income	$43,342	$81,596

Allocation of net income:
General Partner	$15,423	$8,096
Class B Common Units	423	796
Common Units	27,496	72,704

Net income	$43,342	$81,596

Net income per Common Unit	$1.49	$3.93

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$43,342	$81,596
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,270	5,745
Non-cash (gain) loss on derivative instruments	4	(301)
Changes in operating assets and liabilities:
Receivables	3,739	21,368
Inventories	19,338	(19,490)
Accounts payable and customer prepayments	22,166	3,647
Other assets and liabilities	(5,492)	(3,955)

Net cash flows from operating activities	87,367	88,610

Investing activities:
Capital expenditures and plant turnaround expenditures	(3,601)	(946)
Change in demand deposits with affiliate	(6,408)	(1,012)

Net cash flows from investing activities	(10,009)	(1,958)

Financing activities:
Partnership distributions paid	(93,451)	(84,012)

Net cash flows from financing activities	(93,451)	(84,012)

Increase (decrease) to cash and cash equivalents	(16,093)	2,640
Cash and cash equivalents at beginning of period	154,681	246,140

Cash and cash equivalents at end of period	$138,588	$248,780

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63	$63

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2009	$217,894	$1,024	$39,172	$(30,781)	$227,309
Net income	27,496	423	15,423	—	43,342	$43,342
Change in fair value of derivatives	—	—	—	20,422	20,422	20,422

Comprehensive income						$63,764

Distributions	(54,970)	(911)	(37,570)	—	(93,451)

Partners’ capital at March 31, 2009	$190,420	$536	$17,025	$(10,359)	$197,622

Limited partner units issued and outstanding March 31, 2009:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2009			18,685,648

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2008	$221,153	$573	$(9,928)	$(4,699)	$207,099
Net income	72,704	796	8,096	—	81,596	$81,596
Change in fair value of derivatives	—	—	—	19,150	19,150	19,150

Comprehensive income						$100,746

Distributions	(82,332)	(819)	(861)	—	(84,012)

Partners’ capital at March 31, 2008	$211,525	$550	$(2,693)	$14,451	$223,833

Limited partner units issued and outstanding March 31, 2008:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2008			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Background and Basis of Presentation

Terra Nitrogen Company, L.P. (TNCLP, our, we, or us) is a leading producer and marketer of wholesale nitrogen products made from natural gas. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (Operating Partnership), are referred to herein, collectively, as the “Partnership”. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma. We operate in one principal industry segment — Nitrogen Products, which is based upon the guidance provided in Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). As a wholesale nitrogen producer, we do not report industry segments in a separate disclosure because our only reportable industry segment is nitrogen.

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. Our significant accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited, but in the opinion of management, include all adjustments necessary for fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods presented.

2.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations (SFAS 141R), which changes the way we account for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141R will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R became effective for the Partnership on January 1, 2009 and the adoption did not have an impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for the Partnership on January 1, 2009 and we have included the additional disclosure information required by SFAS 161 within Note 6, Derivative Financial Instruments, of the Notes to the Consolidated Financial Statements.

The FASB has issued Draft Abstract Emerging Issues Task Force (EITF) Issue 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07-4 specifies the treatment of earnings per unit calculations when incentive distribution rights exist. EITF 07-4 became effective for the Partnership on January 1, 2009 and did not have an impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff positions.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Whether a Market is not Active and a Transaction is not Distressed (FSP FAS 157-4), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position.

3.	Agreement of Limited Partnership

We make quarterly distributions to our partners based on Available Cash (as defined in our Agreement of Limited Partnership) for the quarter. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as Terra Nitrogen GP Inc. (the General Partner) determines in its reasonable discretion to be necessary. We paid distributions of $93.5 million to our partners in the first three months of 2009 and $84.0 million for the same period in 2008.

We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to its general partner (who is also our General Partner). Cash distributions from the Operating Partnership generally represent the Operating Partnership’s Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and Class B Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests.

On April 21, 2009, we announced a $2.10 cash distribution per common limited partnership unit payable on May 27, 2009, to holders of record as of May 5, 2009. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

At March 31, 2009, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra Industries Inc.’s bank credit agreement as described therein.

4.	Net Income per Common Unit

Basic and diluted income per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted income per Common Unit for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands, except per-unit amounts)	2009	2008
Basic income per Common Unit:
Net income	$43,342	$81,596
Less: Net income allocable to Class B Common Units	(423)	(796)
Less: Net income allocable to General Partner	(15,423)	(8,096)

Net income allocable to Common Units	27,496	72,704
Weighted average units outstanding	18,502	18,502

Net income per Common Unit	$1.49	$3.93

There were no dilutive Common Units outstanding for the three-month periods ended March 31, 2009 and 2008.

5.	Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008

Materials and supplies	$9,665	$10,708	$8,405
Finished goods	28,204	46,499	30,428

Total	$37,869	$57,207	$38,833

Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. We allocate fixed production overhead costs based on the normal capacity of our production facilities and unallocated overhead costs are recognized as expense in the period incurred. We determine the cost of inventories using the first-in, first-out method.

Inventories are stated at the lower of cost or market. Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. The cost of inventories is determined by using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds our net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

We estimate a reserve for obsolescence and excess of materials and supplies inventory. Inventory is stated net of the reserve.

6.	Derivative Financial Instruments

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires enhanced disclosures of an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for the Partnership on January 1, 2009 and we have incorporated the additional disclosure information for SFAS 161 below.

We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs and the price of our nitrogen products. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a cash flow hedge, and to the extent such hedge is determined to be effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in our statement of operations in the period the offsetting hedged transaction occurs. If an instrument or the hedged item is settled early, we evaluate whether the hedged forecasted transaction is still probable of occurring when determining whether to reclassify any gains or losses immediately in cost of sales or wait until the forecasted transaction occurs.

Until our derivatives settle, we test derivatives ineffectiveness. This includes assessing the correlation of New York Mercantile Exchange (NYMEX) pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically- and industry-appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at our facilities.

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

To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of March 31, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.

We classify a derivative financial instrument as a hedge if all of the following conditions are met:
1.	The item to be hedged must expose us to currency, interest or price risk;

2.
It must be probable that the results of the hedge position substantially offset the effects of currency, interest or price changes on the hedged item (i.e., there is a high correlation between the hedge position and changes in market value of the hedge item); and

3.	The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.

We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements and inventory through the use of swaps and options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.
A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from us for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of a NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements; however, the counterparties require maintenance of cash margin balances generally 10% to 20% of the contract value.
The following summarizes open derivative contracts at March 31, 2009 and 2008:

		March 31,	March 31,
		2009	2008
(in thousands)		Contract	Contract
Transaction Type	Commodity Type	MMBtu	MMBtu
Swaps	Natural Gas	7,700	9,125
Basis swaps	Natural Gas	8,675	9,575
Purchased put options	Natural Gas	2,450	—
Purchased call options	Natural Gas	3,420	—

The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are all categorized as commodity derivatives.

Asset Derivatives (a)
		March 31,	December 31,	March 31,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Other current assets	$3,678	$9,456	$15,148

Liability Derivatives (a)
		March 31,	December 31,	March 31,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Derivative hedge liabilities	$(11,510)	$(43,315)	$(567)

(a)
Amounts are disclosed at gross fair value in accordance with SFAS 161 requirements. All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See footnote 1 and 6 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies.

Certain derivatives outstanding at March 31, 2009 and 2008, which settled during April 2009 and April 2008, respectively, are included in the position of open natural gas derivatives in the table above. The April 2009 derivatives settled for an approximate $6.0 million loss compared to the April 2008 derivatives which settled for an approximate $4.8 million gain. All open derivatives at March 31, 2009 will settle during the next 12 months.

At March 31, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $0.6 million charge and a credit of $0.1 million to cost of sales for the three-month periods ending March 31, 2009 and 2008, respectively. At March 31, 2009, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, reported a $0.6 million charge to cost of sales.
The effective portion of gains and losses on derivative contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) and credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions of fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices.
All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See footnote 1 and 6 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies. The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008.

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
March 31,	March 31,	from AOCI into	March 31,	March 31,	Location of Gain (Loss)	March 31,	March 31,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(13,287)	$21,653	Cost of Sales	$(33,709)	$2,503	Cost of Sales	$(1,240)	$127

(a)	Effective portion of gain (loss).

(b)
The amount of gain or (loss) recognized in income represents ($0.6) million and $0.1 million related to the ineffective portion of the hedging relationships and ($0.6) million and $— related to the amount excluded from the assessment of hedge effectiveness.

The activity to accumulated other comprehensive income (loss) relating to current period hedging transactions for the three-month periods ended March 31, 2009 and 2008 follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Beginning accumulated loss	$(30,781)	$(4,699)
Reclassification into earnings	33,709	(2,503)
Net change in market value	(13,287)	21,653

Ending accumulated income (loss)	$(10,359)	$14,451
Approximately $10.4 million of the net accumulated loss at March 31, 2009 will be reclassified into earnings during the next twelve months as compared to $14.5 million of the net accumulated income at March 31, 2008.
7.	Fair Value Measurements
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
We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified at level 2, as a significant other observable input in the disclosure hierarchy framework as defined by SFAS 157. The Partnership’s gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the NYMEX, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the quarter ending March 31, 2009.
The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of March 31, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative contracts	$—	$3,678	$—

Total	$—	$3,678	$—

Liabilities
Derivative contracts	$—	$(11,510)	$—

Total	$—	$(11,510)	$—

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

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of March 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative contracts	$—	$15,148	$—

Total	$—	$15,148	$—

Liabilities
Derivative contracts	$—	$(567)	$—

Total	$—	$(567)	$—

8.	Turnaround Costs

The following represents a summary of the deferred plant turnaround costs for the three months ended March 31, 2009 and 2008:

		Turnaround
	Beginning	Costs	Turnaround	Ending
(in thousands)	Balance	Capitalized	Amortization	Balance
Periods ended:
March 31, 2009	$5,255	$247	$(1,875)	$3,627
March 31, 2008	$16,841	$43	$(3,335)	$13,549

9.	Revolving Credit Facility

We have a $50 million revolving credit facility available that expires January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 2.25% at March 31, 2009). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At March 31, 2009, we had $50 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.

10.	Unsolicited Exchange Offer

On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to Terra’s Board of Directors proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board rejected the proposal on the grounds that it was not in the best interest of Terra or its stockholders and substantially undervalued the Company. CF Industries subsequently announced that they remained committed to the proposal, and on February 3, 2009, announced that they would nominate three director candidates to Terra’s Board of Directors and commence an exchange offer for all of Terra’s outstanding common shares.

On February 23, 2009, CF announced that it had commenced an unsolicited exchange offer to acquire all of the outstanding common shares of Terra at a fixed exchange ratio of 0.4235 CF shares for each Terra common share. In response, Terra’s Board of Directors announced on February 23, 2009 that it would review and consider CF’s exchange offer and make a formal recommendation to shareholders within ten business days, and further advised Terra’s shareholders to take no action pending the review of the proposed exchange offer by Terra’s Board of Directors. On March 3, 2009, Terra’s Board of Directors unanimously concluded that CF’s offer did not present a compelling case to create additional value for the stockholders of either Terra or CF, substantially undervalues Terra on an absolute basis and relative to CF and is not in the best interests of Terra and its stockholders.

On March 9, 2009, CF sent a letter to Terra’s Board of Directors stating CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of an exchange ratio based on $27.50 for each Terra common share, with an exchange ratio of not less than 0.4129 of a CF common share and not more than 0.4539 of a CF common share. On March 11, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF, and would deliver less value to our shareholders than would owning Terra on a stand-alone basis.

On March 23, 2009, CF sent a letter to Terra’s Board of Directors stating CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of an exchange ratio based on $30.50 for each Terra share, with an exchange ratio of not less than 0.4129 of a CF common share and not more than 0.4539 of a CF common share, the same collar as CF’s proposal of March 9, 2009. On March 24, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF, and would deliver less value to our shareholders than it would owning Terra on a stand-alone basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common shares. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Form 8-K, which discuss our business in greater detail.
The section entitled “Risk Factors” contained in Part II, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC.
Dependence on Terra Industries
We are dependent on Terra Industries Inc. (Terra) in a number of respects. Terra provides all of our management, natural gas purchasing and hedging, selling and administrative services and operates our facilities through its wholly-owned subsidiary Terra Nitrogen GP Inc., the Partnership’s General Partner. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than us. Although Terra is affected by most of the factors that affect us, its higher level of debt could put a greater risk on Terra in the event of adverse business conditions. Our results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K, Forms 10-Q and current reports on Forms 8-K.
Introduction
In this discussion and analysis, we explain our business in the following areas:
•	Business Strategy;
•	Recent Business Environment;
•	Results of Operations;
•	Liquidity and Capital Resources; and
•	Various Quantitative and Qualitative Disclosures.

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
Demand
Despite the global recession the agricultural nitrogen market continues its anticipated growth due to the growing global population. The USDA reported on March 31, 2009 that growers plan to plant 85 million acres of corn in 2009. While this number is down 1% from last year and down 9% from 2007, it would be the third largest acreage since 1949. Factors contributing to the decrease include the decline in agricultural prices, farmers returning to a traditional soybean/corn rotation plan, and the difference in the up-front variable costs to plant soybeans rather than corn, with soybean variable costs of $170/acre as compared to corn variable costs of $390/acre.
The industrial nitrogen market has been affected by the economic downturn and 2009 demand is projected to be down 10-15%. However, this decline will be partially offset by an anticipated increase in demand for ammonia in the environmental market as the effective date of the 2010 emission standards of the 1990 Amendments to the Clean Air Act draw near.

Supply
Fall ammonia application was down due to a shortened application window, therefore it is expected that there will be a robust application in the spring. As a result of this decline in fall application, there was build up of inventory and price softening in the fourth quarter of 2008 which led to production curtailments within the industry and a decrease of imports. Overall our plant has run at 86% of capacity in the first quarter of 2009, as compared to 112% in 2008. We expect to operate at full capacity in the second quarter to meet the spring application demand. The supply chain will need to operate efficiently for product to reach the grower during the spring UAN application window. Due to the continued channel struggle between the retailer and grower over pricing, UAN sales volumes have not shipped to the retailer in advance of application as they have in previous years. This could lead to product shortages in areas during the season.
Natural Gas Costs
As a result of the depressed economy, natural gas consumption has declined in the utility and industrial sectors, driving prices below $4 per MMBtu as of March 31, 2009. Natural gas storage is up approximately 20% higher than the five-year average. The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	March 31,	June 30,	September 30,	December 31,	March 31,
(in $ per MMBtu)	2008	2008	2008	2008	2009
	$10.50	$13.22	$7.90	$6.09	$4.69
During the first quarter of 2009, natural gas prices decreased 23% from December 31, 2008. Generally, as customers place advance orders we secure the prices for the natural gas required to produce the inventory to satisfy these orders.
RESULTS OF OPERATIONS
Consolidated Results
We reported for the first quarter of 2009 net income of $43.3 million on revenues of $165.3 million, compared with 2008 first quarter net income of $81.6 million on revenues of $174.5 million. The decrease in net income and revenue for the first quarter of 2009 is due to lower UAN sales volumes and lower ammonia sales prices. Net income per common unit for the first quarter of 2009 was $1.49, compared with $3.93 for the first quarter of 2008.

The following table shows the results of operations for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			2009 – 2008
(in millions except per share data)	2009	2008	Change	Percent
Net sales	$165.3	$174.5	$(9.2)	-5%
Cost of goods sold	117.0	92.0	25.0	27%

Gross margin	48.3	82.5	(34.2)	-41%
Gross margin percentage	29.2%	47.3%	-18.1	-38%
Selling, general and administrative expenses	5.3	3.5	1.8	51%

Operating earnings	43.0	79.0	(36.0)	-46%
Interest income, net	0.3	2.6	(2.3)	-88%

Net Income	$43.3	$81.6	$(38.3)	-47%

Net income allocable to Common Units	$27.5	$72.7	$(45.2)	-62%

Net income per Common Unit	$1.49	$3.93	$(2.44)	-62%
Sales Volumes and Prices
The following table shows North American volumes and prices for the three month periods ended March 31, 2009 and 2008:

	2009		2008
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]

Ammonia	105	$437	38	$519
UAN[1]	367	$289	502	$281

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting outbound freight costs.
RESULTS OF OPERATIONS — QUARTER ENDED MARCH 31, 2009 COMPARED WITH QUARTER ENDED MARCH 31, 2008
Our net sales for the first quarter of 2008 were $165.3 million, a decline of $9.2 million or 5% from the first quarter of 2008 net sales of $174.5 million. The decline was primarily due to a 27% decline in UAN sales volumes and a 16% decline in ammonia sales prices, offset by a 176% increase in ammonia sales volumes as compared to the first quarter of 2008. Favorable weather conditions in the Southern plains and the South resulted in an increase in ammonia application in these regions as compared to the first quarter of 2008. This increase can be partially attributed to the catch up of missed fall application in 2008 and the presence of optimal conditions for the application of ammonia in spring 2009. UAN shipments have declined in the first quarter of 2009 as compared to the first quarter of 2008 due to the dynamic between growers and retailers in determining price and high channel inventory levels. First quarter 2008 was highlighted by advanced UAN shipments related to the spring application season.

Our gross margin was $48.3 million in the first quarter of 2009 compared to $82.5 million in 2008, and deceased as a percentage of sales to 29.2% from 47.3%. The gross margin percentage reduction reflects the decrease in ammonia sales prices and the decrease in UAN sales volumes and the increase in natural gas costs as a result of losses on derivative instruments. The first quarter natural gas unit costs, net of forward pricing gains and losses, decreased 1.3% from $7.16 per MMBtu in 2008 to $7.07 per MMBtu in 2009. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2009 first quarter natural gas costs were $37.1 million higher than the applicable spot prices, as compared to 2008 first quarter natural gas costs which were $2.2 million lower than the applicable spot prices.
Selling, General and Administrative Costs
Selling, general and administrative costs were $5.3 million in the first quarter of 2009, an increase of $1.8 million from the first quarter of 2008. The increase is primarily due to higher share-based compensation expense resulting from the strengthening of our stock price.
Interest Income
Interest income has decreased in the first quarter of 2009 due to declining interest rates and a reduction of the average investment balance as compared to the first quarter of 2008.
CAPITAL RESOURCES AND LIQUIDITY
Our principal funding needs are to support working capital requirements, make payments for plant turnaround and capital expenditures, and quarterly distributions. Cash and cash equivalent balances at March 31, 2009 were $138.6 million, a decrease of $16.1 million from December 31, 2008.
Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra weekly. Because of this cash collection and distribution arrangement, Terra is a creditor to us.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31 ($ in thousands):

Total cash provided by (used in)	2009	2008
Operating activities	$87,367	$88,610
Investing activities	(10,009)	(1,958)
Financing activities	(93,451)	(84,012)

Increase (decrease) in cash and cash equivalents	$(16,093)	$2,640

Operating Activities
Net cash provided by operating activities for the first quarter of 2009 represented $47.6 million from operations and $39.8 million from working capital changes. The $47.6 million includes $43.3 million of net income, adjusted for non-cash expenses of $4.3 million of depreciation of plant, property and equipment and amortization of deferred plant turnaround costs.
Investing Activities
Our investing activities used cash of $10.0 million for the first quarter of 2009. This includes $3.6 million of capital and plant turnaround expenditures and a $6.4 million change in our demand deposits with affiliate.
Financing Activities
Our financing activities used cash of $93.5 million related to the distributions paid to our unitholders. The distributions paid are based on the available cash, as defined in our Agreement of Limited Partnership. See Note 3, Agreement of Limited Partnership, of the Notes to the Consolidated Financial Statements, included herein.
Revolving Credit Facility
We have a $50 million revolving credit facility (facility) through January 31, 2012. A portion of this facility is available for swing loans and for the issuance of letters of credit. At March 31, 2009, there were no revolving credit borrowings and there were no outstanding letters of credit. The facility requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. Terra and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. For additional information regarding our facility, see Note 9, Revolving Bank Credit Facility, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of our 2008 Annual Report on Form 10-K.

Under the facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the facility are secured by substantially all of our working capital.
In addition, if our aggregate borrowing availability falls below $10 million, we are required to have generated $25 million of operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items as defined in the facility for the preceding four quarter. We are also required to maintain a minimum aggregate unused borrowing availability of $5 million at all times.
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
The facility also requires that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facility. On February 23, 2009, CF Industries Holdings, Inc. (CF) commenced an exchange offer to acquire all of the outstanding Terra common stock. Such a business combination, if consummated, would constitute a change of control under the facility. See Note 10, Unsolicited Exchange Offer by CF Industries Holdings, Inc., to the Notes for the Consolidated Financial Statements on this Form 10-Q for additional information with respect to CF’s unsolicited proposal.
We expect the facility to be adequate to meet our operating needs.
Debt
The General Partner is an indirect, wholly-owned subsidiary of Terra. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners’ independent directors.
Partnership Distributions
We make quarterly distributions to our partners based on “Available Cash” for the quarter, as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $93.5 million and $84.0 million for the quarters ended March 31, 2009 and 2008, respectively.

We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (“the Operating Partnership”) and 1% is distributed to its general partner, (who is also our General Partner). Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (“MQD”) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests. Pursuant to our Agreement of Limited Partnership, income allocable to the Limited Partner and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.
On April 21, 2009, we announced a $2.10 cash distribution per common limited partnership unit payable on May 27, 2009, to holders of record as of May 5, 2009. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At March 31, 2009, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2009, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement.
Our cash receipts are generally received by Terra on our behalf. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra on a weekly basis. As a result of this cash collection and distribution arrangement, Terra is a creditor to us.

There were no material changes outside the ordinary course of business to the Partnerhip’s contractual obligations or off-balance sheet arrangements presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 — Derivative Financial Instruments contained in Item 8 of our 2008 Form 10-K. There were no material changes in our use of financial instruments during the quarter ended March 31, 2009.
Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2009 are approximately 38 billion cubic feet (BCF). We have hedged 29% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and or computations. These instruments and other natural gas positions fixed natural gas prices at $11.7 million (includes $10.4 million related to accumulated other comprehensive loss) more than published prices for March 31, 2009 forward markets.
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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:
•	changes in financial markets,
•	general economic conditions within the agricultural industry,
•	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),
•	changes in product mix,
•	changes in the seasonality of demand patterns,
•	changes in weather conditions,
•	changes in environmental and other government regulations,
•	changes in agricultural regulations, and
•	other risks detailed in the section entitled “Risk Factors” in our 2008 Annual Report on Form 10-K.
Additional information as to these factors can be found in our 2008 Annual Report on Form 10-K in the sections entitled Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements included as part of this report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various claims, disputes, administrative proceedings and legal actions arising in the ordinary course of business. We do not believe that the matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the first quarter of 2009 as compared to the risk factors identified in our 2008 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits:

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.

By:	TERRA NITROGEN GP INC.
as General Partner

By:	/s/ DANIEL D. GREENWELL Daniel D. Greenwell
Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Date: April 24, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002