Form 10-Q
period 2009-06-30
TERRA NITROGEN CO L P /DE
filed 2009-07-24
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on July 24, 2009 there were 18,501,576 Common Units.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2009	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$95,183	$154,681	$161,320
Demand deposits with affiliate	3,765	—	2,639
Accounts receivable, less allowance for doubtful accounts of $760, $0 and $0	26,550	38,053	50,700
Inventories, net	29,357	57,207	36,960
Prepaid expenses and other current assets	4,134	11,815	42,505

Total current assets	158,989	261,756	294,124

Property, plant and equipment, net	71,410	68,208	70,374
Other assets	7,907	11,442	15,471

Total assets	$238,306	$341,406	$379,969

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$16,054	$24,844	$47,216
Customer prepayments	12,890	45,067	41,471
Derivative hedge liabilities	2,350	43,315	5,503

Total current liabilities	31,294	113,226	94,190

Other long-term liabilities	632	871	1,220

Total liabilities	31,926	114,097	95,410

Partners’ capital:
Limited partners’ interests, 18,502 Common Units authorized and outstanding	189,544	217,894	208,002
Limited partners’ interests, 184 Class B Common Units authorized and outstanding	532	1,024	969
General partners’ interest	17,402	39,172	43,353
Accumulated other comprehensive income (loss)	(1,098)	(30,781)	32,235

Total partners’ capital	206,380	227,309	284,559

Total liabilities and partners’ capital	$238,306	$341,406	$379,969

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$142,634	$256,792	$307,710	$431,045
Other	137	(121)	363	158

Total revenues	142,771	256,671	308,073	431,203

Costs and expenses:
Cost of goods sold	77,982	121,861	194,998	213,832

Gross profit	64,789	134,810	113,075	217,371
Operating expenses	4,125	6,113	9,402	9,637

Income from operations	60,664	128,697	103,673	207,734
Interest expense	(81)	(82)	(162)	(163)
Interest income	195	1,540	609	4,180

Net income	$60,778	$130,155	$104,120	$211,751

Allocation of net income:
General Partner	$22,184	$54,701	$37,607	$62,797
Class B Common Units	593	1,269	1,016	2,065
Common Units	38,001	74,185	65,497	146,889

Net income	$60,778	$130,155	$104,120	$211,751

Net income per Common Unit	$2.05	$4.01	$3.54	$7.94

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$104,120	$211,751
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,574	11,530
Non-cash (gain) loss on derivative instruments	287	(4,201)
Changes in operating assets and liabilities:
Receivables	11,503	(1,065)
Inventories	27,850	(17,617)
Accounts payable and customer prepayments	(39,964)	(104,448)
Other assets and liabilities	(4,993)	(2,803)

Net cash flows from operating activities	107,377	93,147

Investing activities:
Capital expenditures and plant turnaround expenditures	(8,378)	(4,103)
Change in demand deposits with affiliate	(3,765)	(2,639)

Net cash flows from investing activities	(12,143)	(6,742)

Financing activities:
Partnership distributions paid	(154,732)	(171,225)

Net cash flows from financing activities	(154,732)	(171,225)

Decrease to cash and cash equivalents	(59,498)	(84,820)
Cash and cash equivalents at beginning of period	154,681	246,140

Cash and cash equivalents at end of period	$95,183	$161,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$126	$127

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2009	$217,894	$1,024	$39,172	$(30,781)	$227,309
Net income	65,497	1,016	37,607	—	104,120	$104,120
Change in fair value of derivatives	—	—	—	29,683	29,683	29,683

Comprehensive income						$133,803

Distributions	(93,847)	(1,508)	(59,377)	—	(154,732)

Partners’ capital at June 30, 2009	$189,544	$532	$17,402	$(1,098)	$206,380

Limited partner units issued and outstanding June 30, 2009:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at June 30, 2009			18,685,648

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2008	$221,153	$573	$(9,928)	$(4,699)	$207,099
Net income	146,889	2,065	62,797	—	211,751	$211,751
Change in fair value of derivatives	—	—	—	36,934	36,934	36,934

Comprehensive income						$248,685

Distributions	(160,040)	(1,669)	(9,516)	—	(171,225)

Partners’ capital at June 30, 2008	$208,002	$969	$43,353	$32,235	$284,559

Limited partner units issued and outstanding June 30, 2008:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at June 30, 2008			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Background and Basis of Presentation
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
The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K.
Our significant accounting policies are described in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods presented.
Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for future quarters or the full year.
2.	New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (SFAS 141R), which changes the way we account for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141R will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R became effective for the Partnership on January 1, 2009 and the adoption did not have an impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for the Partnership on January 1, 2009 and we have included the additional disclosure information required by SFAS 161 within Note 6, Derivative Financial Instruments, of the Notes to the Consolidated Financial Statements.
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
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identify Transactions That Are Not Orderly (FSP FAS 157-4), which provides additional guidance in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 became effective for the Partnership on April 1, 2009 and the adoption did not have an impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (U.S. GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. This FSP does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for the Partnership on April 1, 2009 and the adoption did not have an impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only been disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 became effective for the Partnership on April 1, 2009 and we have included the additional information required by FSP FAS 107-1 and APB 28-1 within Note 7, Fair Value Measurements, of the Notes to the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being “available to be issued”. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 became effective for the Partnership on April 1, 2009 and the adoption did not have an impact on our financial statements. We have evaluated subsequent events through July 24, 2009, which is the date of our Form 10-Q filing.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), which amends the derecognition guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 166 addresses concerns expressed by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by SFAS 140 in the wake of the subprime mortgage crisis and the deterioration of the global credit markets. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are currently assessing the impact SFAS 166 will have on our financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends the consolidation guidance applicable to variable interest entities under FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities. SFAS 167 is intended to improve financial reporting by enterprises involved with variable interest entities. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently assessing the impact SFAS 167 will have on our financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS 168 will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently assessing the impact SFAS 168 will have on our financial statements.

3.	Agreement of Limited Partnership
We make quarterly distributions to our partners based on Available Cash (as defined in our Agreement of Limited Partnership) for the quarter. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as Terra Nitrogen GP Inc. (the General Partner) determines in its reasonable discretion to be necessary. We paid distributions of $154.7 million to our partners in the first six months of 2009 and $171.2 million for the same period in 2008.
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
On July 23, 2009, we announced a $2.22 cash distribution per common limited partnership unit, payable on August 27, 2009 to holders of record as of August 7, 2009. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
At June 30, 2009, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra Industries Inc.’s bank credit agreement as described therein.

4.	Net Income per Common Unit
Basic and diluted income per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted income per Common Unit for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-unit amounts)	2009	2008	2009	2008
Basic income per Common Unit:
Net income	$60,778	$130,155	$104,120	$211,751
Less: Net income allocable to Class B Common Units	(593)	(1,269)	(1,016)	(2,065)
Less: Net income allocable to General Partner	(22,184)	(54,701)	(37,607)	(62,797)

Net income allocable to Common Units	38,001	74,185	65,497	146,889
Weighted average units outstanding	18,502	18,502	18,502	18,502

Net income per Common Unit	$2.05	$4.01	$3.54	$7.94

There were no dilutive Common Units outstanding for the three and six month periods ended June 30, 2009 and 2008.
5.	Inventories, net

Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Materials and supplies	$9,464	$10,708	$9,038
Finished goods	19,893	46,499	27,922

Total	$29,357	$57,207	$36,960

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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires enhanced disclosures of an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for the Partnership on January 1, 2009 and we have incorporated the additional disclosure information for SFAS 161 below.
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
Until our derivatives settle, we test derivatives for ineffectiveness. This includes assessing the correlation of New York Mercantile Exchange (NYMEX) pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically and industry appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at our facilities.
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
To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of June 30, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.
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

As of June 30, 2009 and 2008, we had open derivative contracts for 5.2 million MMBtus and 17.4 million MMBtus, respectively, of natural gas.
The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are all categorized as commodity derivatives.

Asset Derivatives (a)
		June 30,	December 31,	June 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Other current assets	$3,255	$9,456	$42,425

Liability Derivatives (a)
		June 30,	December 31,	June 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Derivative hedge liabilities	$(2,350)	$(43,315)	$(5,503)

(a)
Amounts are disclosed at gross fair value in accordance with SFAS 161 requirements. All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See footnote 1 and 6 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies.

Certain derivatives outstanding at June 30 2009 and 2008, which settled during July 2009 and July 2008, respectively, are included in the position of open natural gas derivatives in the table above. The July 2009 derivatives settled for an approximate $0.7 million loss compared to the July 2008 derivatives which settled for an approximate $7.4 million gain. All material open derivatives at June 30, 2009 will settle during the next 12 months.
At June 30, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $1.1 million charge and a credit of $4.4 million to cost of sales for the six month periods ending June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, reported a $0.8 million credit and $0.3 million charge, respectively, to cost of sales.
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

All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See footnote 1 and 6 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies. The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008.

Three Months Ended
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
June 30,	June 30,	from AOCI into	June 30,	June 30,	Location of Gain (Loss)	June 30,	June 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(1,335)	$37,528	Cost of Sales	$(10,596)	$19,744	Cost of Sales	$(287)	$4,098

Six Months Ended
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
June 30,	June 30,	from AOCI into	June 30,	June 30,	Location of Gain (Loss)	June 30,	June 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(14,622)	$59,181	Cost of Sales	$(44,305)	$22,247	Cost of Sales	$(287)	$4,098

(a)	Effective portion of gain (loss).

(b)
The amount of gain or (loss) recognized in income represents ($1.1) million and $4.4 million related to the ineffective portion of the hedging relationships and $0.8 million and ($0.3) million related to the amount excluded from the assessment of hedge effectiveness.

Approximately $1.1 million of the net accumulated loss at June 30, 2009 will be reclassified into earnings during the next twelve months as compared to $32.2 million of the net accumulated income at June 30, 2008.
At times, we also use forward derivative instruments, such as nitrogen solution contracts, to fix or set floor prices for a portion of our nitrogen sales volumes. At June 30, 2009, we had open nitrogen solutions contracts. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For both the three and six month periods ending June 30, 2009, we recognized a gain of $0.1 million respectively, on nitrogen forward derivative instruments. For the three and six month periods ending June 30, 2008, there were no gains or losses on nitrogen forward derivative instruments.
7.	Fair Value Measurements
SFAS 157 establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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
We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified at level 2, as a significant other observable input in the disclosure hierarchy framework as defined by SFAS 157. The Partnership’s gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the New York Mercantile Exchange, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the half ending June 30, 2009.
The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of June 30, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative contracts	$—	$3,255	$—

Total	$—	$3,255	$—

Liabilities
Derivative contracts	$—	$(2,350)	$—

Total	$—	$(2,350)	$—

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

•
Financial instruments — Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at June 30, 2009 and 2008. The unrealized loss on these contracts is disclosed on Note 6, Derivative Financial Instruments, of the Notes to the Consolidated Financial Statements.

Concentration of credit risk: We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and our geographic dispersion.

8.	Turnaround Costs
The following represents a summary of the deferred plant turnaround costs for the six months ended June 30, 2009 and 2008:

		Turnaround
	Beginning	Costs	Turnaround	Ending
(in thousands)	Balance	Capitalized	Amortization	Balance
Periods ended:
June 30, 2009	$5,255	$389	$(3,751)	$1,893
June 30, 2008	$16,841	$116	$(6,693)	$10,264
9.	Revolving Credit Facility
We have a $50 million revolving credit facility available that expires January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 2.07% at June 30, 2009). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At June 30, 2009, we had $50 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.
10.	Unsolicited Exchange Offer
On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to the Board of Directors of Terra Industries Inc. (Terra or Company) proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board rejected the proposal on the grounds that it was not in the best interest of Terra or its stockholders and substantially undervalued the Company. CF subsequently announced that they remained committed to the proposal, and on February 3, 2009, announced that they would nominate three director candidates to Terra’s Board of Directors and commence an exchange offer for all of Terra’s outstanding common shares.
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
As of the date of this Form 10-Q, CF’s unsolicited exchange offer to acquire all of the outstanding common shares of Terra is still outstanding and is set to expire on August 7, 2009, unless further extended.

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
Demand
Short term demand for nitrogen products may remain constrained into the fall as retailers are anticipated to maintain low inventory levels. Dealers appear to be returning to the pre-2007 practice of utilizing all available inventory and clearing on-site material by the end of the planting season. Estimated ending corn stock levels as of the end of the 2009 planting season support an expected strong demand for corn in the spring of 2010. In addition, nitrogen demand is expected to benefit from the enactment of the 2010 Emission Standards of the 1990 Amendments to the Clean Air Act which requires diesel powered vehicles to achieve near-zero emissions of nitrogen oxides on January 1, 2010.
An expected increase in long term demand for nitrogen products is supported by the global grain supply. The ending corn stock ratio for the 2009 planting season was estimated to be 15.8% by the USDA World Agriculture Supply and Demand Estimates (WASDE) June 2009 report, which is the second lowest level in 35 years. Historically, the expected increased corn stock ratio is approximately 30%. Pursuant to its June 2009 report, WASDE expects corn prices for 2009-2010 to increase to $3.90 - $4.70 per bushel, from $4.10 — $4.30 per bushel in 2008-2009. The expected increased demand for corn is supported by the expected increased demand for food, seed and industrial markets, increased ethanol demand and higher expected exports.

Supply
In an effort to maintain nitrogen inventory at acceptable levels, certain North American production has been curtailed. Imports have declined as a result of the sluggish demand due to poor import economics during the second quarter of 2009, removing 1.2 million tons of nitrogen from the U.S. supply system.
Natural Gas Costs
As a result of the depressed economy, natural gas consumption has declined in the utility and industrial sectors, driving prices below $4 per MMBtu as of June 30, 2009.
The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	June 30,	September 30,	December 31,	March 31,	June 30,
(in $ per MMBtu)	2008	2008	2008	2009	2009
	$13.22	$7.90	$6.09	$4.69	$5.09
During the first half of 2009, natural gas prices decreased 61% from June 30, 2008. Generally, as customers place advance orders we secure the prices for the natural gas required to produce the inventory to satisfy these orders.
RESULTS OF OPERATIONS
Consolidated Results
We reported for the first half of 2009 net income of $104.1 million on revenues of $308.1 million, compared with the first half of 2008 net income of $211.8 million on revenues of $431.2 million. The decrease in net income and revenue for the first half of 2009 is due to lower ammonia and UAN sales volumes and sales prices. Net income per Common Unit for the six months ended June 30, 2009 was $3.54 compared with $7.94 for the six months ended June 30, 2008.

The following table shows the results of operations for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Quarter to Date		Six Months Ended		Year to Date
	June 30,		2009-2008		June 30,		2009-2008
(in millions except per unit data)	2009	2008	Change	Percent	2009	2008	Change	Percent
Net sales	$142.8	$256.7	$(113.9)	-44%	$308.1	$431.2	$(123.1)	-29%
Cost of goods sold	78.0	121.9	(43.9)	-36%	195.0	213.8	(18.8)	-9%

Gross margin	64.8	134.8	(70.0)	-52%	113.1	217.4	(104.3)	-48%
Gross margin percentage	45.4%	52.5%	-7.1%	-14%	36.7%	50.4%	-13.7%	-27%
Selling, general and administrative expenses	4.1	6.1	(2.0)	-33%	9.4	9.6	(0.2)	-2%

Operating earnings	60.7	128.7	(68.0)	-53%	103.7	207.8	(104.1)	-50%
Interest income, net	0.1	1.5	(1.4)	-93%	0.4	4.0	(3.6)	-90%

Net income	$60.8	$130.2	$(69.4)	-53%	$104.1	$211.8	$(107.7)	-51%

Net income allocable to Common Units	$38.0	$74.2	$(36.2)	-49%	$65.5	$146.9	$(81.4)	-55%
Net income per Common Unit	$2.05	$4.01	(1.96)	-49%	$3.54	$7.94	$(4.40)	-55%
Sales Volumes and Prices
The following table shows North American ammonia and UAN volumes and prices and natural gas cost for the three month periods ended June 30, 2009 and 2008:

	2009		2008
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton) [2]	(000 tons)	($/ton) [2]
Ammonia	82	$444	116	$555
UAN [1]	412	$226	521	$336
Natural gas cost [3]	—	$4.26	—	$7.59

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting $13.0 million and $16.9 million outbound freight costs for the second quarter of 2009 and 2008, respectively.

3.	Excluding the impact of hedge costs, natural gas cost was $3.05 per MMBtu for the 2009 second quarter.
The following table shows North American ammonia and UAN volumes and prices and natural gas cost for the six month periods ended June 30, 2009 and 2008:

	2009		2008
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton) [2]	(000 tons)	($/ton) [2]
Ammonia	187	$440	154	$546
UAN [1]	778	$255	1,023	$309
Natural gas cost [3]	—	$5.68	—	$7.37

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting $25.4 million and $29.8 million outbound freight costs for the first half of 2009 and 2008, respectively.

3.	Excluding the impact of hedge costs, natural gas cost was $3.31 per MMBtu for the 2009 first half.

RESULTS OF OPERATIONS — QUARTER ENDED JUNE 30, 2009 COMPARED WITH
QUARTER ENDED JUNE 30, 2008
Our net sales for the second quarter of 2009 were $142.8 million, a decline of $113.9 million or 44% from the second quarter of 2008 net sales of $256.7 million. The decline was primarily due to a decline in UAN and ammonia sales prices of 33% and 20% and a decline in UAN and ammonia sales volumes of 21% and 29%, respectively. During the second quarter of 2009, growers faced inclement weather early in the quarter which limited pre-plant fertilizer application. Demand recovered for side-dressing ammonia application at the end of the quarter. The supply channel also maintained the carryover of inventory from purchases made in the prior year. The significant decrease in volumes as compared to the second quarter of 2008 is also partially due to dealers purchasing for application and future fill during the second quarter of 2008. As the market has corrected for this, the sales volumes decreased in the current quarter. As a result of decreased demand in the second quarter, production rates were reduced to 89%.
Our gross margin was $64.8 million in the second quarter of 2009 compared to $134.8 million in the second quarter of 2008. The gross margin decreased slightly as a percentage of sales to 45.4% from 52.5%. The gross margin percentage includes a 44% decrease in natural gas costs for the second quarter of 2009. The second quarter natural gas unit costs, net of forward pricing gains and losses, declined from $7.59 per MMBtu in 2008 to $4.26 per MMBtu in 2009. The decrease in natural gas cost was offset by aggregate reductions in product pricing of $54.8 million and a margin impact of $30.4 million due to the decrease in sales volumes.
We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the second quarter of 2009 was $10.6 million as compared to the net benefit of derivatives for the second quarter of 2008 of $19.7 million. Excluding the impact of the hedge cost, natural gas cost was $3.05 per MMBtu in the second quarter of 2009.
Selling, General and Administrative Costs
Selling, general and administrative costs were $4.1 million in the second quarter of 2009, a decrease of $2.0 million from the second quarter of 2008. The decrease is primarily due to a decrease in short term performance based incentive compensation expense, long term share-based compensation expense and a reduction in self-insurance costs.
Interest Income
Interest income has decreased in the second quarter of 2009 due to declining interest rates and a reduction of the average investment balance as compared to the second quarter of 2008.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 2008
Our net sales for the first half of 2009 were $308.1 million, a decline of $123.1 million or 29% from the first half of 2008 net sales of $431.2 million. The decline was primarily due to a 19% and 17% decline in ammonia and UAN sales prices, respectively, and a 24% decline in UAN sales volumes, offset by a 21% increase in ammonia sales volumes as compared to the first half of 2008.
Our gross margin was $113.1 million in the first half of 2009 compared to $217.4 million in the first half of 2008, and decreased as a percentage of sales to 36.7% from 50.4%. The gross margin percentage movement reflects a 23% decrease in natural gas costs. The first half of 2009 natural gas unit costs, net of forward pricing gains and losses, decreased 23% from $7.37 per MMBtu in 2008 to $5.68 per MMBtu in 2009. The decrease in natural gas cost was offset by aggregate reductions in product pricing of $58.4 million and a margin impact of $38.2 million due to the decrease in sales volumes.
We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the first half of 2009 was $44.3 million as compared to the net benefit of derivatives for the first half of 2008 of $22.2 million. Excluding the impact of the hedge cost, natural gas cost was $3.31 per MMBtu in the first half of 2009.
Selling, General and Administrative Costs
Selling, general and administrative costs were $9.4 million in the first half of 2009, a decrease of $0.2 million as compared to the first half of 2008. This is primarily due to a decrease in short-term performance based incentive compensation expense, long-term share-based compensation expense and a reduction in self-insurance costs.
Interest Income
Interest income has decreased in the first half of 2009 due to declining interest rates and a reduction of the average investment balance as compared to the first half of 2008.
CAPITAL RESOURCES AND LIQUIDITY
Our principal funding needs are to support working capital requirements, make payments for plant turnaround and capital expenditures, and quarterly distributions. Cash and cash equivalents were $95.2 million at June 30, 2009. During the first half of 2009, cash and cash equivalents decreased by $59.5 million from December 31, 2008.
Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra weekly. Because of this cash collection and distribution arrangement, Terra is a creditor to us.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and 2008 ($ in thousands):

Total cash provided by (used in)	2009	2008
Operating activities	$107.4	$93.1
Investing activities	(12.2)	(6.7)
Financing activities	(154.7)	(171.2)

Increase (decrease) in cash and cash equivalents	$(59.5)	$(84.8)

Operating Activities
Net cash provided by operating activities for the first half of 2009 represented $113.0 million from operations offset by $5.6 million used in working capital changes. The $113.0 million includes $104.1 million of net income, adjusted for non-cash expenses of $8.9 million of depreciation of plant, property and equipment and amortization of deferred plant turnaround costs.
Investing Activities
Our investing activities used cash of $12.1 million for the first half of 2009. This includes $8.0 million of capital expenditures, $0.3 million of plant turnaround expenditures and a $3.8 million change in our demand deposits with an affiliate.
Financing Activities
Our financing activities used cash of $154.7 million related to the distributions paid to our unitholders. The distributions paid are based on the “Available Cash”, as defined in our Agreement of Limited Partnership. See Note 3, Agreement of Limited Partnership, of the Notes to the Consolidated Financial Statements, included herein.
Revolving Credit Facility
We have a $50 million revolving credit facility (facility) through January 31, 2012. A portion of this facility is available for swing loans and for the issuance of letters of credit. At June 30, 2009, there were no revolving credit borrowings and there were no outstanding letters of credit. The facility requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. Terra and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. For additional information regarding our facility, see Note 9, Revolving Bank Credit Facility, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of our 2008 Annual Report on Form 10-K.

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
The facility also requires that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facility. On February 23, 2009, CF Industries Holdings, Inc. (CF) commenced an exchange offer to acquire all of the outstanding Terra common stock. Such a business combination, if consummated, would constitute a change of control under the facility. See Note 10, Unsolicited Exchange Offer by CF Industries Holdings, Inc., to the Notes to the Consolidated Financial Statements for additional information with respect to CF’s unsolicited proposal.
We expect the facility to be adequate to meet our operating needs.
Debt
The General Partner is an indirect, wholly-owned subsidiary of Terra. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners’ independent directors.
Partnership Distributions
We make quarterly distributions to our partners based on “Available Cash” for the quarter, as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $154.7 million and $171.2 million for the six months ended June 30, 2009 and 2008, respectively.

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
On July 23, 2009, we announced a $2.22 cash distribution per common limited partnership unit, payable on August 27, 2009 to holders of record as of August 7, 2009. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At June 30, 2009, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2009, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement.
Our cash receipts are generally received by Terra on our behalf. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra on a weekly basis. As a result of this cash collection and distribution arrangement, Terra is a creditor to us.

There were no material changes outside the ordinary course of business to the Partnership’s contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 — Derivative Financial Instruments contained in Item 8 of our 2008 Form 10-K. There were no material changes in our use of financial instruments during the quarter ended June 30, 2009.
Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2009 are approximately 38 billion cubic feet (BCF). We have hedged 16% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and or computations. These instruments and other natural gas positions fixed natural gas prices at $1.4 million (includes $1.1 million related to accumulated other comprehensive loss) more than published prices for June 30, 2009 forward markets.
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
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the first half of 2009 as compared to the risk factors identified in our 2008 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

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
Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Date: July 24, 2009

EXHIBIT INDEX

Exhibit
Number	Description

Exhibits 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002