Form 10-Q
period 2009-09-30
TERRA NITROGEN CO L P /DE
filed 2009-11-06
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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
At the close of business on November 4, 2009 there were 18,501,576 Common Units.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2009	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$70,656	$154,681	$185,763
Demand deposits with affiliate	—	—	4,369
Accounts receivable, less allowance for doubtful accounts of $760, $0 and $0	18,933	38,053	57,140
Inventories, net	21,610	57,207	43,697
Prepaid expenses and other current assets	5,076	11,815	12,703

Total current assets	116,275	261,756	303,672

Property, plant and equipment, net	77,171	68,208	68,480
Other long-term assets	15,450	11,442	12,137

Total assets	$208,896	$341,406	$384,289

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$26,733	$24,844	$38,079
Customer prepayments	20,450	45,067	92,092
Derivative hedge liabilities	992	43,315	81,653

Total current liabilities	48,175	113,226	211,824

Other long-term liabilities	638	871	1,071

Total liabilities	48,813	114,097	212,895

Partners’ capital:
Limited partners’ interests, 18,502 Common Units authorized and outstanding	160,358	217,894	204,013
Limited partners’ interests, 184 Class B Common Units authorized and outstanding	60	1,024	855
General partners’ interest	(1,374)	39,172	35,830
Accumulated other comprehensive income (loss)	1,039	(30,781)	(69,304)

Total partners’ capital	160,083	227,309	171,394

Total liabilities and partners’ capital	$208,896	$341,406	$384,289

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$101,396	$246,450	$409,106	$677,495
Other income	149	135	512	293

Total revenues	101,545	246,585	409,618	677,788

Costs and expenses:
Cost of goods sold	79,749	138,286	274,747	352,118

Gross profit	21,796	108,299	134,871	325,670
Operating expenses	4,477	3,196	13,879	12,833

Income from operations	17,319	105,103	120,992	312,837
Interest expense	(82)	(82)	(244)	(245)
Interest income	73	1,179	682	5,359

Net income	$17,310	$106,200	$121,430	$317,951

Allocation of net income:
General Partner	$5,221	$41,996	$42,828	$104,793
Class B Common Units	169	1,035	1,185	3,100
Common Units	11,920	63,169	77,417	210,058

Net income	$17,310	$106,200	$121,430	$317,951

Net income per Common Unit	$0.64	$3.41	$4.18	$11.35

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$121,430	$317,951
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,409	17,287
Non-cash (gain) loss on derivative instruments	(265)	1,093
Changes in operating assets and liabilities:
Receivables	19,120	(7,505)
Inventories	35,597	(24,354)
Accounts payable and customer prepayments	(21,919)	(62,254)
Other assets and liabilities	(6,206)	(2,974)

Net cash flows from operating activities	160,166	239,244

Investing activities:
Capital expenditures and plant turnaround expenditures	(23,715)	(6,201)
Changes in demand deposits with affiliate	—	(4,369)

Net cash flows from investing activities	(23,715)	(10,570)

Financing activities:
Partnership distributions paid	(220,476)	(289,051)

Net cash flows from financing activities	(220,476)	(289,051)

Decrease to cash and cash equivalents	(84,025)	(60,377)
Cash and cash equivalents at beginning of period	154,681	246,140

Cash and cash equivalents at end of period	$70,656	$185,763

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$190	$191

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for units)
(unaudited)

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2009	$217,894	$1,024	$39,172	$(30,781)	$227,309
Net income	77,417	1,185	42,828	—	121,430	$121,430
Change in fair value of derivatives	—	—	—	31,820	31,820	31,820

Comprehensive income						$153,250

Distributions	(134,953)	(2,149)	(83,374)	—	(220,476)

Partners’ capital at September 30, 2009	$160,358	$60	$(1,374)	$1,039	$160,083

Limited partner units issued and outstanding September 30, 2009:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2009			18,685,648

				Accumulated
		Class B	General	Other	Total
	Common	Common	Partners’	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	Units	Units	Interests	Income (Loss)	Capital	Income
Partners’ capital at January 1, 2008	$221,153	$573	$(9,928)	$(4,699)	$207,099
Net income	210,058	3,100	104,793	—	317,951	$317,951
Change in fair value of derivatives	—	—	—	(64,605)	(64,605)	(64,605)

Comprehensive income						$253,346

Distributions	(227,198)	(2,818)	(59,035)	—	(289,051)

Partners’ capital at September 30, 2008	$204,013	$855	$35,830	$(69,304)	$171,394

Limited partner units issued and outstanding September 30, 2008:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at September 30, 2008			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
Notes to Consolidated Financial Statements (Unaudited)
1.	Background and Basis of Presentation

Terra Nitrogen Company, L.P. (TNCLP, our, we, or us) is a leading producer and marketer of wholesale nitrogen products made from natural gas. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (Operating Partnership), are referred to herein, collectively, as the “Partnership”. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma. We operate in one principal industry segment — Nitrogen Products, which is based upon the guidance provided in the Segment Reporting topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). As a wholesale nitrogen producer, we do not report industry segments in a separate disclosure because our only reportable industry segment is nitrogen.

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

We adopted the provisions of the FASB Statement on Generally Accepted Accounting Principles (GAAP) relating to the Codification on July 1, 2009. This Statement establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standard Updates will not be authoritative in their own right as they will only serve to update the Codification. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB Statement on Business Combinations was effective for us for business combinations with the acquisition date on or after January 1, 2009. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this Statement will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

We adopted the provisions of the FASB Statement on disclosures relating to Derivatives and Hedging on January 1, 2009. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. These disclosures are included in Note 6 herein.

We adopted the provisions of the EITF guidance relating to Earnings Per Share for Master Limited Partnerships on January 1, 2009. This guidance specifies the treatment of earnings per unit calculations when incentive distribution rights exist. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

We adopted the provisions of the FASB Staff Position (FSP) relating to Fair Value Measurements and Disclosures, as of April 1, 2009. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

We adopted the provisions of a FSP relating to Investments on April 1, 2009. This FSP amends the other-than-temporary recognition guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security, and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

We adopted the provisions of a FSP on Financial Instruments, as of April 1, 2009. This FSP required disclosures about fair value of all financial instruments for interim reporting periods. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We have included the additional disclosure information in Note 7 herein.

We adopted the provisions of the FASB Statement on Subsequent Events on July 1, 2009. This Statement provides authoritative accounting literature and disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through November 6, 2009, which is the date of our Form 10-Q filing. We have included a subsequent events disclosure in Note 11 herein.

In June 2009, the FASB issued a Statement on Transfers and Servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this Statement consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for qualifying SPEs from the Consolidation guidance regarding variable interest entities. This Statement is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In June 2009, the FASB issued a Statement which amends the previous Consolidations guidance regarding variable interest entities and addresses the effects of eliminating the qualifying special purpose entity concept from the guidance on Transfers and Servicing. This Statement responds to concerns about the application of certain key provisions of the previous guidance on Consolidations regarding variable interest entities, including concerns over the transparency of enterprises’ involvement with variable interest entities. This Statement is effective for us January 1, 2010 and we are currently assessing the impact this Statement will have on our financial statements.

In September 2009, the EITF issued guidance relating to Revenue Recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011 and we are currently assessing the impact this Statement will have on our financial statements.

3.	Agreement of Limited Partnership

We make quarterly distributions to our partners based on Available Cash (as defined in our Agreement of Limited Partnership) for the quarter. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as Terra Nitrogen GP Inc. (the General Partner) determines in its reasonable discretion to be necessary. We paid distributions of $220.5 million to our partners in the first nine months of 2009 and $289.1 million for the same period in 2008.

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

On October 22, 2009, we announced a $1.63 cash distribution per common limited partnership unit, payable on November 24, 2009 to holders of record as of November 6, 2009. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

At September 30, 2009, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra Industries Inc.’s bank credit agreement as described therein.

4.	Net Income per Common Unit

Basic and diluted income per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted income per Common Unit for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per-unit amounts)	2009	2008	2009	2008
Basic income per Common Unit:
Net income	$17,310	$106,200	$121,430	$317,951
Less: Net income allocable to Class B Common Units	169	1,035	1,185	3,100
Less: Net income allocable to General Partner	5,221	41,996	42,828	104,793

Net income allocable to Common Units	11,920	63,169	77,417	210,058
Weighted average units outstanding	18,502	18,502	18,502	18,052

Net income per Common Unit	$0.64	$3.41	$4.18	$11.35

There were no dilutive Common Units outstanding for the three and nine month periods ended September 30, 2009 and 2008.
5.	Inventories, Net
Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008

Materials and supplies	$8,961	$10,708	$11,343
Finished goods	12,649	46,499	32,354

Total	$20,610	$57,207	$43,697

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

To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of September 30, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.

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

A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from us for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements; however, the counterparties require maintenance of cash margin balances generally 10% to 20% of the contract value.

As of September 30, 2009 and 2008, we had open derivative contracts for 5.7 million MMBtus and 14.8 million MMBtus, respectively, of natural gas. The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are all categorized as commodity derivatives.

Asset Derivatives (a)
		September 30,	December 31,	September 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Other current assets	$4,008	$9,456	$11,779

Liability Derivatives (a)
		September 30,	December 31,	September 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Derivative hedge liabilities	$(992)	$(43,315)	$(81,653)

(a)
Amounts are disclosed at gross fair value as required by the Derivative and Hedging topic of the Codification. All of our commodity derivatives are designated as cash flow hedging instruments. See Notes 1 and 6 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K for additional information on our overall risk management strategies.

Certain derivatives outstanding at September 30, 2009 and 2008, which settled during October 2009 and October 2008, respectively, are included in the position of open natural gas derivatives in the table above. The October 2009 derivatives settled for an approximate $0.1 million gain compared to the October 2008 derivatives which settled for an approximate $16.0 million loss. All material open derivatives at September 30, 2009 will settle during the next 12 months.

At September 30, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $0.8 million charge and $1.8 million charge, respectively, to cost of sales for the nine month periods ending September 30, 2009 and 2008, respectively. At September 30, 2009 and 2008, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, reported a $1.1 million credit and $2.9 million credit, respectively, to cost of sales.

The effective portion of gains and losses on derivative contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) (AOCI) and credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions of fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. All of our commodity derivatives are designated as cash flow hedging instruments under the Derivatives and Hedging topic of the Codification. See Notes 1 and 6 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K for additional information on our overall risk management strategies.

The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008.

Three Months Ended
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income(b)
Sept. 30,	Sept. 30,	from AOCI into	Sept. 30,	Sept. 30,	Location of Gain (Loss)	Sept. 30,	Sept. 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(574)	$(94,479)	Cost of Sales	$(2,711)	$7,060	Cost of Sales	$265	$1,093

Nine Months Ended
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income(b)
Sept. 30,	Sept. 30,	from AOCI into	Sept. 30,	Sept. 30,	Location of Gain (Loss)	Sept. 30,	Sept. 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(15,196)	$(79,790)	Cost of Sales	$(47,016)	$(15,185)	Cost of Sales	$265	$1,093

(a)	Effective portion of gain (loss)

(b)
The amount of gain or (loss) recognized in income represents ($0.8) million and ($1.8) million related to the ineffective portion of the hedging relationships and $1.1 million and $2.9 million related to the amount excluded from the assessment of hedge effectiveness.

Approximately $1.0 million of the net accumulated income at September 30, 2009 will be reclassified into earnings during the next twelve months as compared to $69.3 million of the net accumulated loss at September 30, 2008.

At times, we also use forward derivative instruments, such as nitrogen solution contracts, to fix or set floor prices for a portion of our nitrogen sales volumes. At September 30, 2009, we had open nitrogen solutions contracts. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For both the three and nine month periods ending September 30, 2009, we recognized an unrealized loss of less than $0.1 million on nitrogen forward derivative instruments. For the three and nine month periods ending September 30, 2008, there were no gains or losses on nitrogen forward derivative instruments.

7.	Fair Value Measurements

The Fair Value Measurements and Disclosures topic of the Codification establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

We evaluated our assets and liabilities to determine which items should be disclosed according to the Fair Value Measurements and Disclosures topic of the Codification. We currently measure our money market funds and derivative contracts on a recurring basis at fair value. The fair value of our money market fund investments were determined based on quoted prices in active markets for identical assets. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified at level 2, as a significant other observable input in the disclosure hierarchy framework as defined by the Fair Value Measurements and Disclosures topic of the Codification. The Partnership’s gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the New York Mercantile Exchange, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the nine months ending September 30, 2009.

The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of September 30, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$70,651	$—	$—
Derivative contracts	—	4,008	—

Total	$70,651	$4,008	$—

Liabilities
Derivative contracts	$—	$(992)	$—

Total	$—	$(992)	$—

The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$154,676	$—	$—
Derivative contracts	—	9,456	—

Total	$154,676	$9,456	$—

Liabilities
Derivative contracts	$—	$(43,315)	$—

Total	$—	$(43,315)	$—

The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of September 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$126,165	$—	$—
Derivative contracts	—	11,779	—

Total	$126,165	$11,779	$—

Liabilities
Derivative contracts	$—	$(81,653)	$—

Total	$—	$(81,653)	$—

Fair values of financial instruments: We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:
•	Cash and cash equivalents — The carrying amounts approximate fair value due to the short maturity of these instruments.

•	Demand deposits with affiliate — The carrying amounts approximate fair value due to the short maturity of these instruments.

•
Financial instruments — Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at September 30, 2009 and 2008. The unrealized loss on these contracts is disclosed in Note 6 herein.

Concentration of credit risk: We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and our geographic dispersion.

8.	Turnaround Costs
The following represents a summary of the deferred plant turnaround costs for the nine months ended September 30, 2009 and 2008:

		Turnaround
	Beginning	Costs	Turnaround	Ending
(in thousands)	Balance	Capitalized	Amortization	Balance
Periods ended:
September 30, 2009	$5,255	$7,364	$(5,001)	$7,618
September 30, 2008	$16,841	$341	$(10,048)	$7,134
9.	Revolving Credit Facility

We have a $50 million revolving credit facility (facility) available that expires January 31, 2012. The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 175 basis points, or 2.01% at September 30, 2009). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At September 30, 2009, we had $50 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.

On October 9, 2009, we amended the facility so that, subject to certain conditions, the borrowing base applicable to the existing credit agreement would be measured monthly (instead of weekly as previously provided).

10.	Unsolicited Proposals for a Business Combination by CF Holdings, Inc.

On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to the Board of Directors of Terra Industries Inc. (Terra or Company) proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board rejected the proposal on the grounds that it was not in the best interests of Terra or its stockholders and substantially undervalued the Company. CF subsequently announced that they remained committed to the proposal, and on February 3, 2009, announced that it would nominate three director candidates to Terra’s Board of Directors and commence an exchange offer for all of Terra’s outstanding common shares.

On February 23, 2009, CF announced that it had commenced an unsolicited exchange offer to acquire all of the outstanding common shares of Terra at a fixed exchange ratio of 0.4235 of a CF common share for each Terra common share. In response, Terra’s Board of Directors announced on February 23, 2009 that it would review and consider CF’s exchange offer and make a formal recommendation to stockholders within ten business days, and further advised Terra’s stockholders to take no action pending the review of the proposed exchange offer by Terra’s Board of Directors. On March 3, 2009, Terra’s Board of Directors unanimously concluded that CF’s offer did not present a compelling case to create additional value for the stockholders of either Terra or CF, substantially undervalues Terra on both an absolute basis and relative to CF and is not in the best interests of Terra and its stockholders.

On March 9, 2009, CF sent a letter to Terra’s Board of Directors stating CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of an exchange ratio based on $27.50 for each Terra common share, with an exchange ratio of not less than 0.4129 of a CF common share and not more than 0.4539 of a CF common share. On March 11, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF, and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.

On March 23, 2009, CF sent a letter to Terra’s Board of Directors stating CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of an exchange ratio based on $30.50 for each Terra share, with an exchange ratio of not less than 0.4129 of a CF common share and not more than 0.4539 of a CF common share, the same collar as CF’s proposal of March 9, 2009. On March 24, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF, and would deliver less value to Terra’s stockholders than it would owing Terra on a stand-alone basis.

On August 5, 2009, CF sent a letter to Terra’s Board of Directors reaffirming CF’s intent to pursue a business combination with Terra and stating that CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of a fixed exchange ratio of 0.465 of a CF common share for each Terra common share, and the return of at least $1 billion of cash to stockholders of the combined company and the distribution to only CF’s stockholders prior to the merger of certain contingent future shares. On August 25, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.

On August 31, 2009, CF announced that its unsolicited exchange offer to acquire all of the outstanding common shares of Terra had expired and would not be extended. No Terra common shares were purchased by CF pursuant to the exchange offer.

On September 9, 2009, CF delivered a notice to Terra resubmitting CF’s slate of three nominees for election to Terra’s Board at Terra’s 2009 annual meeting of stockholders.

On September 28, 2009, CF announced that it had acquired 6,985,048 common shares, or approximately 7%, of Terra in the open market at a cost of approximately $247 million. CF also announced that it had sent a merger agreement to Terra, which included a fixed exchange ratio of 0.465 of a CF common share for each Terra common share (such exchange ratio to be adjusted upon the declaration by Terra of its proposed $7.50 per common share special cash dividend) and the distribution to only CF’s stockholders prior to the merger of certain contingent future shares. On September 30, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.

On November 1, 2009, CF sent a letter to Terra’s Board of Directors reaffirming CF’s intent to pursue a business combination with Terra and stating that CF would be prepared to enter into a negotiated merger agreement with Terra to acquire Terra for $32.00 in cash (reduced by the $7.50 per share special dividend declared by Terra) and 0.1034 of a CF common share for each Terra common share. On November 3, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal is inadequate, opportunistic and not in the best interests of Terra and its stockholders.

11.	Subsequent Events

We are dependent on Terra in a number of respects. Terra provides all of our management, natural gas purchasing and hedging, selling and administrative services and operates our facilities through its wholly-owned subsidiary Terra Nitrogen GP Inc., the Partnership’s General Partner. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than us. Although Terra is affected by most of the factors that affect us, its higher level of debt could put a greater risk on Terra in the event of adverse business conditions. Our results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, refer to Terra’s filings with the SEC on Form 10-K and Form 10-K/A, Forms 10-Q and current reports on Forms 8-K.

On October 19, 2009, Terra announced that it had entered into an agreement to purchase a 50% interest in Agrium Inc.’s (Agrium) Carseland, Alberta, Canada nitrogen production assets and certain U.S assets for a purchase price of approximately $250 million. The closing of the acquisition is subject to certain closing conditions and contingencies, including the completion by Agrium of its acquisition of CF.

On October 26, 2009, Terra Capital, Inc. (TCAPI), a wholly-owned subsidiary of Terra, announced the closing of its private offering of $600 million aggregate principal amount of senior notes due 2019 (2019 Notes). The 2019 Notes have an interest rate of 7.75% per annum and were issued at a price equal to 98.298% of their face value. The 2019 Notes were sold in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The 2019 Notes are guaranteed on a senior unsecured basis by Terra and certain of its subsidiaries.

On October 27, 2009, TCAPI announced that it had completed its previously announced cash tender offer and consent solicitation for its outstanding 2017 Notes. At the close of the tender offer, TCAPI received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2% of the then outstanding 2017 Notes. TCAPI funded the purchase of the 2017 Notes tendered with the proceeds of the 2019 Notes offering.

On October 28, 2009, Terra declared the previously announced special cash dividend of $7.50 per common share, payable December 11, 2009 to Terra stockholders of record as of November 23, 2009.

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
Dependence on Terra Industries
We are dependent on Terra Industries Inc. (Terra) in a number of respects. Terra provides all of our management, natural gas purchasing and hedging, selling and administrative services and operates our facilities through its wholly-owned subsidiary Terra Nitrogen GP Inc., the Partnership’s General Partner. Terra and its wholly-owned subsidiaries have more debt and debt service requirements than us. Although Terra is affected by most of the factors that affect us, its higher level of debt could put a greater risk on Terra in the event of adverse business conditions. Our results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning Terra, refer to Terra’s filings with the Securities and Exchange Commission on Form 10-K and Form 10-K/A, Form 10-Q and current reports on Form 8-K.
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
Demand
Short term demand for nitrogen products indicates a delay in restocking of inventories in preparation of the 2010 spring planting season. Due to a late spring 2009 planting, coupled with unfavorable harvest conditions, harvesting is behind schedule leading to a delay in fall ammonia applications.
U.S. planted winter wheat acres are expected to decrease an estimated 2.5 to 3.0 million acres as a result of increased foreign production which increased the global wheat supply estimate for 2009/2010. Consequently, fewer acres will be double cropped much like the 2008/2009 season, where there was a switch from double cropping to full season single crops. However, overall crop acres available are expected to increase in the 2010 season, pending the release of the 3 million acres of land that are set to expire in the Conservation Reserve Program (CRP) and the return of 2 million acres in North Dakota that were not utilized in the 2009 season due to wet conditions. Depending on the economics present in the spring more acres could be allocated to corn in the 2010 planting season.

An expected increase in long term demand for nitrogen products is supported by the global grain supply. The ending corn stocks to use ratio for the 2008/2009 planting season was estimated to be 14% by the USDA World Agriculture Supply and Demand Estimates (WASDE) September 2009 report, which is a historically low level. Historically, the corn ending stock ratio is approximately 22%. Expected bumper yields in 2009 did not refute this estimate as the US corn use also is projected higher, on a higher expected use for sweeteners resulting from tight sugar supplies. Furthermore, the expected increased demand for corn is supported by the long term outlook for an increased demand for food, seed, industrial markets, increased ethanol demand and higher expected exports. The United Nations Food and Agriculture Organization estimates a 70% increase of food production is needed to meet the populations growing needs by 2050. Pursuant to its September 2009 report, WASDE expects corn prices for 2009 to 2010 to be between $3.05 and $3.65 per bushel, with 2010 corn futures increasing from $3.80 to $3.90 in recent weeks.
Supply
Imports are a major factor in the nitrogen products supply picture, as they account for over half of the total North American nitrogen supply, with the levels varying among the various products. Products containing the highest percentage of nitrogen by weight are the most economical to ship, thus make up the greatest share of those imports. Most producers exporting nitrogen products into North America can afford to do so because they are manufacturing product with cheaper gas than that which is available to North American producers. European and Commonwealth of Independent States (CIS) producers have their own variable gas cost dynamics and we do not expect these producers will be able to consistently export nitrogen products at lower costs than North American producers.
In an effort to maintain inventory at acceptable levels, certain North American production has been curtailed during 2009. Imports have declined as a result of the sluggish demand due to poor import economics during 2009. Currently, the inventory channels are returning to balanced market conditions as a result of the corrective actions in demand and production experienced in the first nine months of 2009. Global ammonia prices and domestic natural gas prices are approaching levels that will encourage Ukrainian and other non advantaged gas producers to restart production.
Natural Gas Costs
As a result of the economic slowdown, natural gas consumption has declined in the industrial sectors, driving near term prices below $4 per MMBtu as of September 30, 2009. The October NYMEX contract closed at $3.73 per MMBtu compared to $2.84 and $3.38, respectively, for September and August contracts. Natural gas prices have recently begun to reflect seasonal adjustments, though U.S. natural gas inventories are at record high levels.

The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	September 30,	December 31,	March 31,	June 30,	September 30,
(in $ per MMBtu)	2008	2008	2009	2009	2009
	$7.90	$6.09	$4.69	$5.09	$5.72
During the first nine months of 2009, natural gas prices decreased 28% from September 30, 2008. Generally, as customers place advance orders we secure the prices for the natural gas required to produce the inventory to satisfy these orders.
RESULTS OF OPERATIONS
Consolidated Results
We reported for the first nine months of 2009 net income of $121.4 million on revenues of $409.6 million, compared with the first nine months of 2008 net income of $318.0 million on revenues of $677.8 million. The decrease in net income and revenue for the first nine months of 2009 is due to lower ammonia and UAN sales prices and lower UAN sales volumes. Net income per Common Unit for the nine months ended September 30, 2009 was $4.18 compared with $11.35 for the nine months ended September 30, 2008.
The following table shows the results of operations for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Quarter to Date		Nine Months Ended		Year to Date
	September 30,		2009-2008		September 30,		2009-2008
(in millions except per unit data)	2009	2008	Change	Percent	2009	2008	Change	Percent
Net sales	$101.5	$246.6	$(145.1)	-59%	$409.6	$677.8	$(268.2)	-40%
Cost of goods sold	79.7	138.3	(58.6)	-42%	274.7	352.1	(77.4)	-22%

Gross margin	21.8	108.3	(86.5)	-80%	134.9	325.7	(190.8)	-59%
Gross margin percentage	21.5%	43.9%	-22.4%	-51%	32.9%	48.1%	-15.1%	-31%
Selling, general and administrative expenses	4.5	3.2	1.3	-41%	13.9	12.8	1.1	9%

Operating earnings	17.3	105.1	(87.8)	-84%	121.0	312.9	(191.9)	-61%
Interest income, net	—	1.1	(1.1)	-100%	0.4	5.1	(4.7)	-92%

Net income	$17.3	$106.2	$(88.9)	-84%	$121.4	$318.0	$(196.6)	-62%

Net income allocable to Common Units	$11.9	$63.2	$(51.3)	-81%	$77.4	$210.1	$(132.7)	-63%
Net income per Common Unit	$0.64	$3.41	2.8	-81%	$4.18	$11.35	$(7.2)	-63%

Sales Volumes and Prices
The following table shows North American ammonia and UAN volumes and prices for the three month periods ended September 30, 2009 and 2008:

	2009		2008
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]
Ammonia	58	$249	68	$664
UAN [1]	517	$136	536	$342
Natural gas cost [3]	—	$3.53	—	$9.28

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting $16.5 million and $17.2 million outbound freight costs for the third quarter of 2009 and 2008, respectively.

3.	Excluding the impact of hedge costs, natural gas cost was $3.22 per MMBtu for the 2009 third quarter.
The following table shows North American ammonia and UAN volumes and prices for the nine month periods ended September 30, 2009 and 2008:

	2009		2008
	Volumes	Unit Price	Volumes	Unit Price
	(000 tons)	($/ton)[2]	(000 tons)	($/ton)[2]
Ammonia	246	$394	222	$582
UAN [1]	1,295	$208	1,560	$321
Natural gas cost [3]	—	$4.97	—	$8.00

1.	The nitrogen content of UAN is 32% by weight.

2.	After deducting $41.9 million and $47.0 million outbound freight costs for the first nine months of 2009 and 2008, respectively.

3.	Excluding the impact of hedge costs, natural gas cost was $3.28 per MMBtu for the first nine months of 2009.
RESULTS OF OPERATIONS — QUARTER ENDED SEPTEMBER 30, 2009 COMPARED
WITH QUARTER ENDED SEPTEMBER 30, 2008
Our net sales for the third quarter of 2009 were $101.5 million, a decline of $145.1 million or 59% from the third quarter of 2008 net sales of $246.6 million. The decline was primarily due to a decline in UAN and ammonia sales prices of 60% and 63%, respectively, and a decline in UAN and ammonia sales volumes of 4% and 15%, respectively.
Several factors contributed to the decrease in product price and volume. During the third quarter of 2009, dealers utilized existing inventory and maintained lower inventory levels pending the finalization of their spring 2010 order book, unlike the third quarter of 2008 where product was committed to and purchased in advance of firm orders. Unfavorable harvest conditions across the corn belt have delayed farmers which in turn have delayed the normal fall ammonia application. Other uncertainties including crop and nutrient price have added to the cautious buying behavior of growers.

During the third quarter of 2009 we performed a turnaround at one of our ammonia, UAN, and nitric acid plants at the Verdigris, Oklahoma facility. The fixed costs associated with these parts of the facility being offline were $4.0 million during the third quarter of 2009.
Our gross margin was $21.8 million in the third quarter of 2009 compared to $108.3 million in the third quarter of 2008. The gross margin decreased as a percentage of sales to 21.5% from 43.9%. The gross margin percentage includes a 62% decrease in natural gas costs for the third quarter of 2009. The third quarter natural gas unit costs, net of forward pricing gains and losses, declined from $9.28 per MMBtu in 2008 to $3.53 per MMBtu in 2009. The decrease in natural gas cost was offset by aggregate reductions in product pricing of $130.8 million and a margin impact of $6.1 million due to a decrease in sales volumes.
We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the third quarter of 2009 and 2008 was $2.7 million and $7.1 million, respectively. Excluding the impact of the hedge cost, natural gas cost was $3.22 per MMBtu in the third quarter of 2009.
Selling, General and Administrative Costs
Selling, general and administrative costs were $4.5 million in the third quarter of 2009, an increase of $1.3 million from the third quarter of 2008. The increase is primarily due to an increase in phantom stock compensation expense, offset by a reduction in bonus and contracted and professional services.
Interest Income
Interest income has decreased in the third quarter of 2009 due to declining interest rates and a reduction of the average investment balance as compared to the third quarter of 2008.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008
Our net sales for the first nine months of 2009 were $409.6 million, a decline of $268.2 million or 40% from the first nine months of 2008 net sales of $677.8 million. The decline was primarily due to a 32% and 35% decline in ammonia and UAN sales prices, respectively, and a 17% decline in UAN sales volumes, offset by a 11% increase in ammonia sales volumes as compared to the first nine months of 2008.
The year over year decline in ammonia and UAN reflects the continuing trend of delayed purchasing to replenish inventories and reduction in planted corn acreage for the 2008/2009 season. This cautionary behavior is a result of inventory channel corrections residual of the 2007/2008 fertilizer season in addition to current economic conditions which have driven a conservative approach to capital management.
In response to reduced product movement, we continue to match our production to market demand by reducing our production rates to 89% in 2009. We performed a turnaround at one of our ammonia, UAN, and nitric acid plants at the Verdigris, Oklahoma facility. The fixed costs associated with these parts of the facility being offline were $4.0 million during the first nine months of 2009.
Our gross margin was $134.9 million in the first nine months of 2009 compared to $325.7 million in the first nine months of 2008, and decreased as a percentage of sales to 32.9% from 48.1%. The gross margin percentage movement reflects a 38% decrease in natural gas costs. The first nine months of 2009 natural gas unit costs, net of forward pricing gains and losses, decreased from $8.00 per MMBtu in 2008 to $4.97 per MMBtu in 2009. The decrease in natural gas cost was offset by aggregate reductions in product pricing and a decrease in sales volumes of $188.1 million and $43.8 million, respectively.

We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the first nine months of 2009 was $47.0 million as compared to the net benefit of derivatives for the first nine months of 2008 of $15.2 million. Excluding the impact of the hedge cost, natural gas cost was $3.28 per MMBtu in the first nine months of 2009.
Selling, General and Administrative Costs
Selling, general and administrative costs were $13.9 million in the first nine months of 2009, an increase of $1.1 million as compared to the first nine months of 2008. This is primarily due to an increase in K-1 reporting and tax compliance costs, phantom stock compensation expenses, offset by a decrease in bonus and contracted services.
Interest Income
Interest income has decreased in the first nine months of 2009 due to declining interest rates and a reduction of the average investment balance as compared to the first nine months of 2008.
CAPITAL RESOURCES AND LIQUIDITY
Our principal funding needs are to support working capital requirements, make payments for plant turnaround and capital expenditures, and quarterly distributions. Cash and cash equivalents were $70.7 million at September 30, 2009. During the first nine months of 2009, cash and cash equivalents decreased by $84.0 million from December 31, 2008.
Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra weekly. Because of this cash collection and distribution arrangement, Terra is a creditor to us.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 ($ in thousands):

Total cash provided by (used in)	2009	2008
Operating activities	$160.2	$239.3
Investing activities	(23.7)	(10.6)
Financing activities	(220.5)	(289.1)

Increase (decrease) in cash and cash equivalents	$(84.0)	$(60.4)

Operating Activities
Net cash provided by operating activities for the first nine months of 2009 represented $133.6 million from operations and $26.6 million from working capital changes. The $133.6 million includes $121.4 million of net income, adjusted for non-cash expenses of $12.2 million of depreciation of plant, property and equipment and amortization of deferred plant turnaround costs.
Investing Activities
Our investing activities used cash of $23.7 million for the first nine months of 2009. This includes $16.3 million of capital expenditures and $7.4 million of plant turnaround expenditures.
Financing Activities
Our financing activities used cash of $220.5 million related to the distributions paid to our unitholders. The distributions paid are based on the “Available Cash”, as defined in our Agreement of Limited Partnership. See Note 3, included herein.
Revolving Credit Facility
We have a $50 million revolving credit facility through January 31, 2012. A portion of this facility is available for swing loans and for the issuance of letters of credit. At September 30, 2009, there were no revolving credit borrowings and there were no outstanding letters of credit. The facility requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. Terra and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. In connection with a recent notes offering of Terra Capital, Inc., we entered into amendments to the facility. For additional information regarding our facility, see Note 9 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K and also Note 11 included herein.
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
On October 9, 2009, we amended the facility so that, subject to certain conditions, the borrowing base applicable to the existing credit agreement would be measured monthly (instead of weekly as previously provided).

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
The facility also requires that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended (Exchange Act)) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facility. During 2009, CF has made a number of proposals for a business combination with Terra. Such a business combination, if consummated, could potentially constitute a change of control under the facility. See Note 10 included herein for additional information with respect to CF’s unsolicited proposals.
We expect the facility to be adequate to meet our operating needs.
Debt
The General Partner is an indirect, wholly-owned subsidiary of Terra. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners’ independent directors.
Partnership Distributions
We make quarterly distributions to our partners based on “Available Cash” for the quarter, as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $220.5 million and $289.1 million for the nine months ended September 30, 2009 and 2008, respectively.
We receive 99% of the Available Cash from Terra Nitrogen, Limited Partnership (Operating Partnership) and 1% is distributed to its general partner (who is also our General Partner). Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests. Pursuant to our Agreement of Limited Partnership, income allocable to the Limited Partner and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.

On October 22, 2009, we announced a $1.63 cash distribution per common limited partnership unit, payable on November 24, 2009 to holders of record as of November 6, 2009. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At September 30, 2009, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2009, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days’ notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement.
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
Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the SEC), Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 included herein. There were no material changes in our use of financial instruments during the quarter ended September 30, 2009.
Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2009 are approximately 38 billion cubic feet (BCF). We have hedged 15% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and or computations. These instruments and other natural gas positions fixed natural gas prices at $1.3 million (includes $1.1 million related to accumulated other comprehensive gain) more than published prices for September 30, 2009 forward markets.
The General Partner’s ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

ITEM 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others, statements relating to:
•	changes in financial and capital markets,

•	general economic conditions within the agricultural industry,

•	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),

•	changes in product mix,

•	changes in the seasonality of demand patterns,

•	changes in weather conditions,

•	changes in environmental and other government regulations,

•	changes in agricultural regulations,

•	changes in the securities trading markets, and

•	other risks detailed in the section entitled “Risk Factors” in our 2008 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.
Additional information as to these factors can be found in our 2008 Annual Report on Form 10-K and in our subsequent Quarterly Reports on Form 10-Q, in each case in the sections entitled Business, Legal Proceedings, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements included as part of this report.

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
Except for the addition of the risk factors listed below, there were no significant changes in our risk factors during the first nine months of 2009 as compared to the risk factors identified in our 2008 Form 10-K.
If the global economic downturn continues or worsens, our business could be adversely impacted.
In the latter part of 2008 and into 2009, the global economic downturn worsened and the nitrogen markets continued to weaken. We have experienced declining demand and falling prices for some of our products due to the general economic slowdown and our customers’ reluctance to replenish inventories. In particular, industrial demand for ammonia has remained relatively weak as the economy has struggled to recover. At the same time, the economic downturn has also reduced demand and pricing for natural gas, the primary raw material used in the production of nitrogen products, which has helped to reduce our production costs. In light of these varied and sometimes offsetting effects, the overall impact of the global economic downturn is difficult to predict and our business could be adversely impacted.
Disruption in or increased costs of transportation services could have an adverse effect on our profitability.
We depend on rail, barge, truck and pipeline transportation services to deliver nitrogen products to our customers, and transportation costs are a significant component of the total cost of supplying nitrogen products. Disruptions of these transportation services could temporarily impair our ability to supply nitrogen products to our customers. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our revenues and costs of operations.
CF’s continued proposals for a business combination with Terra may be disruptive to the Partnership’s business and adversely affect our operations and results.
Since the beginning of 2009, CF has made five separate proposals for a business combination with Terra. Each proposal has been carefully considered by Terra’s board of directors and thoroughly reviewed by its financial and legal advisors. Terra’s board of directors has unanimously determined that each of CF’s proposals runs counter to its strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to Terra’s shareholders than would owning Terra on a stand-alone basis. In an attempt to advance CF’s proposals for a business combination with Terra, CF has nominated and is soliciting proxies for an opposition slate of three nominees for election as directors at Terra’s 2009 annual meeting, scheduled for November 20, 2009, and has filed a definitive proxy statement with the SEC with respect to such solicitation. The uncertainty regarding the outcome of CF’s continued proposals may disrupt the Partnership’s business which could result in an adverse effect on our operating results.

We are dependent on Terra and its employees in a number of respects. Responding to the CF proposals has been, and may continue to be, a distraction for Terra’s management and employees and has required and may continue to require Terra to incur significant costs. Management and employee distraction related to the CF proposals also may adversely impact our ability to optimally conduct the Partnership’s business and pursue our strategic objectives.

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
Date: November 6, 2009

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