Form 10-K
period 2009-12-31
TERRA NITROGEN CO L P /DE
filed 2010-03-03
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant’s most recently completed second fiscal quarter was $464,853,998.36.

The number of Common Units, without par value, outstanding as of March 3, 2010 was 18,501,576.

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained herein include statements about the proposed business combination between Yara International ASA (Yara) and Terra Industries Inc. (Terra). Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others:

▪	risks related to Yara’s proposed business combination with Terra and, as a result of such acquisition, the control of our General Partner, Terra Nitrogen GP, Inc. by Yara,
▪	future actions by Yara or CF Industries Holdings, Inc. or any other bidder that makes a proposal to acquire Terra,
▪	risks related to potential acquisition transactions,
▪	changes in financial and capital markets,
▪	general economic conditions within the agricultural industry,
▪	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),
▪	changes in product mix,
▪	changes in the seasonality of demand patterns,
▪	changes in weather conditions,
▪	changes in environmental and other government regulations,
▪	changes in agricultural regulations, and
▪	changes in the securities trading markets.

Additional information as to these factors can be found in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in the Notes to our Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

Terra Nitrogen Company, L.P.
Form 10-K
Part I

Item 1.   Business

General

Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware Limited Partnership that produces and distributes nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma (“Verdigris”).

Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interest consists of 18,501,576 Common Units and 184,072 Class B Common Units. Terra Industries Inc. (Terra), a Maryland corporation, and its subsidiaries owned 13,889,014 Common Units and all of the Class B Common Units as of December 31, 2009. The balance of Common Units is traded on the New York Stock Exchange under the symbol “TNH”.

We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra, a leading North American producer and marketer of nitrogen products, serving agricultural, industrial and environmental customers. In the event of a change in control of Terra, the acquiring company would assume Terra’s role relative to our ownership and operation.

On February 12, 2010, Terra entered into an Agreement and Plan of Merger (the Yara Merger Agreement) with Yara International ASA (Yara) and Yukon Merger Sub, Inc. (Merger Sub), an indirect, wholly owned subsidiary of Yara. If the transactions contemplated by the Yara Merger Agreement are consummated, Merger Sub will merge with and into Terra (the Yara Merger), with the result that Terra and our General Partner will become indirect, wholly owned subsidiaries of Yara and Yara would assume Terra’s role relative to our ownership and operation.

On March 2, 2010, Terra received a proposal from CF Industries Holdings, Inc. (CF Industries) to acquire all of the outstanding common stock of Terra for $37.15 in cash and 0.0953 of a share of CF Industries common stock for each Terra share. The proposal from CF Industries is subject to the termination of the Yara Merger Agreement, the execution of a definitive agreement with CF Industries and other customary conditions.

2009 Overview

For the year 2009, we reported net income of $144.3 million on revenues of $507.7 million, compared to net income of $422.4 million on revenues of $903.0 million for the year 2008. Net income allocable to Common Units was $100.0 million ($5.40 per Common Unit) and $275.7 million ($14.90 per Common Unit) for the 2009 and 2008 full years, respectively.

We delivered this strong performance against a backdrop of lackluster nitrogen demand resulting from the global economic crisis and the psychological effect on buyers of having managed through high-priced inventory from the previous year. The sluggish nitrogen demand resulted in depressed selling prices and weaker sales volumes, which were partially offset by natural gas price reductions.

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

Our Products

Overview

One of the principal forms of globally traded nitrogen fertilizer is ammonia. UAN is used principally in North America and has only recently been traded in other countries. UAN’s high water content and need for transportation in tankers can cause transportation costs per unit of nitrogen to be higher than for other forms of internationally traded nitrogen products. The location of our sole production facility in Verdigris provides us an advantage in serving agricultural customers in the Central and Southern Plains and the Corn Belt regions of the U.S. We do not sell our products internationally. Our nitrogen products and 2009 product production are described in greater detail below.

Urea Ammonium Nitrate Solutions (UAN)

UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate (AN) and water. The nitrogen content of UAN ranges from 28 percent to 32 percent by weight (unless we state otherwise, all references to UAN assume a 32 percent nitrogen content). Because of its high water content, UAN is relatively expensive to transport, making it largely a regionally distributed product.

UAN can be applied to crops directly or mixed with crop protection products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. UAN may be applied from ordinary tanks and trucks and sprayed or injected into the soil, or applied through irrigation systems. In addition, UAN may be applied throughout the growing season providing significant application flexibility. Due to its stability, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil.

In 2009 we produced and sold approximately 1.8 million tons of UAN, which was sold primarily to U.S. fertilizer dealers and distributors.

Anhydrous Ammonia

Ammonia is the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82 percent by weight and is generally the least expensive form of fertilizer on a per-pound-of-contained-nitrogen basis. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than urea, AN and UAN because of its need for specialized application equipment and its limited application flexibility.

In 2009, we produced approximately 1.0 million tons of ammonia. We sold a total of 0.3 million tons of ammonia and consumed approximately 0.7 million tons of ammonia as a raw material to manufacture our other nitrogen products.

Marketing and Distribution

We sell our products primarily in the Central and Southern Plains and Corn Belt regions of the U.S. Our sole production facility in Verdigris is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has an ammonia pipeline to transport product to high demand regions. Our products are marketed and distributed by Terra based in Sioux City, Iowa, which provides services to the Partnership. For further information on the combined organizations of the General Partner and our affiliates, see Note 11, Transactions with Affiliates, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

All of our sales are at the wholesale level. Our customers for fertilizer products are dealers, national farm retail chains, distributors and other fertilizer producers and traders. National farm retail chains have both distribution and application capabilities. Distributors operate as wholesalers and sell directly to dealers and national farm retail chains, which, in turn, sell directly to farmers. Many dealers maintain year-round storage capacity for inventory as well as application equipment. We sell a majority of our nitrogen fertilizer products to dealers. Our top five customers make up approximately 27 percent of our nitrogen sales, with Crop Production Services, Inc. being our largest customer with approximately 12 percent of our nitrogen sales.

Transportation

We use several modes of transportation to ship product to customers, including railcars, common carrier trucks, barges and common carrier pipelines. Railcars are the primary mode of transportation for shipments from our Verdigris facilities. We utilize railcars that are currently leased by Terra for all of its businesses. Terra currently leases approximately 3,000 railcars. We also use approximately 40 liquid and ammonia fertilizer terminal storage facilities in numerous states.

Nitrogen Industry Overview

Building Blocks for Growth

The three major nutrients required for plant growth are nitrogen, produced from natural gas; phosphorous, mined as phosphate rock; and potassium, mined as potash.

These three nutrients occur naturally in the soil, but must be replaced because as crops grow, they remove nutrients from the ground. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of nitrogen absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-to-year, per-acre-planted basis than is demand for phosphate or potash fertilizer.

The major nitrogen consuming crops in North America are corn and wheat, although cotton, rice and sugar cane all require significant application rates of nitrogen per acre. Certain crops, such as soybeans and other legumes, can better absorb atmospheric nitrogen and do not require nitrogen fertilizers.

Demand: Stable Growth

Global demand for fertilizers generally—and nitrogen in particular—grows at predictable rates that tend to correspond to growth in grain production and expansion of industrial demand. Global fertilizer demand is driven in the long-term by population growth, rising use of biofuels, increases in disposable income and associated improvements in diet. Short-term fertilizer demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention such as changes in the buying patterns of China and India.

Long-term global demand growth for nitrogen is a result of the industrial and environmental businesses. Industrial growth is tied to increasing demand for coal and the expansion of industries that use nitrogen as a raw material. Growth in the environmental business is tied to increased use of nitrogen products that reduce nitrogen oxide (NOx) emissions. In the short-term environmental growth is spurred by changes in legislation and regulations. When these changes become institutionalized, they form the foundation for organic long-term growth as the environmental business increases in size over time.

Supply: Influenced by Gas Costs and Capital/Construction Costs

Over the past seven years, global ammonia capacity has increased incrementally, growing at an average of approximately 2.5 percent per year. This result was attributable principally to the combination of new project capacity being offset by permanent plant closings in the U.S. and in Europe. As global operating rates and prices have risen, so have plans for new capacity.

This anticipated new global capacity will come primarily from advantaged natural gas regions of the world, such as the Middle East and Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased production costs for new and existing plants in Russia and Europe.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from Russia, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often most competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these points of entry. According to Fertecon, a leading fertilizer industry publication, world ammonia imports grew from 17.0 million tons in 2000 to 20.3 million tons by 2008 due to the exceptional increase in gas prices in the U.S. and Europe during this period and the resulting reduction in U.S. capacity.

Outlook: Broadly Positive

As of October 2009, Fertecon forecasted global nitrogen fertilizer demand to rise by around 2 percent per year from 2008 to 2020, increasing by 23.9 million tons or close to 23 percent over the period. In North America, nitrogen fertilizer consumption is expected to increase in the same period from 14.1 million tons to 16.0 million tons, a 14 percent increase.

The continued growth in nitrogen demand has helped stabilize global ammonia capacity utilization rates, which averaged 82 percent between 2007 and 2008. Fertecon forecasts global ammonia utilization rates to remain stable at approximately 80 percent, and North American ammonia utilization rates to remain stable at approximately 85 percent, through 2015.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next decade. According to Fertecon, global ammonia capacity is forecasted to increase by 17.5 million tons by 2015, a total increase of 12 percent. This projected capacity increase excludes Chinese plants, as any new volumes in China are not expected to reach global markets. There are a number of new capacity projects expected or underway in gas advantaged regions, however, increased construction costs and changes in market dynamics have delayed a number of such projects.

World trade in ammonia is expected to increase by 4.1 million tons or 22 percent from 2009 to 2015, according to Fertecon, representing more modest growth than 2000 to 2005. Fertecon projects that higher gas costs for Russian and Ukrainian exporters and the lower relative gas price outlook for the U.S. would appear to support continued operating rates at the remaining U.S. ammonia capacity, limiting the near-term growth in ammonia imports.

Global grain inventories are currently at levels significantly below the ten-year average, and corn prices, which have been volatile over the past several years, stand at $3.34 per bushel as of February 19, 2010 versus $3.40 per bushel one year prior and $4.98 per bushel two years prior. Both of these factors influence the outlook for demand for our products.

The emergence of ethanol as an alternative energy source has the potential to drive incremental fertilizer demand. Corn, the primary feedstock for U.S. ethanol production, represents approximately 46 percent of fertilizer demand in North America. New ethanol capacity is increasing the demand for corn and is expected to increase U.S. corn acreage for ethanol production from 20 million acres in 2008 to 29 million acres in 2012. The amount of corn used in the U.S. for ethanol production has more than doubled in the last five years. In 2007-2008, approximately 3.0 billion bushels of corn were used for ethanol production. This number is projected to rise to over 4.0 billion bushels by 2009-2010, equivalent to approximately 32 percent of the U.S. corn crop.

Seasonality and Volatility

The fertilizer business is highly seasonal based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak consumption periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the late fall and early winter period as depleted inventories are restored.

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

▪	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

▪	Quantities of fertilizers imported to high demand regions;

▪	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markets and domestic demand (food, feed and biofuel); and

▪	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted, crop prices and environmental demand.

Raw Materials

The sole purchased feedstock used to produce manufactured nitrogen products is natural gas. Natural gas costs in 2009 accounted for approximately 49 percent of our total costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on our business, financial condition and results of operations. We believe there will be a sufficient supply of natural gas for the foreseeable future and we will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand. We use a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas supply.

Natural gas is delivered to our Verdigris facility via an intrastate pipeline. This pipeline is not an open-access carrier, but is nonetheless part of a widespread regional system through which our Verdigris facility can receive natural gas from any major Oklahoma source. We also have limited access to out-of-state natural gas supplies for this facility.

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

Competition

The categories in which we operate are highly competitive. Competition for agricultural product sales takes place largely on the basis of price, supply reliability, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors.

Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of the competitive position of our plants are the natural gas acquisition and transportation contracts we negotiate with our major suppliers, as well as proximity to natural gas sources and the end-users.

Our domestic competitors in nitrogen fertilizers are primarily other independent fertilizer companies. Nitrogen fertilizers imported into the U.S. compete with domestically produced nitrogen fertilizers, including those we produce. Imports of nitrogen products represent approximately 46 percent of nitrogen used in North America. Some foreign competitors in countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future in countries with favored natural gas costs.

Credit

Our credit terms are generally 15-30 days, but may be extended for longer periods during certain sales seasons, consistent with industry practices.

Environmental and Other Regulatory Matters

Our operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air emissions, hazardous or solid wastes and water discharges. Our facilities require operating permits that are subject to review by governmental agencies. We are also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state or other regulatory agencies. We take precautions to reduce the likelihood of accidents (including human exposure) involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or analogous state laws for all or part of the costs of such investigation and remediation, and damages to natural resources. Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership’s production facilities) has retained liability for certain environmental matters originating prior to the Partnership’s acquisition of these facilities.

We endeavor to comply in all material respects with applicable environmental, health and safety regulations and we have incurred substantial costs in connection with this compliance. Because these laws and regulations are expected to continue to change and generally become more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with these laws and regulations to have a material adverse effect on our results of operations, financial position or net cash flows, however, there can be no guarantee that new regulations will not result in material costs. We may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at our facility to comply with applicable environmental requirements. Our capital expenditures related to environmental control in 2009 were approximately $5.6 million. Environmental capital expenditures are projected to be approximately $11.3 million in the aggregate for the three years 2010, 2011 and 2012. The majority of these expenditures are for voluntary pollution prevention projects.

We believe that our policies and procedures now in effect comply with applicable environmental laws and with the permits relating to our facility in all material respects. However, in the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances, including anhydrous ammonia, into the environment. Such releases could cause substantial damage or injuries. Although environmental expenditures have not been material during the past year, it is impossible to predict or quantify the impact of future environmental liabilities associated with accidental releases of hazardous substances from our facility. Such liabilities could have a material adverse impact on our results of operations, financial position and/or net cash flows.

Employees

TNGP, the General Partner, is responsible for managing our business. As of December 31, 2009, the General Partner had no employees. Terra Nitrogen Corporation (TNC), a Terra subsidiary and the prior general partner had 164 employees, who, along with Terra, provide services to us under the October 2007 Amended and Restated General and Administrative Services Agreement. TNCLP had no employees as of December 31, 2009.

Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation.

Available Information

TNCLP was formed as a limited partnership in Delaware in 1990 and is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be obtained through the SEC’s Web site at http://www.sec.gov, at the SEC’s Office of Public Reference, 100 F Street, NE Room 1580, Washington, D.C. 20549, or by calling (800) SEC-0330.

We make available, free of charge on our Web site at www.terraindustries.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC.

We also make available, free of charge on our Web site, the charters of the Audit Committee and the Nominating and Corporate Governance Committee, as well as the Corporate Governance Guidelines of our Board of Directors (the Board) and our Code of Ethics and Standards of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Ethics and Standards of Business Conduct) adopted by our Board.

Copies of any of these documents are also made available, free of charge, upon written request to:

Terra Industries Inc.
Attention: Investor Relations
600 Fourth Street
P.O. Box 6000
Sioux City, Iowa 51102-6000

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Partnership’s business. The business, financial condition, and results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Partnership or that management currently deems immaterial may also impair our business, financial condition and results of operations.

A substantial portion of our operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower product production.

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2009 comprised approximately 49 percent of our total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of the related nitrogen products could result in reduced profit margins and lower production. We have reduced production rates for periods of time in response to high natural gas prices and may do so again in the future. Globally, a significant number of competitors’ nitrogen production facilities have access to fixed-priced natural gas supplies. Our offshore competitors’ natural gas costs have been and likely will continue to be substantially lower than ours. Governmental or regulatory actions may also adversely affect both the supply availability and price of natural gas which could have a material adverse affect on the Partnership’s business, financial condition and results of operations.

Declines in the prices of our products may reduce profit margins.

Prices for nitrogen products are influenced by the global supply and demand for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as Russia, Canada, the Middle East, Trinidad and Venezuela. When the industry is oversupplied, as is common in commodity businesses, the price at which we sell our nitrogen products typically declines, which results in reduced profit margins, lower production rates and plant closures. U.S. supply is also affected by trade regulatory measures, which restrict imports into that geographic region. Changes in those measures would likely adversely impact available supply and pricing.

Our products are subject to price volatility resulting from periodic imbalances of supply and demand, which may cause our results of operations to fluctuate.

Historically, our product prices have reflected frequent changes in supply and demand conditions. Changes in supply result from capacity additions or reductions and from changes in inventory levels. Product demand depends on demand for crop nutrients by the global agricultural industry and on the level of industrial production. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, demand for our products are affected by general economic conditions. As a result of periodic imbalances of supply and demand, product prices have been volatile, with frequent and significant price changes. During periods of oversupply, the price at which we sell our products may be depressed and this could have a material adverse effect on our business, financial condition and results of operations.

Our products are global commodities and we face intense competition from other producers.

Our products are global commodities and can be subject to intense price competition from both domestic and foreign sources. Fertilizers are global commodities, and customers, including end-users, dealers, other crop-nutrients producers and distributors, base their purchasing decisions principally on the delivered price and availability of the product. We compete with a number of U.S. and offshore producers, including state-owned and government-subsidized entities. The U.S. has trade regulatory measures in effect which are designed to address this type of unfair trade. Changes in these measures could have an adverse impact on our sales and profitability of the particular products involved. Some of our principal competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales. In addition, a portion of global production benefits from fixed-price natural gas contracts that have been, and could continue to be, substantially lower priced than our natural gas. Our inability to compete successfully could result in the loss of customers, which could adversely affect sales and profitability.

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

Weather and weather forecasts can dramatically affect the price of natural gas, our main raw material. Colder than normal winters as well as warmer than normal summers increase the natural gas demand for residential use. Also, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

Our risk measurement and hedging activities might not prevent losses.

We manage commodity price risk for our businesses as a whole. Although we implemented risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk, and adverse changes involving volatility, adverse correlation of commodity prices and the liquidity of markets might still adversely affect earnings and cash flows, as well as the balance sheet under applicable accounting rules, even if risks have been identified. The ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by the covenants in the agreements governing our indebtedness.

In an effort to manage financial exposure related to commodity price and market fluctuations, we have entered into contracts to hedge certain risks associated with our business, its assets and operations. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist. We may not be able to successfully manage all credit risk and as such, future cash flows could be impacted by counterparty default. As part of its policies and procedures with respect to swap counterparties, the Partnership performs credit analysis and maintains an approved counterparty listing with established individual counterparty credit exposure limits. Counterparty credit exposure limits did not exceed $20 million for any individual counterparty during the fiscal year ended December 31, 2009.

We are wholly dependent on our Verdigris manufacturing facility, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

Our manufacturing operations may be subject to significant interruption if our Verdigris manufacturing facility were to experience a major accident or were damaged by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of those hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and could result in suspension of operations and the imposition of civil or criminal penalties. We currently maintain property insurance, including business interruption insurance although there can be no assurance that we have sufficient coverage, or can in the future obtain and maintain sufficient coverage at reasonable costs.

We may incur costs or liabilities under environmental laws or regulations to which we are subject.

Our operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air emissions, the use and disposal of hazardous and solid materials and wastes, water discharges, investigation and remediation of contamination, transportation and worker health and safety. We could incur substantial costs, including capital expenditures for equipment upgrades, civil and criminal fines and penalties and third-party claims for damages, as a result of violations of or liabilities under environmental laws and regulations. In connection with the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by foreign, federal, state, provincial or local agencies, we may be responsible under CERCLA or analogous state laws if such materials have been or are disposed of or released at sites that require investigation and/or remediation, including for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

From time to time, our production of anhydrous ammonia has resulted in accidental releases that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. Although, to date, our costs to resolve these liabilities have not been material, we could incur significant costs if our liability coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

We may be required to install additional pollution control equipment at certain facilities in order to maintain compliance with applicable environmental requirements.

Continued government and public emphasis on environmental issues, including proposals to reduce emissions of carbon dioxide and other greenhouse gases, can be expected to result in increased future investments for environmental controls at ongoing operations. We may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at our facilities in order to comply with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to operations, more vigorous enforcement policies and discovery of previously unknown conditions may require significant expenditures in excess of our estimates and may have a material adverse effect on our results of operations, financial position or net cash flows.

Government regulation and agricultural policy may reduce the demand for our products.

Existing and future government regulations and laws may reduce the demand for our products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Changes in U.S. energy policies may affect the demand for our nitrogen products. Any such decrease in the demand for fertilizer products could result in lower unit sales and lower selling prices for nitrogen fertilizer products. U.S. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand for and selling prices of our products. In addition, we manufacture and sell AN in the U.S. AN can be used as an explosive and was used in the Oklahoma City bombing in April 1995. It is possible the U.S. government could impose limitations on the use, sale or distribution of AN, thereby limiting our ability to manufacture or sell this product.

We are subject to risks associated with possible climate change legislation, regulation and international accords.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU. Similarly, numerous bills related to climate change have been introduced in the US Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gas could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.

While not all are likely to become law, this is a strong indication that additional climate change related mandates may be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices and establishing costly emissions trading schemes and requiring modification of equipment.

A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the EPA issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be air pollution subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation.

The US Congress is considering legislation that would create an economy-wide cap-and-trade system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or allowances. Under the leading cap-and-trade proposals before Congress, the fertilizer industry likely would be affected due to anticipated increases in the cost of natural gas fuel and feedstock, and the cost of emissions allowances, which the Company would be required to obtain. In addition, cap-and-trade proposals would likely increase the cost of electricity used by the Company. Other countries are also considering or have implemented cap-and-trade systems. Future environmental regulatory developments related to climate change are possible, which could materially increase operating costs in the fertilizer industry and thereby increase our manufacturing and delivery costs.

Terra and its affiliates may engage in competition with us.

The partnership agreement does not prohibit Terra and its affiliates, other than our General Partner TNGP, and, upon consummation of the Yara Merger, will not prohibit Yara and its affiliates, other than our General Partner TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in businesses that otherwise compete directly or indirectly with us, which could harm our business. In addition, Terra, and upon the consummation of the Yara Merger, Yara, may acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.

We are dependent on Terra and its employees for the success of our business.

We are dependent on Terra, and, upon consummation of the Yara Merger, will be dependent on Yara, for our success in a number of respects. Terra, through its wholly-owned subsidiary TNGP (our General Partner), manages our business operations and, together with its affiliates, provides certain other services to us, including production, manufacturing, sales, customer service, distribution, accounting, legal, risk management, investor relations and other general and administrative services. Upon consummation of the Yara Merger, Yara will assume Terra’s role relative to our ownership and operations. Terra and its wholly-owned subsidiaries have, and, upon consummation of the Yara Merger, Yara and its wholly-owned subsidiaries may have, more debt and debt service requirements than we do. Although Terra and Yara are affected by most of the factors that affect us, a higher level of debt could put a greater risk on Terra or Yara, as the case may be, in the event business conditions deteriorate materially. Our results of operations and financial condition might be adversely affected by financial difficulties at Terra, and, upon consummation of the Yara Merger, Yara, default by them or their subsidiaries on their debt or their bankruptcy. Information regarding Terra can be obtained in the various filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

We may be unable to refinance our indebtedness upon a change of control.

Under our revolving credit facility, a change of control will occur if, among other such things, an individual or group acquires more than 35 percent of the outstanding voting shares of Terra, such as is the case with the Yara Merger. Such a change of control would constitute an event of default under the credit facility. If such a change of control was to occur, the Partnership may not have the ability to replace its current revolving credit facility on terms equal to or more favorable than current terms.

If the global economic downturn continues or worsens, our business could be adversely impacted.

In the latter part of 2008 and through 2009, the global economic downturn worsened and nitrogen demand continued to weaken. We have experienced declining demand and falling prices for some of our products due to the general economic slowdown and our customers’ reluctance to replenish inventories. In particular, industrial demand for ammonia has remained relatively weak as the economy has struggled to recover. At the same time, the economic downturn has also reduced demand and pricing for natural gas, the primary raw material used in the production of nitrogen products, which has helped to reduce our production costs. In light of these varied and sometimes offsetting effects, the overall impact of the global economic downturn is difficult to predict and our business could be adversely impacted.

Disruption in or increased costs of transportation services could have an adverse effect on our profitability.

We depend on rail, barge, truck and pipeline transportation services to deliver nitrogen products to our customers, and transportation costs are a significant component of the total cost of supplying nitrogen products. Disruptions of these transportation services could temporarily impair our ability to supply nitrogen products to our customers. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our revenues and results of operations.

Item 1B.  Unresolved Staff Comments

None

Item 2.   Properties

Production Facility

The Partnership’s production facility in Verdigris, Oklahoma is located on 635 acres northeast of Tulsa, Oklahoma near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two

	Annual Capacity in Tons[1]
Location	Ammonia[2]	UAN—32%
Verdigris, Oklahoma	1,050,000	1,925,000

[1] The annual capacity contains an allowance for a planned maintenance shutdown.
[2] Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.

UAN plants and a port terminal. The Partnership owns the plants, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The Partnership’s leasehold interest on the port terminal was renewed for ten (10) years in April 2004, extending the term to April 2014, and the Partnership has an option to renew the lease for an additional five-year term. The Partnership’s Verdigris production facility produces all of the Partnership’s nitrogen fertilizer products. This facility’s production capacity is shown in the table above.

The Partnership’s Verdigris production facility is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the Verdigris manufacturing facility was 93 percent in 2009, 107 percent in 2008 and 106 percent in 2007.

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

No matters were submitted to a vote of unitholders of TNCLP during the fourth quarter of 2009.

Part II

Item 5.	Market for Registrant’s Units and Related Unitholder Matters and Issuer Purchases of Securities

TNCLP’s common units are traded on the New York Stock Exchange (NYSE) under the symbol “TNH.” There is no public trading market with respect to TNCLP’s Class B common units. The table to the

	2009		2008
Quarter	High	Low	High	Low
1st	$145.90	$93.30	$168.19	$102.10
2nd	144.48	94.97	171.37	108.39
3rd	119.86	95.00	135.98	94.00
4th	115.62	99.37	111.17	65.20

right discloses the high and low sales prices of the common units for each quarterly period for 2009 and 2008, as reported on the NYSE Composite Price History.

Ownership of TNCLP is composed of the General Partner interest and the Limited Partner interests. The Limited Partner interests consist of 18,501,576 Common Units and 184,072 Class B Common Units. Terra and its subsidiaries owned 13,889,014 Common Units and 184,072 Class B Common Units as of December 31, 2009. Based on information received from TNCLP’s transfer and service agent, the number of registered unitholders as of March 3, 2010 is 140.

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

The following table represents cash distributions paid to the holders of Common Units, Class B Common Units and the General Partner for the years ending December 31, 2009 and 2008:

			Class B
	Common Units		Common Units		General Partner
	Total	$ Per	Total	$ Per	Total
	($000s)	Unit	($000s)	Unit	($000s)

2009
First Quarter	$54,970	$2.97	$911	$4.95	$37,570
Second Quarter	38,877	2.10	597	3.24	21,807
Third Quarter	41,106	2.22	641	3.48	23,997
Fourth Quarter	30,140	1.63	427	2.32	13,201

2008
First Quarter	$82,332	$4.45	$819	$4.45	$861
Second Quarter	77,708	4.20	850	4.62	8,655
Third Quarter	67,158	3.63	1,149	6.24	49,519
Fourth Quarter	51,773	2.80	849	4.61	34,420

Item 6.   Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(in thousands, except per unit data)	Year Ended December 31,
	2009	2008	2007	2006	2005

Income Statement Data:
Total revenues	$507,727	$903,017	$636,308	$425,097	$455,522
Gross profit	$160,931	$432,212	$221,622	$53,126	$63,192
Net income	$144,304	$422,385	$205,782	$46,192	$55,941
Net income per Common Unit	$5.40	$14.90	$10.90	$2.45	$2.95

Partnership Distributions Paid:
Limited Partner, Common Units	$165,093	$278,971	$141,353	$35,524	$54,580
Limited Partner, Class B Common Units	2,576	3,667	1,405	353	55
General Partner	96,575	93,455	1,477	372	1,057

Total partnership distributions	$264,244	$376,093	$144,235	$36,249	$55,692

Distributions Paid Per Common Unit:	$8.92	$15.08	$7.64	$1.92	$2.95

Balance Sheet Data:
Total assets	$181,815	$341,406	$413,786	$218,214	$191,292
Long-term debt and capital lease obligations, including current portion	$—	$—	$—	$—	$12
Partners’ capital	$141,313	$227,309	$207,099	$144,072	$134,359

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As you read this management’s discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Introduction

In this discussion and analysis, we explain our business in the following areas:

▪	Company Overview

▪	2009 Executive Summary

▪	Business Strategy

▪	Recent Business Environment

▪	Results of Operations

▪	Liquidity and Capital Resources

▪	Off-Balance Sheet Arrangements and Contractual Obligations

▪	Applications of Critical Accounting Policies and Estimates

▪	New Accounting Pronouncements

Company Overview

Terra Nitrogen Company, L.P. (TNCLP, we our, or us) is a Delaware Limited Partnership that produces and distributes nitrogen products primarily to the agriculture industry. We conduct our business through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), is the general partner of both TNLCP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc. (Terra), a Maryland corporation. Terra is a leading pure play nitrogen producer in North America serving agricultural, industrial and environmental customers. TNLP is an integral part of the pure play nitrogen strategy by producing 1.0 million tons of ammonia annually, of which 0.7 million tons are upgraded.

On February 12, 2010, Terra entered into an Agreement and Plan of Merger (the Yara Merger Agreement) with Yara International ASA (Yara) and Yukon Merger Sub, Inc. (Merger Sub), an indirect, wholly owned subsidiary of Yara. If the transactions contemplated by the Yara Merger Agreement are consummated, Merger Sub will merge with and into Terra (the Yara Merger), with the result that Terra and our General Partner will become indirect, wholly owned subsidiaries of Yara and Yara would assume Terra’s role relative to our ownership and operation.

On March 2, 2010, Terra received a proposal from CF Industries Holdings, Inc. (CF Industries) to acquire all of the outstanding common stock of Terra for $37.15 in cash and 0.0953 of a share of CF Industries common stock for each Terra share. The proposal from CF Industries is subject to the termination of the Yara Merger Agreement, the execution of a definitive agreement with CF Industries and other customary conditions.

Upgraded Product Focus

Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our Verdigris facility. We are the second largest UAN production facility in North America. Our location is well positioned to serve customers in the Cornbelt because our transportation costs are lower than those of Gulf or offshore producers. In addition to lower transportation costs, our plant has a significant natural gas basis advantage as compared to the Henry Hub. The plant is served by the OneOK (Panhandle) gas pipeline.

The core of the nitrogen pure play strategy is meeting the nitrogen demand of the agriculture industry, specifically for corn production. In the latter half of this decade we have seen a shortage in world grain stocks as a result of the growing population, developing economies in India and China, and on a smaller scale, the influence of the ethanol fuel market. Nitrogen is vital to successful corn yields and unlike other fertilizers such as potash and phosphate which can be applied on a rotational basis, nitrogen must be applied annually.

2009 Executive Summary

Significant Results

▪	In 2009 we achieved net income of $144.3 million on revenues of $507.7 million. Net income was down $278.1 million year over year, gross margin as a percentage of sales decreased from 47.9 percent to 31.7 percent. Throughout the volatile year, we effectively managed the business in order to maximize our gross margin potential.

▪	We executed our strategy to return value to our shareholders by returning $264.2 million of cash to unitholders through distributions paid in 2009.

Significant Developments

▪	On January 14, 2010, CF withdrew its offer to acquire Terra and announced that it was no longer pursuing the proposed acquisition and has sold all of its shares of Terra common stock.

▪	On February 12, 2010, Terra entered into an Agreement and Plan of Merger with Yara and an indirect, wholly owned subsidiary of Yara. If the transactions contemplated by the Yara Merger Agreement are consummated, Terra and our General Partner will become indirect, wholly owned subsidiaries of Yara and Yara would assume Terra’s role relative to our ownership and operation.

▪	On March 2, 2010, Terra received a proposal from CF Industries to acquire all of the outstanding common stock of Terra for $37.15 in cash and 0.0953 of a share of CF Industries common stock for each Terra share. The proposal from CF Industries is subject to the termination of the Yara Merger Agreement, the execution of a definitive agreement with CF Industries and other customary conditions.

Significant Drivers

▪	Weather conditions added significant variability to the 2009 planting season; fertilizer application was affected by a wet spring, which resulted in delayed planting, followed by a wet fall and early snow fall which delayed harvest and prevented fall fill.

▪	Unprecedented sales volumes and prices in 2008 led to inventory channel imbalances in 2009. As a result of carrying higher priced inventory in a time of declining fertilizer prices, retailers were reluctant to make purchases until their inventory levels were drawn down and they had firm commitments from growers. However, due to the early inclement weather during planting season, growers were equally hesitant to further their capital investment in the planting season that was not starting off under optimal conditions.

▪	Due to the decrease in fertilizer prices in 2009, there were fewer imports attracted to North America.

▪	The decline in the global economy continued to impact our business. Industrial customers entered curtailments which reduced demand. The agriculture industry continued to be impacted by the credit crisis at the end of 2008.

Business Strategy

We are a leading producer and marketer of wholesale nitrogen products, serving agricultural and industrial customers. The nitrogen products industry has periods of oversupply during industry downturns that lead to capacity shutdowns at the least cost-effective plants. These shutdowns are followed by supply shortages, which result in higher selling prices and higher industry-wide production rates during industry upturns. The higher selling prices encourage capacity additions until we start to see an oversupply, and the cycle repeats itself.

To succeed in this business, a producer must have the financial strength to weather industry downturns and the ability to serve its customers cost-effectively during every phase of the cycle. A nitrogen producer will also benefit from having one or more nitrogen products that operate in non-agricultural industries to balance the cyclicality of agriculture demand.

We base our business strategies on these concepts. In practice, this means we:

▪	Manage our assets to reap the highest returns through the cycle by maintaining our facilities to be safe and reliable, cultivating relationships with customers who due to their physical location can receive our product most economically, and closely managing the supply chain to keep storage, transportation and other costs down.

▪	Develop higher-return product markets, such as that for UAN, our primary nitrogen fertilizer product.

In every case, we invest our capital judiciously to realize a return above the cost of capital over the industry cycle.

Recent Business Environment

The following factors are the key drivers of our profitability: nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance, and natural gas costs, particularly in North America.

Demand

During 2009, the nitrogen business was affected by the decline in the global economy. Industrial customers curtailed production lessening the demand for our industrial based nitrogen products. In 2009, we saw a decrease in energy costs, which lessened demand for alternative fuels. As a result, some ethanol production was curtailed during the first half of the year. As energy prices have rebounded some of the production has since come back on line.

The agriculture business faced similar effects of the economic downturn, with volatile crop prices, escalating input costs and credit constraints impacting growers’ buying behavior. In 2009, farmers saw a $30 billion decrease in net farm income as compared to 2008 due primarily to a decrease in crop prices. This hampered demand and, coupled with the volatility present in fertilizer pricing in 2008, resulted in cautious buying behaviors among growers and retailers as they waited for firm orders from growers at the end of 2009.

Long term demand for nitrogen products is driven by a growing global population, its desire for a higher protein diet, and to a lesser degree, by the rise in demand of alternative bio-fuels in North America. In 2010, we expect to see a strong recovery in the fertilizer markets as the fundamentals for corn demand have improved. Corn pricing remains strong at $3.34 per bushel as of February 19, 2010, input costs have declined and the lending markets are improving.

An increase in ethanol demand is expected in the coming years due to the government mandated volumes of 15.0 billion gallons in 2015 and an anticipated increase in the ethanol blend rate by the EPA from 10 percent to 15 percent in 2010. In 2009, production exceeded the mandated volumes of 10.5 billion gallons by 2.5 billion gallons; therefore, the 2010 increase to 12.0 billion gallons is already covered by current production volumes. However, an increase in the blend rate would impact the immediate demand for corn in 2010. Energy prices and policy will have an impact on the magnitude of ethanol’s impact on nitrogen demand in the future.

The populations are growing and diets are improving in China, the Southeast Asian countries, and Russia. As the economies and population of these countries continue to grow, so does the demand for grain. For example, India, with a population in excess of 1 billion people, has seen its grain consumption grow 31 percent in the last two decades due to an increase in population of 35 percent.

We expect the demand for UAN to continue to grow over the long term. Weather and field conditions are variables present in every planting season. By using UAN, growers have greater application flexibility, which allows them to mitigate some of this risk. While upgraded products contain less nitrogen by weight, they are generally easier to ship, store and apply than ammonia and are safer to handle.

Supply

Over the past seven years, global ammonia capacity has increased incrementally, growing at an average of approximately 2.5 percent per year. This result was attributable principally to the combination of new project capacity offset by permanent plant closings in the U.S. and in Europe. As global operating rates and prices have risen, so have plans for new capacity.

This anticipated new global capacity is expected to come primarily from advantaged natural gas regions of the world, such as the Middle East and Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased production costs for new and existing plants in Russia and Europe.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from Russia, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often most competitive in regions close to the point of entry for imports, primarily the Gulf Coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn growing regions of the U.S., which are more distant from these points of entry.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next decade. This projected capacity increase excludes Chinese plants as any new volumes in China are not expected to reach global customers, but instead are expected to be consumed by China’s growing in-country demand. For ammonia, there are a number of new capacity projects expected or underway in gas advantaged regions; however, increased construction costs and changes in demand have delayed a number of such projects.

In 2009, the industry began the year with high inventories and weak demand. Demand strengthened in the second half of 2009 which allowed plant rates to return to planned production rates.

Natural Gas Costs

Natural gas in North America continues to be the most volatile commodity but the absolute price level for 2009 NYMEX settlements were less than half of the 2008 NYMEX settlement prices. The economic downturn of 2009 played a significant role in the price decline in 2009. Consumption dropped by 5-7 percent by analysts’ calculations. Natural gas production stayed steady and rose in some places in North America, adding fuel to the lagging prices. Based on projected net increases in natural gas supply for most of 2010, coupled with high storage volumes, we expect moderate North American natural gas prices to continue, enabling us to remain competitive with global producers. Although geographic basis has tightened, we believe that our geographic plant positions in Oklahoma provide us with a favorable delivered gas cost basis as compared to our Gulf Coast competitors.

The following is the average NYMEX forward natural gas price for the succeeding twelve-month period noted for the respective dates:

(in $per MMBtu)	March 31,	June 30,	September 30,	December 31,

2009	$4.69	$5.09	$5.72	$5.79
2008	$10.50	$13.22	$7.90	$6.09

As shown in this table, natural gas prices in 2009 were not as volatile as in 2008. Some semblance of seasonal pricing patterns existed and the economy had a major impact on lowering prices. The first half of 2009 experienced slow price erosion and the fourth quarter of 2009 saw an increase as cooler weather caused heating demand to rise in the southern tier states.

Our strategy for natural gas procurement is to manage our exposure to price volatility by locking in our margin for known commitments. We execute our risk management approach by hedging natural gas prices through the use of supply contracts, financial derivatives and other instruments.

Results of Operations

Consolidated Results

We recorded 2009 net income of $144.3 million on revenues of $507.7 million compared with 2008 net income of $422.4 million on revenues of $903.0 million. The decrease in net income and revenue is due to the overall economic decline and an imbalance in the inventory channel for most of 2009, which drove pricing down.

The following table shows the results of operation for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,			2009-2008		2008-2007
(in millions, except per share data)	2009	2008	2007	Change	Percent	Change	Percent

Total revenues	$507.7	$903.0	$636.3	(395.3)	-44%	266.7	42%
Cost of goods sold	346.8	470.8	414.6	(124.0)	-26%	56.2	14%

Gross profit	160.9	432.2	221.7	(271.3)	-63%	210.5	95%
Gross profit percentage	31.7%	47.9%	34.8%	-16.2%	-34%	13.0%	37%
Operating expenses	17.0	15.7	21.2	1.3	8%	(5.5)	-26%

Income from operations	143.9	416.5	200.5	(272.6)	-65%	216.0	108%
Interest income, net	0.4	5.9	5.3	(5.5)	-93%	0.6	11%

Net Income	$144.3	$422.4	$205.8	(278.1)	-66%	216.6	105%

Net income allocable to Common Units	$100.0	$275.7	$201.7	$(175.7)	-64%	$74.0	37%

Net income per Common Unit	$5.40	$14.90	$10.90	$(9.50)	-64%	$4.00	37%

Sales Volumes and Prices

	2009		2008		2007

(quantities in thousands)	Sales	Average	Sales	Average	Sales	Average
of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)	Volumes	Unit Price(1)

Ammonia	307	$374	303	$616	349	$380
UAN(2)	1,761	191	1,980	330	2,013	224

(1)	After deducting $54.8 million, $59.5 million and $51.5 million outbound freight costs for 2009, 2008 and 2007, respectively.

(2)	The nitrogen content of UAN is 32 percent by weight.

Results of Operations—2009 Compared with 2008

Our net sales for 2009 decreased by 44 percent to $507.7 million from $903.0 million in 2008. The decrease in net sales was primarily attributable to a significant decline in nitrogen prices across all products and a moderate decrease in sales volumes as compared to 2008. Specifically, 2009 ammonia and UAN pricing were 39 percent and 42 percent, respectively, below 2008 price levels. 2009 sales volumes for UAN decreased 11 percent compared to 2008, while ammonia volumes increased slightly by 1 percent compared to 2008. The decline in nitrogen prices reflected the softening in demand due to imbalances that were present in the retail inventory channel. Despite the 86 million acres of corn planted in 2009 we did not see the typical seasonal demand due to inclement weather conditions and excess inventory carried over from 2008. Industry reports also indicate a decline of approximately 6 percent in overall fertilizer application during 2009 which contributed to the decline in volumes experienced in 2009.

The events of 2008 had a significant impact on the results of 2009. The 2008 record corn acres created a deviation in buying behavior with retailers buying more and earlier in fear of ever rising prices. However, the 2008 credit crisis led to the rapid decline of the economy. Nitrogen prices plummeted in the fourth quarter of 2008 leaving many retailers holding inventory priced higher than what the market would support. Even though growers had strong balance sheets, banks were reluctant to lend due to their evaluation of the risk at that time. Without credit, growers had limited working capital and were not willing to make advance purchases for their fertilizer needs. This trend has continued which is evident in our prepayment balances at year end. At December 31, 2008, we had $45.1 million in customer prepayments compared to $16.4 million at December 31, 2009.

The lower prices deterred imports which helped to correct the excess inventory issues. At the end of 2009, the inventory balances in the channel remained low due to low fall fill orders. Traditionally, growers apply nitrogen in the fall after harvest in order to be ready for the spring planting season. However, wet weather in the fall delayed farmers from accessing their fields. The situation worsened in December 2009 when several winter snow storms left approximately 5 percent of the 2009 harvest still standing in the fields. This will leave farmers with additional work in the spring to finish harvest and plant next season’s crops. The harvest issue in conjunction with the cautious buying behavior prevalent in the industry decreased our fall fill shipments during 2009. This has potential to increase pressure on logistics during the peak demand season in the spring of 2010 as there are limits to the amount of product that can be moved in the critical timeframe.

In order to effectively manage our inventory levels throughout the year, production was reduced to 93 percent. During 2009 certain production plants at the facility underwent turnaround. The period cost associated with production being offline during the turnaround was $5.2 million for the twelve months ended December 31, 2009.

Our gross profit was $160.9 million in 2009 compared to $432.2 in 2008 and decreased as a percentage of sales to 31.7 percent from 47.9 percent. For the year, natural gas unit costs, net of forward pricing gains and losses, decreased by 44 percent from $8.59 per MMBtu in 2008 to $4.83 per MMBtu in 2009. As a result of forward price contracts, 2009 natural gas costs were $52.9 million higher than spot prices, as compared to 2008 natural gas costs, which were $42.9 million higher than spot prices.

We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for 2009 was $48.7 million, as compared to the net cost of $47.4 million for 2008. Excluding the impact of the hedge cost, natural gas cost was $3.55 per MMBtu and $7.45 per MMBtu for 2009 and 2008, respectively.

Operating expenses increased $1.3 million, primarily due to an increase in direct charges for the Partnership including Board of Director costs and K-1 reporting costs. Our increased 2009 selling, general and administrative (SG&A) allocation from Terra was primarily related to higher share-based compensation expense, resulting from a year over year appreciation of the Terra stock price.

Results of Operations—2008 Compared with 2007

Total revenues for 2008 were $903.0 million, compared to $636.3 million for 2007. The $266.7 million, or 42 percent increase in revenues was due to increased ammonia and UAN prices of 62 percent and 47 percent, respectively. The increased sales prices are due to the increased demand for nitrogen products driven by high commodity grain prices.

Income from operations for 2008 was $416.5 million as compared to $200.5 million for 2007. The $216.0 million increase was primarily due to $281.8 million increase in sales prices partially offset by $57.2 million related to an increase in natural gas costs and $7.4 million of sales volume decreases. Volumes for ammonia and UAN were down 13 percent and 2 percent, respectively, in comparison to 2007 due primarily to light nitrogen demand in the fourth quarter.

For the year, natural gas costs, including the effect of hedged settled natural gas position, increased 26 percent from $6.84 per British thermal unit (MMBtu) in 2007 to $8.59 per MMBtu in 2008. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2008 natural gas costs were $42.9 million higher than spot prices, as compared to 2007 natural gas costs that were $25.1 million higher than spot prices.

Operating expenses decreased $5.4 million, primarily as a result of SG&A costs that are allocated to us from Terra. Our decreased 2008 SG&A allocation was primarily related to lower share-based compensation expense, resulting from a year over year reduction of the Terra stock price.

Liquidity and Capital Resources

Summary

Our principal funding needs are to support working capital requirements, make payments for plant turnaround and capital expenditures, and quarterly distributions. Cash and cash equivalent balances at December 31, 2009 were $24.8 million, a decrease of $129.9 million from 2008.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

Total cash provided by (used in)	2009	2008	2007

Operating activities	$168,619	$292,883	$347,608
Investing activities	(34,278)	(8,249)	(19,520)
Financing activities	(264,244)	(376,093)	(144,235)

Increase (decrease) in cash and cash equivalents	$(129,903)	$(91,459)	$183,853

Operating Activities

Net cash provided by operating activities for 2009 represented $161.1 million from operations offset by $7.6 million from working capital changes. The $161.1 million includes $144.3 million of net income, adjusted for non-cash expenses of $16.4 million of depreciation of plant, property and equipment and amortization of deferred plant turnaround costs and $0.4 million of loss on derivatives.

Investing Activities

During 2009, we spent $21.1 million on capital expenditures for replacement additions to plant and equipment and $9.4 million for plant turnaround costs. The plant turnaround costs represent periodic scheduled maintenance costs and occur generally every two years.

Financing Activities

During 2009, we paid distributions of approximately $264.2 million to our unitholders. The distributions paid are based on the available cash, as defined our Agreement of Limited Partnership. See Partnership Distributions on page 22 and Note 3, Agreement of Limited Partnership, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further detail regarding distributions.

Revolving Credit Facility

We have a $50 million revolving credit facility extended through January 2012. A portion of this facility is available for swing loans and for the issuance of letters of credit. At December 31, 2009, there were no revolving credit borrowings, and there were no outstanding letters of credit. The facility requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. Terra and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. For additional information regarding our facility, see Note 9, Revolving Bank Credit Facility, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Under the facility, we may borrow an amount generally based on eligible cash balances, 85 percent of eligible accounts receivable and 60 percent of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital.

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

Our ability to continue to comply with the covenants under the facility in the future will depend on market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to comply with these covenants, or to obtain a waiver from the lenders, would result in our default such that all outstanding amounts could become immediately due and payable and we would be unable to borrow additional amounts under the facility. Access to adequate bank facilities may be required to fund operating cash needs. Therefore, any default or termination of the facility could have a material adverse effect on our business.

The facility requires that there be no change of control related to Terra, such that no individual or group acquires more than 35 percent of the outstanding voting shares of Terra, such as is the case with the Yara Merger. Such a change of control would constitute an event of default under the facility. We expect the facility to be adequate to meet our operating needs.

Debt

The General Partner is an indirect, wholly-owned subsidiary of Terra. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner’s independent directors. Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation.

Capital Expenditures

We had $21.1 million of capital expenditures in 2009, used primarily for replacing operating plant and equipment. Plant turnaround costs represent cash used for the periodic scheduled maintenance of our continuous process production facilities, generally every two years. We funded $9.4 million of plant turnaround costs during 2009. We expect 2010 capital expenditures to be approximately $21.4 million for operating plant and equipment and $10.8 million for turnaround costs.

We incurred $5.6 million, $2.0 million and $0.5 million of capital expenditures in 2009, 2008 and 2007, respectively, related to capital improvements to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with these existing requirements in 2010, 2011 and

2012 will be approximately $11.3 million. The majority of these expenditures are for voluntary pollution prevention projects.

In addition, expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $1.7 million, $2.0 million and $1.7 million in 2009, 2008 and 2007, respectively. Because we expect environmental, health and safety regulations to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. However, we do not expect that our compliance with these regulations will have a material adverse effect on our results of operations, financial position or net cash flows.

Partnership Distributions

We make quarterly distributions to our unitholders based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $264.2 million, $376.1 million and $144.2 million to our unitholders in 2009, 2008 and 2007, respectively.

We receive 99 percent of the Available Cash from Terra Nitrogen, Limited Partnership (the Operating Partnership) and 1 percent is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership’s Available Cash from operations. Our cash distributions are made 99.975 percent to Common and Class B Common Unitholders and 0.025 percent to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled to receive Incentive Distribution Rights (IDR’s). During 2009, we exceeded the MQD for the quarterly distributions for the first, second, and third quarter. Available Cash reserves were reviewed in the fourth quarter and no distribution was declared. The Partnership reserves of cash for anticipated working capital needs and fixed asset expenditures. Based upon the liquidity needs of the business these reserve requirements did not allow for a quarterly distribution.

In future periods when Available Cash is sufficient for declaration of a distribution the MQD in arrears must be paid before the Incentive Distribution Rights of the General Partner apply. Pursuant to our Agreement of Limited Partnership, income allocable to the Limited Partner and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.

When we exceed the cumulative MQD amounts and the Available Cash is distributed as summarized in the following table:

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

The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1 percent Partnership equity interest, to an affiliated company.

General Partner Option to Effect Mandatory Redemption of Partnership Units

At December 31, 2009, the General Partner and its affiliates owned 75.3 percent of our outstanding common units. When less than 25 percent of the issued and outstanding common units are held by non-affiliates of the General Partner, as was the case at December 31, 2009, we, at the General Partner’s sole discretion, may call, or assign to the General Partner or its affiliates the right to acquire all of the outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give common unitholders at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding common units. The purchase price per unit will be the greater of (1) the average of the daily closing prices per unit for the previous 20 trading days as of the date five days before a notice of such election is mailed and (2) the highest price paid by the General Partner or any of its affiliates for any common unit within the 90 days preceding the date the notice of such election is mailed. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation.

Off-balance Sheet Arrangements and Contractual Obligations

We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows at December 31, 2009:

(in thousands)		Payments Due In

	Total	2010	2011-2012	2013-2014	Thereafter

Operating leases	$10,954	$5,264	$4,563	$908	$219
Natural gas and other purchase obligations	31,729	31,584	—	145	—

Total	$42,683	$36,848	$4,563	$1,053	$219

Environmental, Health and Safety

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $1.7 million in 2009. Environmental health and safety regulations are expected to continue to change and generally to become more restrictive than current requirements, thus the cost of compliance likely will increase. We do not expect compliance with such regulations to have a material adverse effect on the results of operations, financial position or net cash flows.

We incurred $5.6 million of 2009 capital expenditures to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with existing requirements in 2010, 2011, 2012 and beyond will be approximately $11.3 million in the aggregate.

Application of Critical Accounting Policies and estimates

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

Derivatives and Financial Instruments

We account for derivatives in accordance with the Derivative and Hedging topic of the Codification, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs. We may also use similar derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes.

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

Revenue Recognition

We recognize revenue when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. We classify any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue. Rail and barge shipments usually take approximately 7 and 10 days, respectively, to arrive at customer locations.

New Accounting Pronouncements

In June 2009, the FASB issued new guidance on Generally Accepted Accounting Principles (GAAP) relating to the Codification. This guidance establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts; instead the FASB will issue Accounting Standard Updates. Accounting Standard Updates will not be authoritative in their own right as they will only serve to update the Codification. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on business combinations, which was effective for us for business combinations with the acquisition date on or after January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In March 2009, the FASB issued new guidance on derivatives and hedging, which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. We adopted this guidance on January 1, 2009 and these disclosures are included in Note 6 herein.

In March 2008, the FASB issued new guidance on earnings per share for Master Limited Partnerships. This guidance specifies the treatment of earnings per unit calculations when incentive distribution rights exist. We adopted this guidance on January 2, 1009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance on fair value measurements and disclosures, which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. This also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. We adopted this guidance on April 1, 2009, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to investments, which amends the other-than-temporary recognition guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security, and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. We adopted this guidance on April 1, 2009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to interim disclosures about the fair value of financial instruments. This guidance required disclosures about fair value of all financial instruments for interim reporting periods. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities were only disclosed once a year. This guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this guidance on April 1, 2009 and included the additional interim disclosure information in our quarterly SEC filings.

In June 2009, the FASB issued new guidance on subsequent events. This guidance provides authoritative accounting literature and disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This guidance is effective for us for the periods ended on and after June 30, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have reviewed and disclosed all material subsequent events in Note 15 herein.

In June 2009, the FASB issued new guidance on transfers and servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this guidance consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for the qualifying SPEs from the consolidation guidance regarding variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In September 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011 and we are currently assessing the impact this guidance will have on our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

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

The General Partner’s current policy is, and historically has been, to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. The General Partner may not engage in activities that expose the Partnership to speculative or non-operating risks. Management is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with the overall business objectives of the Partnership. Derivatives are used to manage operating risk within the limits established by the General Partner’s Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to hedge firm commitments and forecasted commodity purchase transactions. The use of derivative financial instruments subjects the Partnership to some inherent risks associated with future contractual commitments, including market and operational risks, credit risk associated with counterparties, product location (basis) differentials and market liquidity. The General Partner continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions.

Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation.

Natural Gas Prices

Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and the General Partner manages some of this volatility through the use of derivative commodity instruments. We have hedged approximately 16 percent of anticipated 2010 requirements and none of our requirements beyond December 31, 2010. The fair value of these instruments is estimated based on published referenced prices and quoted market prices from brokers. These instruments and other natural gas positions fixed natural gas prices at $3.2 million less than published prices for December 31, 2009 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on the Partnership’s derivatives outstanding at December 31, 2009 and 2008, which included swaps and basis swaps, a $1 per MMBtu increase in NYMEX pricing would result in a $6.1 million and $3.1 million, respectively, fluctuation in our natural gas costs.

Seasonality and Volatility

The fertilizer business is highly seasonal, based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak consumption periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the late fall/early winter period as depleted inventories are restored.

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

▪	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

▪	Quantities of fertilizers imported to primary markets;

▪	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markets and domestic demand (food, feed, biofuel); and

▪	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted, crop prices and environmental demand.

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

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2009 and 2008 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion the Partnership’s internal control over financial reporting.

Omaha, Nebraska
March 3, 2010

Consolidated Balance Sheets

	At December 31,
(in thousands)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$24,778	$154,681
Demand deposits with affiliate	3,835	—
Accounts receivable, less allowance for doubtful accounts of $760 and $0	23,878	38,053
Inventories, net	29,506	57,207
Prepaid expenses and other current assets	5,363	11,815

Total current assets	87,360	261,756

Property, plant, and equipment, net	79,150	68,208
Other long-term assets	15,305	11,442

Total assets	$181,815	$341,406

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$23,407	$24,844
Customer prepayments	16,402	45,067
Derivative hedge liabilities	39	43,315

Total liabilities	39,848	113,226

Other long-term liabilities	654	871

Total liabilities	40,502	114,097

Commitments and contingencies (Note 12)	—	—

Partners’ capital:
Limited Partners’ interests, 18,502 Common Units authorized and outstanding	152,802	217,894
Limited Partners’ interests, 184 Class B Common Units authorized and outstanding	(145)	1,024
General partner’s interest	(14,507)	39,172
Accumulated other comprehensive income (loss)	3,163	(30,781)

Total partners’ capital	141,313	227,309

Total liabilities and partners’ capital	$181,815	$341,406

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per-unit amounts)	2009	2008	2007

Revenues
Product revenues	$507,006	$902,578	$635,510
Other income	721	439	798

Total revenues	507,727	903,017	636,308

Costs and expenses:
Cost of goods sold	346,796	470,805	414,686

Gross profit	160,931	432,212	221,622
Operating expenses	17,005	15,750	21,169

Income from operations	143,926	416,462	200,453
Interest expense	(326)	(327)	(324)
Interest income	704	6,250	5,653

Net income	$144,304	$422,385	$205,782

Allocation of net income:
General Partner	$42,896	$142,555	$2,093
Class B Common Units	1,407	4,118	2,019
Common Units	100,001	275,712	201,670

Net income	$144,304	$422,385	$205,782

Net income per Common Unit	$5.40	$14.90	$10.90

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Partners’ Capital

				Accumulated
	Limited	Class B	General	Other	Total
	Partners	Common	Partner’s	Comprehensive	Partners’	Comprehensive
(in thousands, except for Units)	(Common Units)	Units	Interest	Income (loss)	Capital	Income

Partners’ capital at January 1, 2007	160,836	(41)	(10,544)	(6,179)	144,072
Net income	201,670	2,019	2,093	—	205,782	$205,782
Change in fair value of derivatives	—	—	—	1,480	1,480	1,480

Comprehensive income						$207,262

Distributions	(141,353)	(1,405)	(1,477)	—	(144,235)

Partners’ capital at December 31, 2007	221,153	573	(9,928)	(4,699)	207,099

Net income	275,712	4,118	142,555	—	422,385	$422,385
Change in fair value of derivatives	—	—	—	(26,082)	(26,082)	(26,082)

Comprehensive income						$396,303

Distributions	(278,971)	(3,667)	(93,455)	—	(376,093)

Partners’ capital at December 31, 2008	$217,894	$1,024	$39,172	$(30,781)	$227,309

Net income	100,001	1,407	42,896	—	144,304	$144,304
Change in fair value of derivatives	—	—	—	33,944	33,944	33,944

Comprehensive income						$178,248

Distributions	(165,093)	(2,576)	(96,575)	—	(264,244)

Partners’ capital at December 31, 2009	$152,802	$(145)	$(14,507)	$3,163	$141,313

Limited Partnership Units issued and
outstanding at December 31,	2009	2008	2007

Common Units	18,501,576	18,501,576	18,501,576
Class B Common Units	184,072	184,072	184,072

Total units outstanding	18,685,648	18,685,648	18,685,648

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2009	2008	2007

Operating Activities
Net income	$144,304	$422,385	$205,782
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,369	21,504	17,668
Non-cash loss on derivative instruments	390	4,598	163
Changes in operating assets and liabilities:
Receivables	14,175	11,582	(11,959)
Inventories	27,701	(37,864)	3,366
Accounts payable and customer prepayments	(28,259)	(121,462)	130,893
Other assets and liabilities, net	(6,061)	(7,860)	1,695

Net cash flows from operating activities	168,619	292,883	347,608

Investing Activities
Capital expenditures and plant turnaround expenditures	(30,443)	(8,249)	(21,977)
Changes in demand deposits with affiliate	(3,835)	—	2,457

Net cash flows from investing activities	(34,278)	(8,249)	(19,520)

Financing Activities
Partnership distributions paid	(264,244)	(376,093)	(144,235)

Net cash flows from financing activities	(264,244)	(376,093)	(144,235)

Net (decrease) increase in cash and cash equivalents	(129,903)	(91,459)	183,853

Cash and cash equivalents at beginning of year	154,681	246,140	62,287

Cash and cash equivalents at end of year	$24,778	$154,681	$246,140

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$260	$254	$253

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1.	Organizational Structure and Nature of Operations

Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware Limited Partnership that owns a 99 percent limited partner interest as the sole limited partner in Terra Nitrogen, Limited Partnership (the “Operating Partnership”; collectively with TNCLP, the “Partnership,” unless the context otherwise requires).

Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interest consists of 18,501,576 Common Units and 184,072 Class B Common Units. Terra Industries Inc. (Terra) and its subsidiaries owned 13,889,014 Common Units and 184,072 Class B Common Units as of December 31, 2009. The balance of Common Units is traded on the New York Stock Exchange under the symbol “TNH”.

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

Receivables—Account receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions in determination of an allowance amount. As of December 31, 2009 and 2008, we have an allowance against our receivables of $760 and $0, respectively.

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

Derivatives and Financial Instruments—We account for derivatives in accordance with the Derivative and Hedging topic of the Codification, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs.

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

Revenue Recognition—Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, and no obligations remain and collectability is probable. We classify any discounts and trade allowances as a reduction in revenue. Gains or losses associated with settled nitrogen derivative contracts are classified as revenue. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue. Rail and barge shipments usually take approximately 7 and 10 days, respectively, to arrive at customer locations.

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

New Accounting Pronouncements—In June 2009, the FASB issued new guidance on Generally Accepted Accounting Principles (GAAP) relating to the Codification. This guidance establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts; instead the FASB will issue Accounting Standard Updates. Accounting Standard Updates will not be authoritative in their own right as they will only serve to update the Codification. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on business combinations, which was effective for us for business combinations with the acquisition date on or after January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In March 2009, the FASB issued new guidance on derivatives and hedging, which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. We adopted this guidance on January 1, 2009 and these disclosures are included in Note 6 herein.

In March 2008, the FASB issued new guidance on earnings per share for Master Limited Partnerships. This guidance specifies the treatment of earnings per unit calculations when incentive distribution rights exist. We adopted this guidance on January 2, 1009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance on fair value measurements and disclosures, which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. This also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. We adopted this guidance on April 1, 2009, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to investments, which amends the other-than-temporary recognition guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security, and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. We adopted this guidance on April 1, 2009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to interim disclosures about the fair value of financial instruments. This guidance required disclosures about fair value of all financial instruments for interim reporting periods. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities were only disclosed once a year. This guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this guidance on April 1, 2009 and included the additional interim disclosure information in our quarterly SEC filings.

In June 2009, the FASB issued new guidance on subsequent events. This guidance provides authoritative accounting literature and disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This guidance is effective for us for the periods ended on and after June 30, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have reviewed and disclosed all material subsequent events in Note 15 herein.

In June 2009, the FASB issued new guidance on transfers and servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this guidance consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for the qualifying SPEs from the consolidation guidance regarding variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In September 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011 and we are currently assessing the impact this guidance will have on our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

3.	Agreement of Limited Partnership

We make quarterly distributions to our partners based on available cash for the quarter as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $264.2 million, $376.1 million and $144.2 million to our partners in 2009, 2008 and 2007, respectively.

We receive 99 percent of the Available Cash from Terra Nitrogen, Limited Partnership (the Operating Partnership) and 1 percent is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership’s Available Cash from operations. Our cash distributions are made 99.975 percent to Common and Class B Common Unitholders and 0.025 percent to our

General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled to receive Incentive Distribution Rights (IDR’s). During 2009, we exceeded the MQD for the quarterly distributions for the first, second, and third quarter. Available Cash reserves were reviewed in the fourth quarter and no distribution was declared. The Partnership reserves of cash for anticipated working capital needs and fixed asset expenditures. Based upon the liquidity needs of the business these reserve requirements did not allow for a quarterly distribution.

In future periods when Available Cash is sufficient for declaration of a distribution the MQD in arrears must be paid before the Incentive Distribution Rights of the General Partner apply. Pursuant to our Agreement of Limited Partnership, income allocable to the Limited Partner and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.

When we exceed the cumulative MQD amounts and the Available Cash is distributed as summarized in the following table:

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

The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1 percent Partnership equity interest, to an affiliated company.

The quarterly cash distributions paid to the Unitholders and the General Partner in 2009 and 2008 follow:

			Class B
	Common Units		Common Units		General Partner
	Total	$ Per	Total	$ Per	Total
	($000s)	Unit	($000s)	Unit	($000s)

2009
First Quarter	$54,970	$2.97	$911	$4.95	$37,570
Second Quarter	38,877	2.10	597	3.24	21,807
Third Quarter	41,106	2.22	641	3.48	23,997
Fourth Quarter	30,140	1.63	427	2.32	13,201

2008
First Quarter	$82,332	$4.45	$819	$4.45	$861
Second Quarter	77,708	4.20	850	4.62	8,655
Third Quarter	67,158	3.63	1,149	6.24	49,519
Fourth Quarter	51,773	2.80	849	4.61	34,420

At December 31, 2009, the General Partner and its affiliates owned 75.3 percent of our outstanding common units. When less than 25 percent of the issued and outstanding common units are held by non-affiliates of the General Partner, as was the case at December 31, 2009, we, at the General Partnerships’ sole discretion may call, or assign to the General Partner or its affiliates the right to acquire all outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give common unitholders at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding common units. The purchase price per unit will be the greater of (1) the average of the daily closing prices per unit for the previous 20 trading days as of the date five days before a notice of such election is mailed and (2) the highest price paid by the General Partner or any of its affiliates for any common unit within the 90 days preceding the date the notice of such election is mailed. Additional purchases of common units by the General Partner may be restricted under the terms of Terra’s bank credit agreement as described therein.

Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation.

4.	Net Income per Limited Partner Common Unit

Basic income per unit data is based on the weighted-average number of Partnership Units outstanding during the period. Diluted income per unit data is based on the weighted-average number of Partnership Units outstanding and the effect of all dilutive potential common units.

The following table provides a reconciliation between basic and diluted income per unit for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(in thousands, except per-share amounts)	2009	2008	2007

Basic income per Common Unit computation:
Net income	$144,304	$422,385	$205,782
Less: Net income allocable to Class B Common Units	1,407	4,118	2,019
Less: Net income allocable to General Partner	42,896	142,555	2,093

Net income allocable to Common Units	100,001	275,712	201,670
Weighted average units outstanding	18,502	18,502	18,502

Net income per Common Unit	$5.40	$14.90	$10.90

There were no dilutive Partnership units outstanding for the year ended December 31, 2009, 2008 and 2007.

5.	Inventories, net

Inventories consisted of the following:

	December 31,
(in thousands)	2009	2008

Materials and supplies	$9,137	$10,708
Finished goods	20,369	46,499

Total	$29,506	$57,207

6.	Derivative Financial Instruments

We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs and the price of our nitrogen products. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a cash flow hedge, and to the extent such hedge is determined to be effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) (AOCI) in the period of change, and subsequently recognized in our statement of operations in the period the offsetting hedged transaction occurs. If an instrument or the hedged item is settled early, we evaluate whether the hedged forecasted transaction is still probable of occurring when determining whether to reclassify any gains or losses immediately in cost of sales or wait until the forecasted transaction occurs.

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

To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of December 31, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.

▪	We classify a derivative financial instrument as a hedge if all of the following conditions are met:

▪	The item to be hedged must expose us to currency or price risk.

▪	It must be probable that the results of the hedge position substantially offset the effects of currency or price changes on the hedged item (e.g., there is a high correlation between the hedge position and changes in market value of the hedge item).

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

A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10 percent to 20 percent of the contract value and option contracts require initial premium payments ranging from 2 percent to 5 percent of contract value. Basis swap contracts require payments to or from the Partnership for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of a NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

As of December 31, 2009 and 2008, we had open derivative contracts for 6.1 million MMBtus and 6.2 million MMBtus, respectively, of natural gas.

The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are all categorized as commodity derivatives.

Asset Derivatives(a)
		December 31,	December 31,
Derivative Instrument	Location	2009	2008

Commodity Derivatives	Other current assets	$3,384	$9,456

Liability Derivatives(a)
		December 31,	December 31,
Derivative Instrument	Location	2009	2008

Commodity Derivatives	Derivative hedge liabilities	$(39)	$(43,315)

(a)	Amounts are disclosed at gross fair value as required by the Derivative and Hedging topic of the Codification. All of our commodity derivatives are designated as cash flow hedging instruments.

Certain derivatives outstanding at December 31, 2009 and 2008, which settled during January 2010 and January 2009, respectively, are included in the position of open natural gas derivatives in the table above. The January 2010 derivatives settled for an approximate $1.0 million gain compared to the January 2009 derivatives which settled for an approximate $14.5 million loss. All open derivatives at December 31, 2009 will settle during the next twelve months.

At December 31, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $0.4 million and $1.4 million charge to cost of sales, respectively.

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

The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the year ended December 31, 2009 and 2008:

Year Ended December 31,
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income(b)
		from AOCI into			Location of Gain (Loss)
2009	2008	Income(a)	2009	2008	Recognized in Income(b)	2009	2008

$3,163	$(30,781)	Cost of Sales	$(48,666)	$(47,371)	Cost of Sales	$(390)	$(4,598)

(a)	Effective portion of gain (loss)

(b)	The amount of gain or (loss) recognized in income represents (0.4) million and (1.4) million related to the ineffective portion of the hedging relationship and $0 million and $(3.2) million related to the amount excluded from the assessment of hedge effectiveness.

Approximately $3.2 million of the accumulated other comprehensive gain at December 31, 2009 will be reclassified into earnings during the next year.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At December 31, 2009, we had 9,000 tons of open nitrogen solution sold swap contracts offset by 9,000 tons of purchased swap contracts. Outstanding nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the years ending December 31, 2009, 2008 and 2007, we recognized losses of $0.3 million, $0.0 million and $2.6 million, respectively.

7.	Fair Value Measurements, Other Financial Information and Concentration of Credit Risk

The Fair Value Measurements and Disclosure topic of the Codification establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The three levels are defined as follows:

Level 1—inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2—inputs to the valuation methodology include prices quoted on the New York Mercantile Exchange, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers.

Level 3—inputs to the valuation methodology are observable and significant to the fair value measurement.

We evaluated our assets and liabilities to determine which items should be disclosed according to the Fair Value Measurements and Disclosures topic of the Codification. We currently measure our money market funds and derivative contracts on a recurring basis at fair value. The fair value of our money market fund investments were determined based on quoted prices in active markets for identical assets. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified at level 2, as significant other observable input in the disclosure hierarchy framework as defined by Fair Value Measurements and Disclosures topic of the Codification. The Partnership’s gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the New York Mercantile Exchange, prices quoted in spot markets and commonly referenced in industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the year ended December 31, 2009.

The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of December 31, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	of Derivative	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$24,773	$—	$—
Derivative contracts	—	3,384	—

Total	$24,773	$3,384	$—

Liabilities
Derivative contracts	$—	$(39)	$—

Total	$—	$(39)	$—

The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	of Derivative	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$154,676	$—	$—
Derivative contracts	—	9,456	—

Total	$154,676	$9,456	$—

Liabilities
Derivative contracts	$—	$(43,315)	$—

Total	$—	$(43,315)	$—

Fair values of financial instruments: We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

▪	Cash and cash equivalents—The carrying amounts approximate fair value due to the short maturity of these instruments.

▪	Demand deposits with affiliate—The carrying amounts approximate fair value due to the short maturity of these instruments.

▪	Financial instruments—Fair values for the Partnership’s natural gas swaps and options are based on contract prices in effect at December 31, 2009 and 2008. The unrealized loss on these contracts is disclosed in Note 6.

Concentration of credit risk: We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and our geographic dispersion.

8.	Turnaround Costs

The following represents a summary of the deferred plant turnaround costs for the year ended December 31, 2009 and 2008:

		Turnaround
	Beginning	Costs	Turnaround	Ending
	Balance	Capitalized	Amortization	Balance

Year ended:
December 31, 2009	$5,255	$9,375	$(6,205)	$8,425
December 31, 2008	$16,841	$294	$(11,880)	$5,255

9.	Revolving Bank Credit Facility

We have a $50.0 million revolving credit facility that expires in January 2012. The credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 300 basis points, or 3.24 percent at December 31, 2009). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85 percent of eligible accounts receivable and 60 percent of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At December 31, 2009, we had $50.0 million of borrowing availability as there were no outstanding borrowings or letters of credit under the facility.

The facility requires that there be no change of control related to Terra, such that no individual or group acquires more than 35 percent of the outstanding voting shares of Terra, as is the case with the Yara Merger. Such a change of control would constitute an event of default under the facility.

On October 9, 2009, we amended the facility so that, subject to certain conditions, the borrowing base applicable to the existing credit agreement would be measured monthly (instead of weekly as previously provided).

10.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31,

(in thousands)	2009	2008

Assets owned:
Land	$1,597	$1,597
Building and improvements	6,897	6,632
Plant and equipment	246,511	224,023
Construction in progress	4,637	6,609

	259,642	238,861
Less accumulated depreciation and amortization	(180,492)	(170,653)

Total	$79,150	$68,208

11.	Transactions with Affiliates

Under the provisions of the TNCLP Agreement of Limited Partnership, TNGP or Terra, TNGP’s parent company, is paid for all direct and indirect expenses or payments it makes on behalf of the Partnership. Terra is also reimbursed for the portion of TNGP’s or its affiliates’ administrative and overhead expenses and all other expenses necessary or appropriate to the conduct of our business and are reasonably allocable to us. Management asserts that each allocation method used and disclosed herein is reasonable.

Since we have no employees, some employee benefits, such as health insurance and pension, are allocated between TNCLP and other Terra affiliates based on direct payroll. Management believes such costs would not be materially different if we were obtaining these benefits on a stand-alone basis. For the years ended December 31, 2009, 2008 and 2007, payroll and payroll-related expenses of $16.4 million, $14.9 million and $15.5 million, respectively, were charged to us.

All production and manufacturing services are provided to us by employees of Terra Nitrogen Corporation (TNC), as affiliate of Terra. Production and manufacturing services provided to the Partnership by the employees of TNC are direct billed (on the basis of actual cost incurred) to the Partnership.

Certain services including sales, customer service and distribution are provided by TNC to us. The portion of these expenses allocated to the General Partner is charged to us. Expense allocations are based on revenue. Since it is not practical to estimate the cost to duplicate the selling support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if we were obtaining these services on a stand-alone basis. Allocated expenses under this Agreement to us were $5.3 million, $4.4 million and $5.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are provided by Terra to the General Partner. The portion of these expenses allocated to the General Partner that relate to its activities as General Partner is charged to us. Expense allocations are based on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Since it is not practicable to estimate the cost to duplicate the general and administrative support functions on a stand-alone basis, management has not attempted to estimate the amount of such expenses if we were obtaining these services on a stand-alone basis. Allocated expenses under this agreement charged to us were $11.7 million, $11.3 million and $15.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The General Partner has no employees. The prior General Partner’s employees are members of the Terra Industries Inc. Employees’ Retirement Plan (the “Terra Retirement Plan”), a noncontributory defined benefit pension plan. The accumulated benefits and plan assets of the Terra Retirement Plan are not determined separately for the prior General Partner’s employees. The General Partner recorded pension costs of $0.9 million, $0.9 million and $1.8 million ($0.6 million, $0.6 million and $1.2 million of which was charged to the Partnership) in 2009, 2008 and 2007, respectively, as its allocated share of the total periodic pension cost for the Terra Retirement Plan. Benefits are based on years of service and average final compensation.

Terra maintains a qualified savings plan that allows employees to contribute a percentage of their total compensation up to a maximum defined by the plan. Each employee’s contribution, up to a specified maximum, may be matched by the General Partner based on a specified percentage of employee contributions. Employee contributions vest immediately, while the General Partner’s contributions vest over five years. Expenses associated with the General Partner’s contribution to the Terra qualified savings plan charged to us for the years ended December 31, 2009, 2008 and 2007 were $0.5 million, $0.5 million, and $0.4 million, respectively.

Pension and qualified savings plan expense related to certain services including sales, customer service and distribution are allocated based on revenue. In addition, pensions and qualified savings plan expense related to certain services including accounting, legal, risk management, investor relations and certain employee benefits and other employee-related expenses are allocated based on individual cost causation factors (such as headcount or sales volume), or on a general allocation formula based equally on sales volume, headcount and asset values.

Cash balances are transferred to us from Terra weekly. At December 31, 2009 we did have a receivable balance from Terra of $3.8 million, compared to a $0.1 million payable balance at December 31, 2008.

Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation.

12.	Commitments and Contingencies

The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

(in thousands)

2010	$5,264
2011	3,425
2012	1,138
2013	587
2014	321
2015 and thereafter	219

Net minimum lease payments	$10,954

Included above is the lease of the Port Terminal at the Verdigris facility. The leasehold interest is scheduled to expire on April 30, 2014.

Rent expense under non-cancelable operating leases amounted to approximately $6.8 million, $6.2 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, we had commitments of approximately $31.7 million related to firm gas commitments, open purchase orders and contractual pipeline fees. The natural gas commitments are based on a firm amount of natural gas at the December 31, 2009 natural gas price. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

We are involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management’s opinion is that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, financial position or net cash flows.

13.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter

Total Revenues	$165,302	$142,771	$101,545	$98,109
Gross profit	48,286	64,789	21,796	26,060
Net income	43,342	60,778	17,310	22,874
Net income per Common Unit	1.49	2.05	0.64	1.22

2008

Total Revenues	$174,532	$256,671	$246,585	$225,229
Gross profit	82,561	134,810	108,299	106,542
Net income	81,596	130,155	106,200	104,434
Net income per Common Unit	3.93	4.01	3.41	3.55

14.	Unsolicited Proposals for a Business Combination by CF Holdings, Inc.

During 2009, CF Industries Holdings, Inc. (CF Industries) made a number of unsolicited business proposals to acquire Terra. Each such proposal was examined by the Board of Directors of Terra and each such proposal was unanimously rejected by the Board of Directors of Terra.

On January 14, 2010, CF Industries announced that it had withdrawn its proposal to acquire Terra, was no longer pursuing the acquisition and had sold all of its Terra common stock.

On March 2, 2010, Terra received a proposal from CF Industries to acquire all of the outstanding common stock of Terra for $37.15 in cash and 0.0953 of a share of CF Industries common stock for each Terra share. The proposal from CF Industries is subject to the termination of the Yara Merger Agreement, the execution of a definitive agreement with CF Industries and other customary conditions.

15.	Subsequent Events

On February 12, 2010, Terra entered into an Agreement and Plan of Merger (the Yara Merger Agreement) with Yara International ASA (Yara) and Yukon Merger Sub, Inc. (Merger Sub), an indirect, wholly owned subsidiary of Yara. If the transactions contemplated by the Yara Merger Agreement are consummated, Merger Sub will merge with and into Terra (the Yara Merger), with the result that Terra and our General Partner will become indirect, wholly owned subsidiaries of Yara and Yara would assume Terra’s role relative to our ownership and operation.

On March 2, 2010, Terra received a proposal from CF Industries to acquire all of the outstanding common stock of Terra for $37.15 in cash and 0.0953 of a share of CF Industries common stock for each Terra share. The proposal from CF Industries is subject to the termination of the Yara Merger Agreement, the execution of a definitive agreement with CF Industries and other customary conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation performed by our management, including our Chief Executive Officer and Chief Financial Officer, management has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified by the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(a)-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

(c) Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting is included below in this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.:

We have audited the internal control over financial reporting of Terra Nitrogen Company, L.P. (a limited partnership) (the “Partnership”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Partnership and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements.

Omaha, Nebraska
March 3, 2010

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

We have no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of TNGP, the General Partner. The sole stockholder of the General Partner elects the directors of the General Partner. Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation. All directors hold office until their successors are duly elected and qualified or their earlier resignation or removal. All officers of the General Partner serve at the discretion of the directors.

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

For additional information regarding the General Partners’ policy regarding risk oversight, see Item 7A., “Quantitative And Qualitative Disclosure About Market Risk; Risk Management and Financial Instruments”. The Board of Directors established a policy containing certain limits on management’s ability to hedge natural gas purchase prices in relationship to forward sales commitments of nitrogen products, and receives weekly reports from management on actual transactions and commitments in relation to policy limits. Further review and discussion of these policy limits and actual practice occur at regular and special Board of Directors meetings, along with review of other significant risk matters pertaining to conduct of our business, including reserves for doubtful accounts, working capital needs and partnership unit cash distributions.

Directors

Coleman L. Bailey	Mr. Bailey has been a director of TNGP (or its predecessor TNC) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. Age 59. The Board of Directors selected Mr. Bailey as a director, among other reasons, because of the extensive industry experience he gained while serving as the Chief Executive Officer and Chairman of the Board of Directors of Mississippi Chemical Corporation, a company which was acquired by Terra in 2004, and because of his extensive agricultural industry experience.

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, and served as Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 56. The Board of Directors selected Mr. Bennett as a director, among other reasons, because of his extensive knowledge of the nitrogen fertilizer business and industry gained while serving in numerous positions with Terra over a 35 year career.

Daniel D. Greenwell	Mr. Greenwell has been a director of TNGP since March 28, 2008. He has been Senior Vice President and Chief Financial Officer of Terra since July 2007;

Vice President, Controller from April 2005 to July 2007; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies Inc. from 1996 to 2002. Age 47. The Board of Directors selected Mr. Greenwell as a director, among other reasons, because of his knowledge of the fertilizer industry, the leadership positions he has held with Terra and his extensive financial and accounting expertise.

Michael A. Jackson	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He was the President and Chief Executive Officer of Agri Business Group, Inc. from 1979 through October 31, 2005; and has been the President and Chief Executive Officer of ABG, Inc., an Adayana company from November 1, 2005 to the present. He was promoted to the position of President and Chief Executive Officer of Adayana, Inc. on April 4, 2008. Age 55. The Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc.

Anne H. Lloyd	Ms. Lloyd was elected to the board on May 5, 2009. She has been Executive Vice President, Chief Financial Officer and Treasurer of Martin Marietta Materials, Inc. since August 2009; Senior Vice President, Chief Financial Officer and Treasurer from 2006 to 2009; Senior Vice President and Chief Financial Officer from 2005 to 2006; Chief Accounting Officer from 1999 to 2005; and Vice President and Controller from 1998 to 1999. Age 49. The Board of Directors selected Ms. Lloyd as a director, among other reasons, because of her significant experience gained in a variety of positions with a public company, particularly her expertise with public company financial reporting, enabling her to qualify as an “audit committee financial expert” as that term has been defined by the SEC.

Theodore D. Sands	Mr. Sands has been a director of TNGP (or its predecessor TNC) since July 2000. He has been the President of HAAS Capital, LLC since February 1999. Mr. Sands is also a director of Arch Coal, Inc. Age 64. The Board of Directors selected Mr. Sands as a director, among other reasons, because of his extensive experience in investment banking and in the metals and mining industries.

Several directors also serve on the boards of directors of other companies subject to the reporting requirements of the U.S. federal securities laws. Mr. Bennett is a director of Terra Industries Inc. and Alliant Energy; Mr. Jackson is a director of Renewable Energy Group, Inc.; and Mr. Sands is a director of Arch Coal Inc.

Principal Operating Executive Officers

Michael L. Bennett	Mr. Bennett has been President of TNGP (or its predecessor TNC) since June 1998, and Chairman of the Board since April 2002, and a director since March 1995. He has been President and Chief Executive Officer of Terra since April 2001, and served as Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Age 56.

Edward J. Dillon	Mr. Dillon has been Vice President and Controller of TNGP since April 2009. He has been Vice President and Controller of Terra since November 2008. In 1998, he joined General Electric Company and served in numerous roles including Finance Manager for the National Broadcasting Company in New York

City, progressing to Global Controller for the consumer & industrial segment in Louisville, Kentucky. He joined INVISTA, a subsidiary of Koch Industries, Inc. (KII) in 2005 in Wichita as Director of Corporate Finance and in 2007, moved to KII Corporation as Finance Director. Age 42.

Joseph D. Giesler	Mr. Giesler has been Vice President of TNGP since April 2006. He has been Senior Vice President, Commercial Operations of Terra since December 2004; and served as Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; and Director of Marketing for Terra from June 2000 to August 2001. Age 51.

Daniel D. Greenwell	Mr. Greenwell has been a director of TNGP since March 28, 2008, was elected Vice President and Chief Financial Officer of TNGP in February 2008, and served as Vice President and Chief Accounting Officer of TNGP from April 2006 to February 2008. He has been Senior Vice President and Chief Financial Officer of Terra since August 1, 2007; and served as Vice President, Controller of Terra from April 2005 to August 2007; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer for Zoltek Companies Inc. from 1996 to 2002. Age 47.

John W. Huey	Mr. Huey has been Vice President, General Counsel and Corporate Secretary of TNGP since October 2006. He was an attorney with Shughart, Thomson & Kilroy from 2005 to September 2006 and an attorney with Butler Manufacturing Company from 1978-2004, serving most recently as Vice President and General Counsel from 1998 to 2004. Age 62.

Richard S. Sanders Jr.	Mr. Sanders has been Vice President, Manufacturing of TNGP (or its predecessor TNC) since October 2003. He has been Vice President, Manufacturing of Terra since July 2003 and Plant Manager, Verdigris facility from 1995 to 2003. Age 52.

Douglas M. Stone	Mr. Stone has been Vice President, Sales and Marketing of TNGP since April 2009. He has been Senior Vice President, Sales and Marketing of Terra since September 2007; Vice President, Corporate Development and Strategic Planning from 2006 to September 2007; Director, Industrial Sales from 2003 to 2006; Manager, Methanol and Industrial Nitrogen from 2000 to 2003. Age 44.

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

Meetings of the Board

The Board of Directors held six regular meetings in 2009. Each director attended 100 percent of the total meetings of the board and board committees of which he or she was a member.

Audit Committee

In 2009, the Audit Committee of the Board of Directors of TNGP met four times and is currently composed of Ms. Lloyd (Chairman) and Messrs. Sands, Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The

Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of TNGP, the Partnership and the Operating Partnership. The Board of Directors has further determined that Ms. Lloyd meets the requirements to be named “audit committee financial expert” as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Audit Committee Charter was adopted by the General Partner’s Board of Directors on September 1, 2005, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on Terra’s Web site at www.terraindustries.com by selecting “Investors,” then “Terra Nitrogen Company, L.P.,” and “Governance” from the drop down list on our home page. The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in the Investor Relations section of this Report.

Nominating and Corporate Governance Committee

In 2009, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met five times and is currently composed of Messrs. Sands (Chairman), Jackson, Bailey and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Corporate Governance Guidelines of the Board of Directors establishes that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP’s business environment and willingness to devote adequate time and energy to the Board of Directors’ duties. The Corporate Governance Guidelines also establishes that the Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.

The Board of Directors has determined that the above mentioned policy has been implemented appropriately when, and has been effective in, determining the qualifications of potential director candidates to the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s executive officers, directors and greater than 10 percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP’s executive officers and directors, all of the Partnership’s officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2009 in a timely manner.

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

The Board of Directors of TNGP has affirmatively determined that Messrs. Bailey, Jackson, Sands and Ms. Lloyd each meet the criteria for independence required by the NYSE listing standards. Following its evaluation, the board concluded that none of these directors were involved in any transaction, relationship or arrangement not otherwise disclosed that would impair his or her independence.

During 2009, in accordance with the Corporate Governance Guidelines, non-management directors met at regularly scheduled executive sessions of the board without management and the independent directors met in executive session. The executive sessions are held at board meetings and the non-management directors choose one of the non-management directors to lead the discussion and preside at each such meeting.

The General Partner has no policy requiring either that the positions of the Chairman of the Board of Directors and the President be separate or that they be occupied by the same individual. Currently, the Board of Directors believes that the President is best situated to serve as Chairman of the Board of Directors because he is the director most familiar with TNCLP’s business and the industry as a whole. Further, the President’s role as Chief Executive Officer of Terra, and the substantial industry experience he has gained during his 35 year tenure at Terra, provides him with additional significant insight into TNCLP’s strategic opportunities. Because of the unique qualities and experiences of each of our directors, the Board believes the current structure of the combined position of President and Chairman of the Board best suits the needs of TNCLP.

Communication

Interested parties who wish to report questionable business practices may do so by calling Terra’s toll free, anonymous hotline at 1-866-551-8010 (in the U.S. and Canada) or at 011-44-866-551-8010 (in the U.K.). Interested parties who wish to communicate a message to the board, the non-management directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 600 Fourth Street, Sioux City, IA 51101. Such communications can also be made by calling (712) 277-1340 or by e-mail at boardethics@terraindustries.com.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We do not have any executive officers or employees. Instead, we are managed by our General Partner, Terra Nitrogen GP Inc. (TNGP), the executive officers of which are employees of Terra Industries Inc. or its subsidiaries (Terra). Terra owns approximately 75 percent of the outstanding common units representing our limited partnership interests and Terra is also the 100 percent owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from Terra, although a portion of Terra’s expenses for the executive officers’ compensation is allocated to us pursuant to the Amended and Restated General and Administrative Services Agreement Regarding Services by Terra Industries Inc. The compensation committee of the Board of Directors of Terra is responsible for the compensation decisions relating to the executive officers of TNGP. The Board of Directors of TNGP does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP’s executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by Terra, see the Schedule 14A definitive proxy statement of Terra Industries Inc. which will be filed with the Securities and Exchange Commission (SEC) when available.

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

Since we have no executive officers or employees, all employment-related functions, including manufacturing, production, sales, customer service, distribution, accounting, internal audit, legal, risk management and investor relations are provided to us by employees of Terra or other affiliates of Terra.

All production and manufacturing services are provided to us by employees of Terra Nitrogen Corporation (TNC), which is also a wholly owned subsidiary of Terra. The compensation costs and employee benefits of these employees are charged to us. Production and manufacturing services provided to the Partnership by the employees of TNC are direct billed (on the basis of actual cost incurred) to the Partnership. Neither TNCLP nor TNGP makes any compensation decisions related to these employees. In addition, TNGP records pension costs for certain of these employees who participate in the Terra Industries Inc. Employees’ Retirement Plan, a defined benefit pension plan. For certain of these employees who participate in the qualified savings plan maintained by Terra, TNGP also makes matching contributions with such matching contributions vesting immediately, and additional non-elective contributions for such employees who were hired on or after July 1, 2003, with such additional contributions vesting over a period of five years provided that the employees remain employed with TNC or Terra during that period.

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

Upon consummation of the transactions contemplated by the Yara Merger Agreement, our General Partner will become an indirect, wholly owned subsidiary of Yara and Yara would assume Terra’s role relative to our ownership and operation.

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

Respectfully submitted,
Michael L. Bennett, Chairman
Coleman L. Bailey
Daniel D. Greenwell
Michael A. Jackson
Anne H. Lloyd
Theodore D. Sands

Summary Compensation Table

Pursuant to the SEC’s executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2009.

Director Compensation

TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the “TNGP Board”) for the fiscal year ended December 31, 2009.

	Fees Earned
	or Paid in	Stock Awards
Name	Cash ($)(1)	($)(2)	Total

Bailey, C.	$49,600	$380,045	$429,645
Jackson, M.	$49,600	$374,842	$424,442
Lloyd. A.	$12,800	$99,530	$112,330
Sands, T.	$52,100	$247,749	$299,849

(1)	For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)	This column represents the fair value under ASC 718 (pre-codification FAS 123R) with respect to TNCLP phantom units held by each director. The phantom unit awards will settle in cash based upon the 20 day average market price of TNCLP stock on the date of vesting. Pursuant to ASC 718 the fair value was calculated based upon the outstanding units under the Pre-2008 Phantom Unit Program and the Post-2007 Phantom Unit Program multiplied by the 20 day average market price of TNCLP as of December 31, 2009. For purposes of this calculation, we assumed that (i) no phantom units would be forfeited, (ii) the price of the phantom units was $106.31, the 20 day average as of December 31, 2009. Outstanding units included 3,575 phantom units held by Mr. Bailey, 3,526 phantom units held by Mr. Jackson, 936 units held by Ms. Lloyd, and 2,330 units held by Mr. Sands.

Director Fees Paid in Cash

2009 Director Cash Compensation

In 2009, each non-employee director of TNGP received an annual retainer of $30,000 (paid quarterly) and board and committee meeting fees of $1,400 per meeting attended. Ms. Lloyd, who was elected to the board on May 5, 2009 and appointed Chairman of the Audit Committee in conjunction therewith, received a prorated portion of the annual retainer (paid quarterly), plus a prorated portion of an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Sands received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. Mr. Bennett and Mr. Greenwell serve on the TNGP Board and are employees of Terra, and therefore receive no additional compensation for serving on the TNGP Board.

In 2010, the non-employee directors of TNGP will receive the same levels of cash compensation that they received in 2009.

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

In order to allow the TNGP directors to take advantage of a special transition rule under Section 409A that was scheduled to expire on December 31, 2007, (and was later extended to December 31, 2008), the TNGP directors were offered a one-time opportunity to elect to convert a portion of their phantom units into cash that would be paid to them on January 15, 2008. Each director was required to make an election by December 10, 2007, and was required to continue to hold at least 2,000 phantom units following the election, which the Board established as a minimum ownership guide (“Ownership Guide”) also at its October 22, 2007 meeting. The amount each director received in exchange for the phantom units converted into cash was equal to the product of the number of phantom units the director elected to convert into cash and the closing price of one TNCLP common unit on the date that such director made the election.

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

The first grant of phantom units under the Post-2007 Phantom Unit Program was made on January 15, 2008 to each of the non-employee directors of TNGP. On January 15, 2009, a subsequent grant of phantom units was made to each non-employee director of 1,013 units. In conjunction with her election to the board of directors, Ms. Lloyd received a grant of 887.80 units, which was equivalent to an annual grant under, and subject to the terms of the Post-2007 Phantom Unit Program. These phantom units vested on January 15, 2010 and a cash payment in the amount of $116,540.05 was made to each of Messrs. Bailey, Jackson, Sands and $99,716.79 to Ms. Lloyd on that date. The amount received by each director, except Ms. Lloyd, also included vested quarterly cash distributions for the four quarters of 2009 (107.08 units). Ms. Lloyd received 48.42 additional units representing vested quarterly cash distributions following her May 2009 grant. A grant of 1,002.71 phantom units was made to each of Messrs. Bailey, Jackson, Sands and Ms. Lloyd on January 15, 2010 pursuant to the Post-2007 Phantom Unit Program.

Phantom Unit Deferred Compensation Plan

In December 2009, the Board of Directors adopted the Non-Employee Director Phantom Unit and Deferred Compensation Plan (the “Plan”), an unfunded plan designed to provide non-employee directors with the opportunity to satisfy the Ownership Guide by deferring receipt of certain compensation earned by the director in the form of phantom units. Under the Plan, each non-employee director may elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25 percent) of phantom units that may be awarded during the following year. The deferral elections made in December 2009 will impact awards made January 2010, which will vest January 2011.

The following table sets forth the number of phantom units held by each non-employee director as of the date of this report and awards vested in 2009.

	Number of Phantom		Number of Phantom
Name	Units Vested in 2009	Amount Realized ($)	Units Currently Held(1)

Bailey, C.	960.08	$95,998.40	3,483.42
Jackson, M.	960.08	$95,998.40	3,434.47
Lloyd, A.	—	$—	1,002.71
Sands, T.	960.08	$95,998.40	2,238.98

(1)	Included a grant of 1,002.71 phantom units that was made to each non-employee director of TNGP on January 15, 2010 pursuant to the Post-2007 Phantom Unit Program.

Other Director Compensation

TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.

Compensation Committee Interlocks and Insider Participation

TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of Terra has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of Terra. The Compensation Committee of Terra is composed of the directors named as signatories to the “Report on Executive Compensation” as set forth in Terra’s 2009 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, and as related to his or her position as a director, except as described under the caption “Certain Relationships and Related Transactions.” During 2009, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP’s (or its predecessor) Board or Terra’s Compensation Committee. None of the members of Terra’s Compensation Committee are employees of Terra or its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP’s principal executive offices are located at 600 Fourth Street, Sioux City, Iowa 51101. Terra Capital, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of Terra. The TNGP stock is pledged as security under the Partnership’s Credit Agreement. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Revolving Bank Credit Facility, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Terra Capital, Inc., Terra LP Holdings LLC and Terra Nitrogen Corporation owned, as of December 31, 2009, 2,716,600, 4,732,621 and 6,439,793 common units of TNCLP, respectively. Terra and its subsidiaries are engaged in certain transactions with the Partnership described under the caption “Certain Relationships and Related Transactions” below.

The following table shows the ownership of TNCLP common units and Terra common stock as of December 31, 2009 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons) (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 600 Fourth Street, Sioux City, Iowa 51101.

	Number of		Number of Terra
	TNCLP Units		Common Shares
	Beneficially	Percent of	Beneficially	Percent of
Name	Owned	Class	Owned[1]	Class

Terra Nitrogen Corporation[2,3]	6,439,793	34.8%	—	—
Terra LP Holdings LLC[2]	4,732,621	25.6%	—	—
Terra Capital, Inc.[2]	2,716,600	14.7%	—	—
Terra Nitrogen GP Inc.[4]	—	—	—	—
Coleman L. Bailey	—	—	—	—
Michael L. Bennett	—	—	585,696	*
Daniel D. Greenwell	—	—	84,454	*
Michael A. Jackson	—	—	—	—
Anne H. Lloyd	—	—	—	—
Theodore D. Sands	—	—	—	—
Edward J. Dillon	—	—	10,300	*
Joseph D. Giesler	—	—	111,703	*
John W. Huey	—	—	34,095	*
Richard S. Sanders, Jr.	—	—	103,249	*
Douglas M. Stone	—	—	32,805	*
All directors and management as a group (11 persons)	—	—	962,302	*

*	Represents less than 1% of class.

1.	Each person has sole voting and investment power of all the securities indicated. The shares of Terra common stock shown include ownership of restricted common stock, which is subject to certain performance-related vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan, in each case as of December 31, 2009.

2.	Each of Terra Nitrogen Corporation, Terra LP Holdings LLC and Terra Capital, Inc. is an indirect, wholly-owned subsidiary of Terra Industries Inc. Upon consummation of the transactions contemplated by the Yara Merger Agreement, Terra Industries Inc. will become an indirect, wholly owned subsidiary of Yara.

3.	Terra Nitrogen Corporation also owns 184,072 Class B Common Units.

4.	Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interests in the Partnership.

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

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Deloitte & Touche LLP, the Partnership’s principal accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Type of Fee	2009	2008
Audit Fees(1)	$261,500	$277,500
Audit Related Fees	0	0

Total Audit and Audit Related Fees	261,500	277,500

Tax Fees	0	0
All Other Fees	0	0

Total Fees	$261,500	$277,500

(1)	Audit Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Forms 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of the Partnership’s financial statements included herein was approved by the Audit Committee on February 5, 2009. Additionally, each permissible non-audit engagement or service performed by Deloitte & Touche LLP is required to be reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements of Terra Nitrogen Company, L.P. is included in Item 8 herein.

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Accounting Firm

2.	Index to Financial Statement Schedules, Reports and Consents

(b)	Exhibits

3.1	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005, filed as Exhibit 3.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

3.2	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

3.3	By-Laws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP’s Form 8-K filed on September 7, 2005, are incorporated herein by reference.

3.4	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.29 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.5	By-Laws of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.30 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

3.6	Certificate of Amendment to Certificate of Limited Partnership of TNCLP dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.1	Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.3 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.3	Form of Transfer Application (included in Exhibit A to the Deposit Agreement filed as Exhibit 4.1 hereto), filed as Exhibit 4.4 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

4.4	Intercompany Promissory Note dated October 10, 2001, between Terra Nitrogen, Limited Partnership and Terra Capital, Inc., filed as Exhibit 4.5 to the TNCLP Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

4.5	$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner filed as Exhibit 4.19 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

4.6	Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.7	Amendment No. 1 to the Credit Agreement dated July 29, 2005, among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.

4.8	Amendment No. 2 to the Credit Agreement dated February 2, 2007, among Terra Nitrogen Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.8 to the TNCLP Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

4.9	Amendment No. 3 to the Credit Agreement dated October 9, 2009, among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.16 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.

10.1**	Master Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership.

10.2**	Lease Agreement dated October 11, 1989, among ONEOK Inc., Oklahoma Natural Gas Company, ONG Western Inc., ONG Red Oak Transmission Company, ONG Transmission Company, Agrico Chemical Company and Freeport-McMoRan Resource Partners, Limited Partnership

10.3	Gas Service Agreement dated October 11, 1989, between Oklahoma Natural Gas Company and Agrico Chemical Company, filed as Exhibit 10.4 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.4**	Transportation Service Agreement dated as of September 1, 1988, among Reliant Energy Gas Transmission Company and Agrico Chemical Company, as supplemented by Letter Agreements dated September 2, 1988, and November 1, 1990, and Consent to Assignment dated March 9, 1990

10.5	Transportation Service Agreement effective January 1, 1990, between MAPCO Ammonia Pipeline, Inc. and Agrico Chemical Company, and Consent to Assignment dated January 22, 1991, filed as Exhibit 10.6 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference

10.6	Lease Agreement dated as of December 22, 1988, between PLM Investment Management, Inc. and Agrico Chemical Company, and Consent to Assignment dated February 23, 1990, and Assignment and Assumption effective as of March 1, 1990, filed as Exhibit 10.9 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.7	Lease dated September 6, 1977, between Tulsa-Rogers County Port Authority and Agrico Chemical Company, as supplemented, filed as Exhibit 10.12 to the TNCLP Registration Statement No. 33-43007, dated September 27, 1991, is incorporated herein by reference.

10.8	General and Administrative Services Agreement regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.9	General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.10	Amended Demand Deposit Agreement dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.11	Form of Phantom Unit Award of Terra Nitrogen Company, L.P., filed as Exhibit 10.41 of the TNCLP Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.12	Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit Agreement approved by the TNGP Board of Directors, dated October 22, 2007, filed as Exhibit 10.17 to the TNCLP Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

10.13*	Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit and Deferred Compensation Plan approved by the TNGP Board of Directors on December 17, 2009.

10.14	Reorganization Agreement, by and among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.15	Conveyance, Assignment and Assumption Agreement, by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc., dated September 1, 2005, filed as Exhibit 10.2 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.16	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 10.3 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.17	Amendment to General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation, dated September 1, 2005, filed as Exhibit 10.5 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.18	First Amendment to General and Administrative Services Agreement Regarding Services by Terra Industries Inc., dated September 1, 2005, filed as Exhibit 10.4 to TNCLP’s Form 8-K filed on September 7, 2005, is incorporated herein by reference.

10.19	Amended and Restated General and Administrative Services Agreement by and between Terra Industries Inc., Terra Nitrogen Corporation, and Terra Nitrogen GP Inc., dated October 23, 2007, filed as Exhibit 10.1 to TNCLP’s Form 10-Q filed on October 29, 2007, is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been granted for portions of the exhibit.

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

Daniel D. Greenwell
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 3, 2010 and in the capacities indicated.

Signature	Title

/s/ Michael L. Bennett (Michael L. Bennett)	Director, President and Chairman of the Board of Terra Nitrogen GP Inc. (Principal Executive Officer)

/s/ Coleman L. Bailey (Coleman L. Bailey)	Director of Terra Nitrogen GP Inc.

/s/ Daniel D. Greenwell (Daniel D. Greenwell)	Director, Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael A. Jackson (Michael A. Jackson)	Director of Terra Nitrogen GP Inc.

/s/ Anne H. Lloyd (Anne H. Lloyd)	Director of Terra Nitrogen GP Inc.

/s/ Theodore D. Sands (Theodore D. Sands)	Director of Terra Nitrogen GP Inc.