Form 10-Q
period 2010-03-31
TERRA NITROGEN CO L P /DE
filed 2010-05-07
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
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

Registrant's telephone number, including area code: (712) 277-1340

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        At the close of business on May 7, 2010 there were 18,501,576 Common Units.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2010	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$87,154	$24,778	$138,588
Demand deposits with affiliate	—	3,835	6,408
Accounts receivable, less allowance for doubtful accounts of $760, $760 and $0	24,491	23,878	34,314
Inventories, net	41,350	29,506	37,869
Prepaid expenses and other current assets	1,345	5,363	5,297

Total current assets	154,340	87,360	222,476

Property, plant and equipment, net	79,825	79,150	69,185
Other long-term assets	14,384	15,305	9,840

Total assets	$248,549	$181,815	$301,501

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$27,274	$23,407	$18,904
Customer prepayments	48,584	16,402	72,253
Derivative hedge liabilities	4,212	39	11,510

Total current liabilities	80,070	39,848	102,667

Other long-term liabilities	423	654	1,212

Total liabilities	80,493	40,502	103,879

Partners' capital:
Limited partners' interests, 18,502 Common Units authorized and outstanding	185,711	152,802	190,420
Limited partners' interests, 184 Class B Common Units authorized and outstanding	182	(145)	536
General partners' interest	(13,820)	(14,507)	17,025
Accumulated other comprehensive (loss) income	(4,017)	3,163	(10,359)

Total partners' capital	168,056	141,313	197,622

Total liabilities and partners' capital	$248,549	$181,815	$301,501

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product revenues	$118,564	$165,076
Other income	179	226

Total revenues	118,743	165,302

Costs and expenses:
Cost of goods sold	79,184	117,016

Gross profit	39,559	48,286
Operating expenses	5,574	5,277

Income from operations	33,985	43,009
Interest expense	(81)	(81)
Interest income	19	414

Net income	$33,923	$43,342

Allocation of net income:
General Partner	$687	$15,423
Class B Common Units	327	423
Common Units	32,909	27,496

Net income	$33,923	$43,342

Net income per Common Unit	$1.78	$1.49

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$33,923	$43,342
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,966	4,270
Non-cash loss on derivative instruments	200	4
Changes in operating assets and liabilities:
Receivables	(613)	3,739
Inventories	(11,844)	19,338
Accounts payable and customer prepayments	36,705	22,166
Other assets and liabilities	(315)	(5,492)

Net cash flows from operating activities	62,022	87,367

Investing activities:
Capital expenditures and plant turnaround expenditures	(3,481)	(3,601)
Changes in demand deposits with affiliate	3,835	(6,408)

Net cash flows from investing activities	354	(10,009)

Financing activities:
Partnership distributions paid	—	(93,451)

Net cash flows from financing activities	—	(93,451)

Increase (decrease) to cash and cash equivalents	62,376	(16,093)
Cash and cash equivalents at beginning of period	24,778	154,681

Cash and cash equivalents at end of period	$87,154	$138,588

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63	$63

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(in thousands, except for units)

(unaudited)

(in thousands, except for Units)	Common Units	Class B Common Units	General Partners' Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Comprehensive Income
Partners' capital at January 1, 2010	$152,802	$(145)	$(14,507)	$3,163	$141,313
Net income	32,909	327	687	—	33,923	$33,923
Change in fair value of derivatives	—	—	—	(7,180)	(7,180)	(7,180)

Comprehensive income						$26,743

Distributions	—	—	—	—	—

Partners' capital at March 31, 2010	$185,711	$182	$(13,820)	$(4,017)	$168,056

Limited partner units issued and outstanding March 31, 2010:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2010			18,685,648

(in thousands, except for Units)	Common Units	Class B Common Units	General Partners' Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Comprehensive Income
Partners' capital at January 1, 2009	$217,894	$1,024	$39,172	$(30,781)	$227,309
Net income	27,496	423	15,423	—	43,342	$43,342
Change in fair value of derivatives	—	—	—	20,422	20,422	20,422

Comprehensive income						$63,764

Distributions	(54,970)	(911)	(37,570)	—	(93,451)

Partners' capital at March 31, 2009	$190,420	$536	$17,025	$(10,359)	$197,622

Limited partner units issued and outstanding March 31, 2009:
Common Units			18,501,576
Class B Common Units			184,072

Total units outstanding at March 31, 2009			18,685,648

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited)

1.    Background and Basis of Presentation

        Terra Nitrogen Company, L.P. (TNCLP, our, we, or us) is a producer and marketer of wholesale nitrogen products made from natural gas. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (Operating Partnership), are referred to herein, collectively, as the "Partnership." Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma. We operate in one principal industry segment—Nitrogen Products, which is based upon the guidance provided in the Segment Reporting topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). As a wholesale nitrogen producer, we do not report industry segments in a separate disclosure because our only reportable industry segment is nitrogen.

        The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K.

        Our significant accounting policies are described in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Partnership's financial position, results of operations and cash flows for the periods presented.

        Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for future quarters or the full year.

2.    New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the FASB Codification that was effective for periods ending after September 15, 2009, and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In June 2009, the FASB issued an accounting standard that revises the rules for consolidating variable interest entities (ASU No. 2009-17). This standard changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2.    New Accounting Standards (Continued)

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets (ASU No. 2009-16). This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and to disclose separately certain additional information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the effective portions of this standard as of March 31, 2010. The adoption of the effective portions of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit (ASU No. 2009-13). It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements.

3.    Agreement of Limited Partnership

        We make quarterly distributions to our partners based on Available Cash (as defined in our Agreement of Limited Partnership) for the quarter. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as Terra Nitrogen GP Inc. (the General Partner), an indirect, wholly-owned subsidiary of Terra Industries Inc. (Terra), determines in its reasonable discretion to be necessary. Based upon the liquidity needs of the business, these reserve requirements did not allow for a quarterly distribution for the quarter ended March 31, 2010. We paid a quarterly distribution of $93.5 million to our partners for the quarter ended March 31, 2009.

        We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to its general partner (who is also our General Partner). Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and Class B Common Unitholders and 0.025% to our

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3.    Agreement of Limited Partnership (Continued)

General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests or Incentive Distribution Rights (IDRs).

        On April 28, 2010, we announced a $1.25 cash distribution per common limited partnership unit, payable on May 27, 2010 to holders of record as of May 10, 2010. Since TNCLP did not declare a distribution for the fourth quarter of 2009 an MQD shortfall was created which is required to be fulfilled before the General Partner is to receive IDRs. The announced $1.25 cash distribution fulfills the MQD shortfall and exceeds current quarterly requirements. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner	Total
Minimum Quarterly Distribution	$0.605	$0.605	98.990%	0.985%	0.025%	100.000%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.000%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.000%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.000%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100.000%

        The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.

        At March 31, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4.    Net Income per Common Unit

        Basic and diluted income per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted income per Common Unit for the three month period ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands, except per-unit amounts)	2010	2009
Basic income per Common Unit:
Net income	$33,923	$43,342
Less: Net income allocable to Class B Common Units	(327)	(423)
Less: Net income allocable to General Partner	(687)	(15,423)

Net income allocable to Common Units	32,909	27,496
Weighted average units outstanding	18,502	18,502

Net income per Common Unit	$1.78	$1.49

        There were no dilutive Common Units outstanding for the three periods ended March 31, 2010 and 2009.

5.    Inventories, Net

        Inventories consisted of the following:

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Materials and supplies	$9,373	$9,137	$9,665
Finished goods	31,977	20,369	28,204

Total	$41,350	$29,506	$37,869

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

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

        Until our derivatives settle, we test derivatives for ineffectiveness. This includes assessing the correlation of New York Mercantile Exchange (NYMEX) pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines' pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically and industry appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines' prices at our facilities.

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

        To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of March 31, 2010, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.

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

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements and inventory through the use of swaps and options. These contracts reference

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6.    Derivative Financial Instruments (Continued)

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

        As of March 31, 2010 and 2009, we had open derivative contracts for 4.6 million MMBtus and 7.7 million MMBtus, respectively, of natural gas.

        The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheets are shown by those in an asset or liability position and are all categorized as commodity derivatives.

Asset Derivatives(a)
(in thousands)

Derivative Instrument	Location	March 31, 2010	December 31, 2009	March 31, 2009
Commodity Derivatives	Other current assets	$9	$3,384	$3,678

Liability Derivatives(a)

Derivative Instrument	Location	March 31, 2010	December 31, 2009	March 31, 2009
Commodity Derivatives	Derivative hedge liabilities	$(4,212)	$(39)	$(11,510)
(a)
Amounts are disclosed at gross fair value as required by the Derivative and Hedging topic of the Codification. All of our commodity derivatives are designated as cash flow hedging instruments. See Notes 1 and 6 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K for additional information on our overall risk management strategies.

        Certain derivatives outstanding at March 31, 2010 and 2009, which settled during April 2010 and April 2009, respectively, are included in the position of open natural gas derivatives in the table above. The April 2010 derivatives settled for an approximate $2.6 million loss compared to the April 2009 derivatives which settled for an approximate $6.0 million loss. All material open derivatives at March 31, 2010 will settle during the next 12 months.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6.    Derivative Financial Instruments (Continued)

        At March 31, 2010 and 2009, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $0.2 million charge and $0.6 million charge, respectively, to cost of sales for the three month periods ending March 31, 2010 and 2009, respectively. At March 31, 2009, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, reported a $0.6 million charge to cost of sales.

        The effective portion of gains and losses on derivative contracts that qualify for hedge treatment are carried as AOCI and credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions of fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. All of our commodity derivatives are designated as cash flow hedging instruments under the Derivatives and Hedging topic of the Codification. See Notes 1 and 6 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K for additional information on our overall risk management strategies.

        The following table presents the effect of our commodity derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

Three Months Ended
(in thousands)

Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI into Income			Amount of Gain (Loss) Recognized in Income(b)
		Location of Gain (Loss) Reclassified from AOCI into Income(a)
March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009	Location of Gain (Loss) Recognized in Income(b)	March 31, 2010	March 31, 2009
$(4,017)	$(13,287)	Cost of Sales	$892	$(33,709)	Cost of Sales	$(185)	$(1,240)
(a)
Effective portion of gain (loss)

(b)
The amount of gain or (loss) recognized in income represents ($0.2) million and ($0.6) million related to the ineffective portion of the hedging relationships for the three months ended March 31, 2010 and March 31, 2009, respectively, and $0.0 million and $(0.6) million related to the amount excluded from the assessment of hedge effectiveness, respectively.

        Approximately $4.0 million of the net accumulated loss at March 31, 2010 will be reclassified into earnings during the next twelve months as compared to $10.4 million of the net accumulated loss at March 31, 2009.

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

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.    Fair Value Measurements (Continued)

        The three levels are defined as follows:

  •
  Level 1—inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

  •
  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  •
  Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        We evaluated our assets and liabilities to determine which items should be disclosed according to the Fair Value Measurements and Disclosures topic of the Codification. We currently measure our money market funds and derivative contracts on a recurring basis at fair value. The fair value of our money market fund investments were determined based on quoted prices in active markets for identical assets. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified at Level 2, as a significant other observable input in the disclosure hierarchy framework as defined by the Fair Value Measurements and Disclosures topic of the Codification. The Partnership's gas derivative contracts, which are classified as a Level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the NYMEX, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the three months ending March 31, 2010.

        The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of March 31, 2010:

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$87,149	$—	$—
Derivative contracts	—	9	—

Total	$87,149	$9	$—

Liabilities
Derivative contracts	$—	$(4,212)	$—

Total	$—	$(4,212)	$—

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.    Fair Value Measurements (Continued)

        The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of December 31, 2009:

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$24,773	$—	$—
Derivative contracts	—	3,384	—

Total	$24,773	$3,384	$—

Liabilities
Derivative contracts	$—	$(39)	$—

Total	$—	$(39)	$—

        The following table summarizes the valuation of our assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of March 31, 2009:

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$138,583	$—	$—
Derivative contracts	—	3,678	—

Total	$138,583	$3,678	$—

Liabilities
Derivative contracts	$—	$(11,510)	$—

Total	$—	$(11,510)	$—

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

  •
  Financial instruments—Fair values for the Partnership's natural gas swaps and options are based on contract prices in effect at March 31, 2010 and 2009. The unrealized loss on these contracts is disclosed in Note 6 herein.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.    Fair Value Measurements (Continued)

        Concentration of credit risk:    We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors' ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables is minimized due to a large customer base and our geographic dispersion.

8.    Turnaround Costs

        The following represents a summary of the deferred plant turnaround costs for the three months ended March 31, 2010 and 2009:

(in thousands)	Beginning Balance	Turnaround Costs Capitalized	Turnaround Amortization	Ending Balance
Period ended:
March 31, 2010	$8,425	$69	$(1,211)	$7,283
March 31, 2009	$5,255	$247	$(1,875)	$3,627

9.    Revolving Credit Facility

        We have a $50 million revolving credit facility (facility). The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 300 basis points, or 3.23% at March 31, 2010). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The agreement also requires us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At March 31, 2010, we had $50 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.

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

        The facility also requires that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended (Exchange Act)) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facility. On April 2, 2010, we entered into a waiver relating to this facility. The waiver provides for the waiver of the change of control event of default that would have resulted from CF Industries Holdings, Inc.'s (CF) acquisition of more than

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

9.    Revolving Credit Facility (Continued)

35% of Terra's outstanding common stock on April 5, 2010 (see Note 10). The waiver is effective through July 1, 2010. The General Partner is currently considering options to replace the facility. There can be no assurance, however, that the facility can be replaced on terms acceptable to the General Partner or at all.

10.    Subsequent Event

        During 2009, CF made a number of proposals to acquire Terra.

        On February 15, 2010, Terra and Yara International ASA (Yara) announced that, on February 12, 2010, they had entered into an agreement and plan of merger (Yara/Terra merger agreement) pursuant to which Yara would acquire Terra. The Yara/Terra merger agreement allowed Terra to terminate the agreement to accept a "superior proposal" (as defined in the Yara/Terra merger agreement) subject to certain conditions, including the payment of a cash termination fee of $123.0 million to Yara.

        On March 2, 2010, CF announced a new offer to acquire Terra, and on March 5, 2010, CF commenced an exchange offer to acquire all of Terra's outstanding common stock for consideration consisting of $37.15 in cash and 0.0953 of a share of CF common stock per share of Terra common stock. On March 10, 2010, Terra announced that the Terra board of directors had determined that CF's offer constituted a "superior proposal" under the terms of the Yara/Terra merger agreement, and on March 12, 2010, after complying with the procedures to terminate the Yara/Terra merger agreement, Terra entered into a definitive merger agreement with CF, which provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger (the CF/Terra merger agreement.)

        On April 5, 2010, following the initial expiration of the exchange offer, CF acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, CF completed the second-step merger in which one of CF's subsidiaries merged with and into Terra and Terra became an indirect wholly-owned subsidiary of CF.

        Effective in April 2010, TNCLP will discontinue the use of hedge accounting for derivative instruments, including natural gas swaps. This change will not affect the hedging strategy, economic decisions or cash flows of TNCLP. Once hedge accounting ceases, the entire unrealized gain or loss on derivative instruments will be recorded directly in income for the period. These unrealized gains or losses on derivative instruments will be communicated as part of reporting quarterly earnings of TNCLP.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common units. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K, which discuss our business in greater detail.

        The section entitled "Risk Factors" contained in Part II, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC.

Dependence on Terra

        We have been dependent on Terra Industries Inc. (Terra) in a number of respects. Terra provides all of our management, natural gas purchasing and hedging, selling and administrative services and operates our facilities through its wholly-owned subsidiary Terra Nitrogen GP Inc., the Partnership's General Partner. Terra is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF). CF and its wholly-owned subsidiaries, including Terra, have more debt and debt service requirements than us. Although Terra is affected by most of the factors that affect us, its higher level of debt could put a greater risk on Terra in the event of adverse business conditions. Our results of operations and financial condition might be materially adversely affected by financial difficulties at Terra, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning CF, refer to CF's filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and current reports on Form 8-K. As a result of the acquisition, we are now similarly dependent on CF.

Introduction

        In this discussion and analysis, we explain our business in the following areas:

  •
  Company Overview;

  •
  Business Strategy;

  •
  Recent Business Environment;

  •
  Results of Operations; and

  •
  Liquidity and Capital Resources

Company Overview

        Terra Nitrogen Company, L.P. (TNCLP, we, our, or us) is a Delaware limited partnership that produces and distributes nitrogen products primarily to the agriculture industry. We conduct our business through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), is the general partner of both TNLCP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra. We are a leading pure play nitrogen producer in North America serving agricultural and industrial customers. TNLP is an integral part of the pure play nitrogen strategy by producing 1.0 million tons of ammonia annually, of which 0.7 million tons are upgraded.

        On April 15, 2010, Terra became an indirect, wholly-owned subsidiary of CF pursuant to an agreement and plan of merger between CF and Terra, dated as of March 12, 2010. The merger agreement provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger. On April 5, 2010, following the initial expiration of the exchange offer, CF acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra's common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, CF completed the second-step merger in which one of CF's indirect subsidiaries merged with and into Terra.

Upgraded Product Focus

        Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our Verdigris, Oklahoma facility. We are the second largest UAN production facility in North America. Our location is well positioned to serve customers in the Cornbelt because our transportation costs are lower than those of Gulf or offshore producers. In addition to lower transportation costs, our plant has a significant natural gas basis advantage as compared to the Henry Hub. The plant is served by the OneOK (Panhandle) gas pipeline.

        The core of the nitrogen pure play strategy is meeting the nitrogen demand of the agriculture industry, specifically for corn production. World grain stocks recently have been at levels supportive of nitrogen demand as a result of the growing population, developing economies in India and China, and on a smaller scale, the influence of the ethanol fuel market. Nitrogen is vital to successful corn yields and, unlike other fertilizers such as potash and phosphate which can be applied on a rotational basis, nitrogen must be applied annually.

Business Strategy

        We are a leading producer and marketer of wholesale nitrogen products, serving agricultural and industrial customers. The nitrogen products industry has periods of oversupply during industry downturns that lead to capacity shutdowns at the least cost effective plants. These shutdowns are followed by supply shortages, which result in higher selling prices and higher industry-wide production rates during industry upturns. The higher selling prices encourage capacity additions until we start to see an oversupply, and the cycle repeats itself.

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

Recent Business Environment

        The following factors are the key drivers of our profitability: nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance and natural gas costs, particularly in North American markets.

Demand

        Short term demand is primarily impacted by the expected number of planted corn acres. The United States Department of Agriculture's Prospective Plantings report issued March 31, 2010 indicates U.S. corn planting intentions of 88.8 million acres, a 3% increase over last year's 86.5 million acres. This would be the second highest corn planting in over 50 years. The May 2010 corn future price had fallen to $3.45 per bushel as of April 16, 2010, as ending corn stock inventories were raised in March due to lower exports.

        Long term demand for nitrogen products is driven by a growing global population, its desire for a higher protein diet, and to a lesser degree, by the rise in demand of alternative bio-fuels in North America. 2010 is expected to see a strong recovery in the fertilizer markets as the fundamentals for corn demand have improved. An increase in ethanol demand is expected in the coming years due to the government mandated volumes of 15.0 billion gallons in 2015 and an anticipated increase in the ethanol blend rate by the Environmental Protection Agency from 10 percent to 15 percent in 2010. In 2009 ethanol production exceeded the mandated volumes of 10.5 billion gallons by 2.5 billion gallons. Therefore, the 2010 increase to 12.0 billion gallons is already covered by current production volumes. However, an increase in the blend rate would increase the immediate demand for corn in 2010. Energy prices and policy will have an impact on the magnitude of ethanol's impact on nitrogen demand in the future.

Supply

        Over the past seven years, global ammonia capacity has increased at an average of approximately 2.5 percent per year. This increase was attributable principally to the combination of new project capacity offset by permanent plant closings in the U.S. and Europe. As global operating rates and prices have risen, so have plans for new capacity.

        This anticipated new global capacity is expected to come primarily from advantaged natural gas regions, such as the Middle East and Africa. However, this expansion of capacity could be limited by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased production costs for plants in Russia and Europe.

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

Natural Gas Costs

        Based on projected net increases in natural gas supply for most of 2010, coupled with high storage volumes, we expect moderate North American natural gas prices to continue, enabling us to remain competitive with offshore producers.

        The following are the average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
(in $ per MMBtu)
$4.69	$5.09	$5.72	$5.79	$4.54

        Our strategy for natural gas procurement is to manage our exposure to price volatility by locking in our margin for known commitments. We execute our risk management approach by hedging natural gas prices through the use of supply contracts, financial derivatives and other instruments.

RESULTS OF OPERATIONS

Consolidated Results

        We reported for the first quarter of 2010 net income of $33.9 million on revenues of $118.7 million, compared with the first quarter of 2009 net income of $43.3 million on revenues of $165.3 million. The decrease in net income and revenue for the first quarter of 2010 is due to lower ammonia and UAN sales prices and lower ammonia sales volumes. Net income per Common Unit for the three months ended March 31, 2010 was $1.78 compared with $1.49 million for the quarter ended March 31, 2009.

        The following table shows the results of operations for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
			2010-2009
(in millions except per unit data)	2010	2009	Change	Percent
Net sales	$118.7	$165.3	$(46.6)	(28)%
Cost of goods sold	79.2	117.0	(37.8)	(32)%

Gross margin	39.5	48.3	(8.8)	(18)%
Gross margin percentage	33.3%	29.2%	4.1%	14%
Selling, general and administrative expenses	5.6	5.3	0.3	6%

Operating earnings	33.9	43.0	(9.1)	(21)%
Interest income, net	—	0.3	(0.3)	(100)%

Net income	$33.9	$43.3	$(9.4)	(22)%

Net income allocable to Common Units	$32.9	$27.5	$5.4	20%
Net income per Common Unit	$1.78	$1.49	$0.29	19%

Sales Volumes and Prices

        The following table shows North American ammonia and UAN volumes and prices for the three month periods ended March 31, 2010 and 2009:

	2010		2009
	Volumes (000 tons)	Unit Price ($/ton)(2)	Volumes (000 tons)	Unit Price ($/ton)(2)
Ammonia	52	$308	105	$437
UAN(1)	471	$186	367	$289
Natural gas cost(3)	—	$5.28	—	$7.07

(1)
The nitrogen content of UAN is 32% by weight.

(2)
After deducting $14.5 million and $12.5 million outbound freight costs for the first quarter of 2010 and 2009, respectively.

(3)
Excluding the impact of hedge costs, natural gas cost was $5.37 per MMBtu for the 2010 first quarter.

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2010 COMPARED
WITH QUARTER ENDED MARCH 31, 2009

        Our net sales for the first quarter of 2010 were $118.7 million, a decline of $46.6 million or 28% from the first quarter of 2009 net sales of $165.3 million. The decline was primarily due to a decline in UAN and ammonia sales prices of 36% and 30%, respectively, and a decline in ammonia sales volumes of 50%.

        Our gross margin was $39.5 million in the first quarter of 2010 compared to $48.3 million in the first quarter of 2009. The gross margin increased as a percentage of sales to 33.3% from 29.2%. The gross margin percentage includes a 25.3% decrease in natural gas costs for the first quarter of 2010. The first quarter natural gas unit costs, net of forward pricing gains and losses, declined from $7.07 per MMBtu in 2009 to $5.28 per MMBtu in 2010. Net income was impacted primarily by a decrease in aggregate product pricing of $44.3 million and was partially offset by a reduction in natural gas cost of $31.7 million and the increase in sales volumes of $4.6 million.

        We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net benefit of derivatives for the first quarter of 2010 was $0.9 million and the net cost of derivatives for the first quarter of 2009 was $33.7 million. Excluding the impact of the hedge cost, natural gas cost was $5.37 per MMBtu in the first quarter of 2010.

        Effective in April 2010, TNCLP will discontinue the use of hedge accounting for derivative instruments, including natural gas swaps. This change will not affect the hedging strategy, economic decisions or cash flows of TNCLP. Once hedge accounting ceases, the entire unrealized gain or loss on derivative instruments will be recorded directly in income for the period. These unrealized gains or losses on derivative instruments will be communicated as part of reporting quarterly earnings of TNCLP.

Selling, General and Administrative Costs

        Selling, general and administrative costs were $5.6 million in the first quarter of 2010, an increase of $0.3 million from the first quarter of 2009. The increase is primarily due to an increase in K-1 tax compliance costs in the current year.

Interest Income

        Interest income has decreased in the first quarter of 2010 due to declining interest rates and a reduction of the average investment balance as compared to the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal funding needs are to support working capital requirements, make payments for plant turnaround and capital expenditures and quarterly distributions. Cash and cash equivalents were $87.2 million at March 31, 2010. During the first quarter of 2010, cash and cash equivalents increased by $62.4 million from December 31, 2009.

        Our cash receipts are generally received by Terra. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra weekly. Because of this cash collection and distribution arrangement, Terra is a creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2009 ($ in thousands):

Total cash provided by (used in)	2010	2009
Operating activities	$62,022	$87,367
Investing activities	354	(10,009)
Financing activities	—	(93,451)

Increase (decrease) in cash and cash equivalents	$62,376	$(16,093)

Operating Activities

        Net cash provided by operating activities for the first quarter of 2010 represented $38.1 million from operations and $23.9 million from working capital changes. The $38.1 million includes $33.9 million of net income, adjusted for non-cash expenses of $3.9 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs.

Investing Activities

        Our investing activities used cash of $0.4 million for the first quarter of 2010. This includes $3.4 million of capital expenditures and $0.1 million of plant turnaround expenditures.

Financing Activities

        There were no uses of cash related to financing activities in the first quarter of 2010 due to there being no distributions paid to our unitholders during the quarter. The distributions paid are based on the "Available Cash," as defined in our Agreement of Limited Partnership. See Note 3 included herein.

Revolving Credit Facility

        We have a $50 million revolving credit facility. A portion of this facility is available for swing loans and for the issuance of letters of credit. At March 31, 2010, there were no revolving credit borrowings and there were no outstanding letters of credit. The facility requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. Terra and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. For additional information regarding our facility, see Note 9 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K and also Note 9 included herein.

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

        The facility also requires that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended (Exchange Act)) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facility. On April 2, 2010, we entered into a waiver relating to this facility. The waiver provides for the waiver of the change of control event of default that would have resulted from CF Industries Holdings, Inc.'s (CF) acquisition of more than 35% of Terra's outstanding common stock on April 5, 2010 (see Note 10). The waiver is effective through July 1, 2010. The General Partner is currently considering options to replace the facility. There can be no assurance, however, that the facility can be replaced on terms acceptable to the General Partner or at all.

Debt

        The General Partner is an indirect, wholly-owned subsidiary of Terra. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners' independent directors.

Partnership Distributions

        We make quarterly distributions to our partners based on "Available Cash" for the quarter, as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Based upon the liquidity needs of the business, these reserve requirements did not allow for a quarterly distribution in the quarter ended March 31, 2010. We paid a quarterly distribution of $93.5 million for the quarter ended March 31, 2009.

        We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests or Incentive Distribution Rights (IDRs). Pursuant to our Agreement of Limited Partnership, income allocable to the limited partners and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.

        On April 28, 2010, we announced a $1.25 cash distribution per common limited partnership unit, payable on May 27, 2010 to holders of record as of May 10, 2010. Since TNCLP did not declare a distribution for the fourth quarter of 2009 an MQD shortfall was created which is required to be fulfilled before the General Partner is to receive IDRs. The announced $1.25 cash distribution fulfills the MQD shortfall and exceeds current quarterly requirements. We have exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner	Total
Minimum Quarterly Distribution	$0.605	$0.605	98.990%	0.985%	0.025%	100.000%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.000%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.000%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.000%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100.000%

        The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At March 31, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2010, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        Our cash receipts are generally received by Terra on our behalf. Cash receipts, net of cash payments made by Terra, are transferred to us from Terra on a weekly basis. As a result of this cash collection and distribution arrangement, Terra is a creditor to us.

        There were no material changes outside the ordinary course of business to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily swaps and options) for the purpose of managing exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments are expected to have a high correlation to changes in the spot price of natural gas. For more information about how we manage specific risk exposures, refer to our 2009 Annual Report on Form 10-K,, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" and Note 6 included herein. There were no material changes in our use of financial instruments during the quarter ended March 31, 2010.

        Natural gas is the principal raw material used to manufacture nitrogen. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2010 are approximately 38 billion cubic feet. We have hedged 12% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and/or computations. These instruments and other natural gas positions fixed natural gas prices at $4.2 million (includes $4.0 million related to accumulated other comprehensive loss) more than published prices for March 31, 2010 forward markets.

        The General Partner's ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

ITEM 4.    CONTROLS AND PROCEDURES

        Our Principal Executive Officer and Principal Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        There were no significant changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

        Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others, statements relating to:

  •
  risks related to TNCLP's reliance on one production facility,

  •
  changes in financial and capital markets,

  •
  general economic conditions within the agricultural industry,

  •
  competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),

  •
  changes in product mix,

  •
  changes in the seasonality of demand patterns,

  •
  changes in weather conditions,

  •
  changes in environmental and other government regulations,

  •
  changes in agricultural regulations,

  •
  changes in the securities trading markets, and

  •
  other risks detailed in the section entitled "Risk Factors" in our 2009 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

        Additional information as to these factors can be found in our 2009 Annual Report on Form 10-K.

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

ITEM 1A.    RISK FACTORS

        There were no significant changes in our risk factors during the first three months of 2010 as compared to the risk factors identified in our 2009 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    REMOVED AND RESERVED

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit 10.1	Waiver, dated as of April 2, 2010, among Terra Nitrogen, Limited Partnership, a Delaware limited partnership, Terra Nitrogen Company, L.P., a Delaware limited partnership, Terra Nitrogen GP, Inc., a Delaware corporation, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent thereunder (incorporated by reference to Exhibit 10.1 to TNCLP's Form 8-K dated April 2, 2010 (Commission File No. 003-43007)
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
By:	TERRA NITROGEN GP INC. as General Partner
By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: May 7, 2010