Form 10-Q
period 2010-06-30
TERRA NITROGEN CO L P /DE
filed 2010-08-06
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 033-43007

TERRA NITROGEN COMPANY, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1389684 (I.R.S. Employer Identification No.)
4 Parkway North, Suite 400 Deerfield, Illinois (Address of principal executive office)	60015 (Zip Code)

Registrant's telephone number, including area code: (847) 405-2400

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

         At the close of business on August 5, 2010 there were 18,501,576 Common Units.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except for units)

	(unaudited) June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$94.6	$24.8
Due from affiliate	—	3.8
Accounts receivable, less allowance for doubtful accounts of $0.0 and $0.8	21.6	23.9
Inventories, net	29.8	29.5
Prepaid expenses and other current assets	0.8	5.4

Total current assets	146.8	87.4

Property, plant and equipment, net	80.1	79.1
Other assets	12.5	15.3

Total assets	$239.4	$181.8

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$21.8	$23.4
Due to affiliate	1.8	—
Customer prepayments	0.4	16.4

Total current liabilities	24.0	39.8

Noncurrent liabilities	0.3	0.7
Contingency (Note 11)
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized and outstanding	203.9	152.8
Limited partners' interests, 184,072 Class B Common Units authorized and outstanding	0.6	(0.1)
General partner's interest	10.6	(14.6)
Accumulated other comprehensive income	—	3.2

Total partners' capital	215.1	141.3

Total liabilities and partners' capital	$239.4	$181.8

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per unit amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$166.7	$142.6	$285.3	$307.7
Other income	0.2	0.2	0.4	0.4

Total revenues	166.9	142.8	285.7	308.1

Costs and expenses:
Cost of goods sold	97.5	78.0	176.7	195.0

Gross margin	69.4	64.8	109.0	113.1
Operating expenses	2.7	4.1	8.3	9.4

Earnings from operations	66.7	60.7	100.7	103.7
Interest expense	—	(0.1)	(0.1)	(0.2)
Interest income	—	0.2	—	0.6

Net earnings	$66.7	$60.8	$100.6	$104.1

Allocation of net earnings:
General Partner	$24.9	$22.2	$25.6	$37.6
Class B Common Units	0.7	0.6	1.0	1.0
Common Units	41.1	38.0	74.0	65.5

Net earnings	$66.7	$60.8	$100.6	$104.1

Net earnings per Common Unit	$2.22	$2.05	$4.00	$3.54

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities
Net earnings	$100.6	$104.1
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	7.9	8.6
Non-cash loss (gain) on derivatives	(0.5)	0.3
Changes in operating assets and liabilities:
Receivables	2.3	11.5
Due to/from affiliate	5.6	(3.8)
Inventories	(0.3)	27.9
Accounts payable and customer prepayments	(16.7)	(40.0)
Other assets and liabilities	1.7	(5.0)

Net cash provided by operating activities	100.6	103.6

Investing Activities
Additions to property, plant and equipment	(6.7)	(8.4)

Net cash used in investing activities	(6.7)	(8.4)

Financing Activities
Partnership distributions paid	(23.6)	(154.7)
Debt origniation fees	(0.5)	—

Net cash used in financing activities	(24.1)	(154.7)

Increase/(Decrease) to cash and cash equivalents	69.8	(59.5)
Cash and cash equivalents at beginning of year	24.8	154.7

Cash and cash equivalents at end of year	$94.6	$95.2

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(in millions)

(unaudited)

	Common Units	Class B Common Units	General Partner's Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Comprehensive Income
Partners' capital at January 1, 2010	$152.8	$(0.1)	$(14.6)	$3.2	$141.3
Net earnings	74.0	1.0	25.6		100.6	$100.6
Change in fair value of derivatives				(3.2)	(3.2)	(3.2)

Comprehensive income					—	$97.4

Distributions	(22.9)	(0.3)	(0.4)		(23.6)

Partners' capital at June 30, 2010	$203.9	$0.6	$10.6	$—	$215.1

	Class B Common Units	Class B Common Units	General Partners' Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Comprehensive Income
Partners' capital at January 1, 2009	$217.9	$1.0	$39.2	$(30.8)	$227.3
Net earnings	65.5	1.0	37.6		104.1	$104.1
Change in fair value of derivatives				29.7	29.7	29.7

Comprehensive income					—	$133.8

Distributions	(93.8)	(1.5)	(59.4)		(154.7)

Partners' capital at June 30, 2009	$189.6	$0.5	$17.4	$(1.1)	$206.4

See Accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited)

1. Background and Basis of Presentation

        Terra Nitrogen Company, L.P. (TNCLP, our, we, or us) is a manufacturer of nitrogen fertilizer products. TNCLP and its operating partnership subsidiary, Terra Nitrogen, Limited Partnership (Operating Partnership), are referred to herein, collectively, as the "Partnership." Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma. We operate in one principal industry segment—Nitrogen Products, which is based upon the guidance provided in the Segment Reporting topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification).

        Terra Nitrogen GP Inc., the Partnership's general partner (the General Partner), is a wholly-owned subsidiary of Terra Industries Inc. (Terra). On April 15, 2010, Terra became an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF) pursuant to an agreement and plan of merger between CF and Terra, dated as of March 12, 2010. The merger agreement provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger. On April 5, 2010, following the initial expiration of the exchange offer, CF acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra's common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, CF completed the second-step merger in which one of CF's indirect subsidiaries merged with and into Terra. As a result of the acquisition, the General Partner became a wholly-owned subsidiary of CF. CF's acquisition of Terra did not impact the recorded basis of any of the assets or liabilities of the Partnership.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2009, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates in these consolidated financial statements include net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of sales incentives, useful lives of property, the evaluation of impairments of property and allowances for doubtful accounts receivable.

2. Summary of Significant Accounting Policies

        For a complete discussion of the Partnership's significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 3, 2010.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. New Accounting Standards

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the FASB Accounting Standards Codification, and related Accounting Standards Updates (ASU).

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

Recently Issued Pronouncements

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit (ASU No. 2009-13). It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. New Accounting Standards (Continued)

into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements.

4. Agreement of Limited Partnership

        We make quarterly distributions to our partners based on Available Cash for the quarter (as defined in our Agreement of Limited Partnership). Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. For the six months ended June 30, 2010 and 2009, we paid partnership distributions of $23.6 million and $154.7 million, respectively.

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

        On July 27, 2010, we announced a $2.36 cash distribution per common limited partnership unit, payable on August 25, 2010 to holders of record as of August 10, 2010. In the second quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner	Total
Minimum Quarterly Distributions	$0.605	$0.605	98.990%	0.985%	0.025%	100.00%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.00%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.00%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.00%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100.00%

        The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.

        At June 30, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

5. Net Earnings per Common Unit

        Basic and diluted earnings per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic and diluted earnings per Common Unit for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions, except per-unit amounts)
Basic earnings per Common Unit:
Net earnings	$66.7	$60.8	$100.6	$104.1
Less: Net earnings allocable to Class B Common Units	(0.7)	(0.6)	(1.0)	(1.0)
Less: Net earnings allocable to General Partner	(24.9)	(22.2)	(25.6)	(37.6)

Net earnings allocable to Common Units	41.1	38.0	74.0	65.5
Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per Common Unit	$2.22	$2.05	$4.00	$3.54

        There were no dilutive Common Units outstanding for the three and six month periods ended June 30, 2010 and 2009.

6. Inventories, Net

        Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Materials and supplies	$9.4	$9.1
Finished goods	20.4	20.4

Total	$29.8	$29.5

7. Derivative Financial Instruments

        We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs. We report derivatives on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in the statement of operations in the period of change. Cash flows related to natural gas derivatives are reported as operating activities.

        Prior to the acquisition of Terra by CF, we generally classified our natural gas derivatives as cash flow hedges if all of the following conditions were met: The item to be hedged must expose us to currency, interest or price risk; it must be probable that the results of the hedge position substantially offset the effects of currency; and the hedge designation must occur at the inception of the hedge. If the derivative was designated as a cash flow hedge, and to the extent such hedge was determined to be effective, changes in fair value were reported as a component of accumulated other comprehensive

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Derivative Financial Instruments (Continued)

income (AOCI) in the period of change, and subsequently recognized in earnings in the period the offsetting hedged transaction occurred.

        In the second quarter of 2010, we discontinued hedge accounting in order to align our accounting policy with CF's. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in the statement of operations. The remaining balance in AOCI relating to derivatives that were originally designated as cash flow hedges was reclassified into earnings as the derivatives settled during the three months ended June 30, 2010.

        The gross fair values of derivatives on our Consolidated Balance Sheets are shown below. At June 30, 2010, all balance sheet amounts arise from commodity derivatives that are not designated as hedging instruments. At December 31, 2009, all balance sheet amounts arose from commodity derivatives that were designated as cash flow hedges. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	June 30, 2010	December 31, 2009
	(in millions)
Unrealized gains in other current assets	$0.1	$3.4
Unrealized losses in other current liabilities	—	—

Net unrealized derivative gains	$0.1	$3.4

        At June 30, 2009, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, we recorded a $1.1 million charge to cost of sales for the six month period ending June 30, 2009. At June 30, 2009, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, reported a $0.8 million credit to cost of sales.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Derivative Financial Instruments (Continued)

        The following table presents the effect of our commodity derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009.

Three months ended
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)
June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009	Location of Gain (Loss) Recognized in Income	June 30, 2010(b)	June 30, 2009
(in millions)
$—	$(1.3)	Cost of Sales	$(4.0)	$(10.6)	Cost of Sales	$0.3	$(0.3)
Six months ended
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)
June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009	Location of Gain (Loss) Recognized in Income	June 30, 2010(b)	June 30, 2009(c)
(in millions)
$—	$(14.6)	Cost of Sales	$3.2	$44.3	Cost of Sales	$0.5	$(0.3)

(a)
Gain (loss) recognized in AOCI, net of amounts reclassified from AOCI into earnings. For the three months ended June 30, 2010, $4.0 million of losses were reclassified into earnings related to cash flow hedges that were de-designated as a result of the discontinuance of hedge accounting.

(b)
For the three and six months ended June 30, 2010, the amount of gain (loss) recognized in earnings includes a $4.0 million loss in the second quarter related to reclassification from AOCI into earnings following the discontinuance of hedge accounting, and a $4.3 million unrealized gain in the second quarter subsequent to the discontinuance of hedge accounting. Amounts representing the ineffective portion of the hedging relationships and amounts excluded from the assessment of hedge effectiveness prior to the discontinuance of hedge accounting were insignificant.

(c)
For the six months ended June 30, 2009, the amount of gain (loss) recognized in earnings represents ($1.1) million related to the ineffective portion of the hedging relationships and $0.8 million related to amounts excluded from the assessment of hedge effectiveness.

        As of June 30, 2010, we had open derivative contracts for 0.2 million MMBtus of natural gas. For the six months ended June 30, 2010 we used derivatives to cover approximately 53% of our natural gas consumption.

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements through the use of swaps and options. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Derivative Financial Instruments (Continued)

contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

        Our derivatives do not have credit risk related contingent features that would require us to settle the derivatives or post collateral upon the occurrence of a credit event. The General Partner's ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our credit agreement covenants.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	Balance as of June 30, 2010	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$94.6	$94.6
Derivative contracts	0.1	—	0.1	—

Total assets at fair value	$94.7	$94.6	$0.1	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at fair value on a recurring basis:

Cash and Cash Equivalents

        As of June 30, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swap contracts. These contracts settle using NYMEX futures prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX are used to determine the fair value of these instruments. See Note 7—Derivative Financial Instruments for additional information.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

9. Property, Plant and Equipment—Net

        Property, plant and equipment—net consists of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Land	$1.6	$1.6
Building and improvements	6.9	6.9
Plant and equipment	247.9	246.5
Construction in progress	9.7	4.6

	266.1	259.6
Less: Accumulated depreciation, depletion and amortization	(186.0)	(180.5)

	$80.1	$79.1

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and are included in the table above in the line entitled, "Plant and equipment." The following is a summary of plant turnaround activity for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$8.4	$5.3
Additions	0.3	0.4
Depreciation	(2.4)	(3.8)

Ending balance	$6.3	$1.9

Scheduled replacements and overhauls of plant and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during full plant shutdowns, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead are not considered turnaround costs and are not capitalized.

10. Revolving Credit Facility

        We have a $50 million revolving credit facility (facility). The revolving credit facility bears interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 300 basis points, or 3.35% at June 30, 2010). Under the credit facility, we may borrow an amount generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Our borrowings under the credit facility are secured by substantially all of our working capital. The facility also requires us to adhere to certain limitations on additional

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10. Revolving Credit Facility (Continued)

debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At June 30, 2010, we had $50 million of borrowing availability and there were no outstanding borrowings or letters of credit under the facility.

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

        On April 2, 2010, we entered into a waiver relating to this facility. The waiver provided for a waiver of the change of control event of default that would have resulted from CF's acquisition of more than 35% of Terra's outstanding common stock on April 5, 2010 (see Note 1). The waiver was effective through July 1, 2010. On June 30, 2010, a second waiver was executed, extending the effective date through September 28, 2010. The General Partner is currently considering options to replace the facility. There can be no assurance, however, that the facility can be replaced on terms acceptable to the General Partner or at all.

11. Contingency

        In October 2007, a request for information was received from the U.S. Environmental Protection Agency (EPA) pursuant to Section 114 of the Clean Air Act with respect to the nitric acid plant at CF's (formerly Terra's) Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at all nine of the nitric acid plants, including our Verdigris facility. Negotiations with the EPA have been ongoing since May 2008 with respect to a proposed consent decree that, if finalized, will require compliance with significantly lower nitrogen oxide emission standards. It is expected that compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors at our facility. Although agreement in principle has been reached with the EPA with respect to the standards and modifications, the final terms of the consent decree to resolve this matter are continuing to be negotiated.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common units. We urge you to review carefully and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K and Form 10-Q, which discuss our business in greater detail.

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

        Terra Nitrogen GP Inc., The Partnership's general partner (TNGP or the General Partner), is a wholly-owned subsidiary of Terra Industries Inc. (Terra). On April 15, 2010, Terra became an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF) pursuant to an agreement and plan of merger between CF and Terra, dated as of March 12, 2010. The merger agreement provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger. On April 5, 2010, following the initial expiration of the exchange offer, CF acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra's common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, CF completed the second-step merger in which one of CF's indirect subsidiaries merged with and into Terra. As a result of the acquisition, the General Partner became a wholly-owned subsidiary of CF. CF's acquisition of Terra did not impact the recorded basis of any of the assets or liabilities of the Partnership.

Dependence on CF

        We are dependent on CF in a number of respects. CF provides all of our management, natural gas purchasing and hedging, selling and administrative services and operates our facilities through its wholly-owned subsidiary Terra Nitrogen GP Inc., the Partnership's General Partner. CF and its wholly-owned subsidiaries, have more debt and debt service requirements than we do. Although CF is affected by most of the factors that affect us, CF's higher level of debt could put them at greater risk than us in the event of adverse business conditions. Our results of operations and financial condition might be materially adversely affected by financial difficulties at CF, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning CF, refer to CF's filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and current reports on Form 8-K.

Introduction

        In this discussion and analysis, we explain our business in the following areas:

  •
  Company Overview;

  •
  Recent Business Environment;

  •
  Results of Operations; and

  •
  Liquidity and Capital Resources

TERRA NITROGEN COMPANY, L.P.

Company Overview

        Terra Nitrogen Company, L.P. (TNCLP, we, our, or us) is a Delaware limited partnership that produces and distributes nitrogen fertilizer products primarily to the agriculture industry. We conduct our business through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), is the general partner of both TNLCP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF. We are a leading nitrogen producer in North America serving agricultural and industrial customers, by producing approximately 1.0 million tons of anhydrous ammonia (ammonia) annually, of which approximately 0.7 million tons are upgraded into approximately 1.9 million tons of 32% urea ammonium nitrate solutions (UAN).

        Our principal products are ammonia and UAN, which we manufacture at our Verdigris, Oklahoma facility. Verdigris is the second largest UAN production facility in North America. Our location is well suited to serve customers in the Cornbelt. Our plant has a natural gas basis advantage as compared to producers who obtain natural gas priced at Henry Hub. The plant is served by the OneOK (Panhandle) gas pipeline.

RESULTS OF OPERATIONS

Consolidated Results

        We reported net earnings for the three months ended June 30, 2010 of $66.7 million on revenues of $166.9 million compared with net earnings for the three months ended June 30, 2009 of $60.8 million, respectively, on revenues of $142.8 million. Net earnings per Common Unit for the three months ended June 30, 2010 was $2.22 compared with $2.05 for the three months ended June 30, 2009.

        We also reported net earnings for the six months ended June 30, 2010 of $100.6 million, on revenues of $285.7 million, compared with net earnings for the six months ended June 30, 2009 of $104.1 million, respectively, on revenues of $308.1 million. Net earnings per Common Unit for the six months ended June 30, 2010 was $4.00 compared with $3.54 for the six months ended June 30, 2009.

        The following table shows the results of operations for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,				Six months ended June 30,
(in millions, except per unit amounts)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales	$166.9	$142.8	$24.1	17%	$285.7	$308.1	$(22.4)	(7)%
Cost of goods sold	97.5	78.0	19.5	25%	176.7	195.0	(18.3)	(9)%

Gross margin	69.4	64.8	4.6	7%	109.0	113.1	(4.1)	(4)%
Gross margin percentage	41.6%	45.4%	(3.8)%	(8)%	38.2%	36.7%	1.4%	4%
Selling, general and administrative expenses	2.7	4.1	(1.4)	(34)%	8.3	9.4	(1.1)	(12)%

Operating earnings	66.7	60.7	6.0	10%	100.7	103.7	(3.0)	(3)%
Interest income, net	—	0.1	(0.1)	(100)%	(0.1)	0.4	(0.5)	(125)%

Net earnings	$66.7	$60.8	$5.9	10%	$100.6	$104.1	$(3.5)	(3)%

Net earnings allocable to Common Units	$41.1	$38.0	$3.1	8%	$74.0	$65.5	$8.5	13%
Net earnings per Common Unit	$2.22	$2.05	$0.17	8%	$4.00	$3.54	$0.46	13%

TERRA NITROGEN COMPANY, L.P.

Sales Volumes and Prices

        The following table shows our ammonia and UAN volumes and prices for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Volumes (000 tons)	Unit Price ($/ton)(2)	Volumes (000 tons)	Unit Price ($/ton)(2)	Volumes (000 tons)	Unit Price ($/ton)(2)	Volumes (000 tons)	Unit Price ($/ton)(2)
Ammonia	101	$339	82	$444	153	$329	187	$440
UAN(1)	544	$210	412	$226	1,014	$199	778	$255
Cost of natural gas ($ per MMBtu)(3)	—	$4.37	—	$4.26	—	$4.83	—	$5.68

(1)
The nitrogen content of UAN is 32% by weight.

(2)
After deducting outbound freight costs of $18.8 million and $13.0 million for the second quarter of 2010 and 2009, respectively, and $32.5 million and $25.4 million for the first six months of 2010 and 2009, respectively.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

Second Quarter of 2010 Compared to the Second Quarter of 2009

        Our net sales for the second quarter of 2010 were $166.9 million, an increase of $24.1 million, or 16.9%, from the second quarter of 2009 net sales of $142.8 million. The increase was due to increases in UAN and ammonia sales volumes of 32% and 23%, respectively, partially offset by a decline in average UAN and ammonia sales prices of 7% and 24%, respectively.

        Our gross margin was $69.4 million in the second quarter of 2010 compared to $64.8 million in the second quarter of 2009. Gross margin as compared to prior year increased due to higher volumes, partially offset by an increase in natural gas prices and realization of lower fertilizer prices. The second quarter natural gas unit costs, net of derivative gains and losses, increased from $4.26 per MMBtu in 2009 to $4.37 per MMBtu in 2010. The gross margin percent as a percent of sales decreased to 41.6% from 45.4%.

        We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to fix natural gas costs for production required for forward sales commitments. Effective in April 2010, we discontinued the use of hedge accounting for derivative instruments. This change did not affect our gas purchasing decisions, hedging approach or cash flows. The impact of discontinuing hedge accounting on our second quarter results was not significant.

        Selling, general and administrative costs were $2.7 million in the second quarter of 2010, a decline of $1.4 million from the second quarter of 2009. The decline is primarily due to lower share-based compensation expense and lower corporate expenses.

        Interest income decreased in the second quarter of 2010 due to declining interest rates and a reduction of the average investment balance as compared to the second quarter of 2009.

        Our net earnings increased to $66.7 million in the second quarter of 2010, an increase of $5.9 million, or 10%, as compared to $60.8 million in the second quarter of 2009. Net earnings increased primarily due to higher gross margin and lower selling, general and administrative expenses in the quarter.

TERRA NITROGEN COMPANY, L.P.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

        Our net sales for the six months ended June 30, 2010 were $285.7 million, a decline of $22.4 million, or 7.3%, from the six months ended June 30, 2009 net sales of $308.1 million. The decline was primarily due to 25% and 22% declines in ammonia and UAN sales prices, respectively, partially offset by a 30% increase in ammonia sales volume as compared to the first six months of 2009.

        Our gross margin was $109.0 million for the six months ended June 30, 2010 compared to $113.1 million for the six months ended June 30, 2009. Natural gas unit costs for the first six months of 2010, net of derivative gains and losses, decreased 14.9% from $5.68 per MMBtu in 2009 to $4.83 per MMBtu in 2010. The decrease in natural gas prices, plus the impact of higher volumes were offset by the impact of lower selling prices which reduced gross margin as compared to the prior year. The gross margin percent as a percent of sales increased to 38.2% from 36.7%.

        Selling, general and administrative costs were $8.3 million for the six months ended June 30, 2010, a decrease of $1.1 million as compared to the same period in 2009. This is primarily due to lower long-term share-based compensation expense and lower corporate expenses.

        Interest income decreased for the six months ended June 30, 2010 due to declining interest rates and a reduction of the average investment balance as compared for the six months ended June 30, 2009.

        Our net earnings decreased to $100.6 million for the six months ended June 30, 2010, a decrease of $3.5 million, or 3%, as compared to $104.1 million for the six months ended June 30, 2009. Net earnings decreased primarily due to lower gross margin offset partially by lower selling, general and administrative expenses.

Liquidity and Capital Resources

        Our principal funding needs are for operating expenses, working capital, capital expenditures and quarterly distributions. Cash and cash equivalents were $94.6 million at June 30, 2010. During the first six months of 2010, cash and cash equivalents increased by $69.8 million from December 31, 2009.

        Our cash receipts are generally collected by CF. Cash receipts, net of cash payments made by CF, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF is a creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and 2009:

Total cash provided by (used in)(dollars in millions):	2010	2009
Operating activities	$100.6	$103.6
Investing activities	(6.7)	(8.4)
Financing activities	(24.1)	(154.7)

Increase (decrease) in cash and cash equivalents	$69.8	$(59.5)

Operating Activities

        Net cash provided by operating activities for the first six months of 2010 represented $108.0 million from operations, offset by $7.4 million of working capital changes. The $108.0 million

TERRA NITROGEN COMPANY, L.P.

includes $100.6 million of net earnings, adjusted for non-cash expenses of $7.9 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs.

Investing Activities

        Our investing activities used $6.7 million of cash in the first half of 2010 for capital expenditures and plant turnaround expenditures.

Financing Activities

        During the first six months of 2010, we paid distributions of approximately $23.6 million to our unit holders. The distributions paid are based on "Available Cash," as defined in our Agreement of Limited Partnership. See Note 4 included herein.

Revolving Credit Facility

        We have a $50 million revolving credit facility (the facility). A portion of this facility is available for swing loans and for the issuance of letters of credit. At June 30, 2010, there were no revolving credit borrowings and there were no outstanding letters of credit. The facility requires us to maintain certain financial ratio covenants relating to minimum earnings, maximum capital expenditures and minimum liquidity. We must also adhere to certain limitations on additional indebtedness, capital expenditures, acquisitions, liens, investments, asset sales, prepayments or subordinated indebtedness, changes in lines of business, restricted payments and transactions with affiliates, among others. CF and its other domestic subsidiaries have guaranteed our obligations on an unsecured basis. For additional information regarding our facility, see Note 9 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K and also Note 10 included herein.

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

        On April 2, 2010, we entered into a waiver relating to this facility. The waiver provided for a waiver of the change of control event that would have resulted from CF's acquisition of more than 35% of Terra's outstanding common stock on April 5, 2010 (see Note 1). The waiver was effective through July 1, 2010. On June 30, 2010, a second waiver was executed, extending the effective date through September 28, 2010. The General Partner is currently considering options to replace the facility. There can be no assurance, however, that the facility can be replaced on terms acceptable to the General Partner or at all.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners' independent directors.

TERRA NITROGEN COMPANY, L.P.

Partnership Distributions

        We make quarterly distributions to our partners based on "Available Cash" for the quarter, as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines to be necessary in its reasonable discretion. We paid distributions of $23.6 million and $154.7 million for the six months ended June 30, 2010 and 2009, respectively.

        We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent our Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and 0.025% to our General Partner, except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled, as an incentive, to larger percentage interests or Incentive Distribution Rights (IDRs). Pursuant to our Agreement of Limited Partnership, earnings allocable to the limited partners and General Partner is based upon the distributions of Available Cash for the year. Therefore, earnings per unit reflect an annualized allocation rate.

        On July 27, 2010, we announced a $2.36 cash distribution per common limited partnership unit, payable on August 25, 2010 to holders of record as of August 10, 2010. In the second quarter we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner	Total
Minimum Quarterly Distributions	$0.605	$0.605	98.990%	0.985%	0.025%	100.00%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.00%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.00%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.00%
Final Target and Beyond	1.045	—	50.505%	0.985%	48.510%	100.00%

        The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1% Partnership equity interest, to an affiliated company.

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At June 30, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2010, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

Cash Transactions with Affiliates

        Our cash receipts are generally received by CF on our behalf and our cash disbursements are generally made by CF on our behalf. Cash receipts, net of cash payments made by CF, are transferred to us on a weekly basis. As a result of this cash collection and distribution arrangement, CF is a creditor to us.

Derivatives

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this standard, derivatives are reported on the balance sheet at fair value. Prior to the second quarter of 2010, we generally classified our natural gas derivatives as cash flow hedges, whereby the effective portion of the change in fair value was reported as a component of accumulated comprehensive income and was subsequently recognized in earnings in the period the offsetting hedged transaction occurred. Beginning in the second quarter of 2010, we continue to use derivatives as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in earnings as the changes occur. This change will increase volatility in reported earnings in future periods.

Contractual Obligations

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen products. Because natural gas prices are volatile, we seek to protect against significant adverse natural gas price movements. We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering a period not exceeding three years.

        The derivative instruments that we have used are natural gas swaps and options. These contracts settle using NYMEX futures prices, which represents fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of June 30, 2010 and December 31, 2009, we had open derivative contracts for 0.2 million MMBtus and 6.1 million MMBtus, respectively, of natural gas, a substantial portion of which relate to sales that had been contracted to be sold at a fixed price in the future. An overall $1.00 per MMBtus change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $0.2 million.

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

TERRA NITROGEN COMPANY, L.P.

Changes in Internal Control Over Financial Reporting

        Except as noted below, there was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        In April 2010, CF completed its merger of Terra and Terra Nitrogen GP Inc. with and into a wholly-owned subsidiary of CF Industries. We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

TERRA NITROGEN COMPANY, L.P.

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

        Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others, statements relating to:

  •
  the volatile cost of natural gas;

  •
  the cyclical nature of our business;

  •
  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition in the consolidating markets in which we operate;

  •
  conditions in the U.S. agricultural industry;

  •
  weather conditions;

  •
  our inability to accurately predict seasonal demand for our products;

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

  •
  risks related to TNCLP's reliance on one production facility;

  •
  reliance on third party transportation providers,

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

  •
  future regulatory restrictions and requirements related to GHG emissions, climate change or other environmental requirements;

  •
  acts of terrorism and regulations to combat terrorism.

  •
  CF and its affiliates are engaged in fertilizer manufacturing;

  •
  dependence on CF and its employees;

  •
  deterioration of global market and economic conditions;

  •
  potential inability to renew our credit facility;

        Additional information as to these factors can be found in Part II, Item 1A, "Risk Factors" included herein.

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating the Partnership's business. The business, financial condition, and results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Partnership or that management currently deems immaterial may also impair our business, financial condition and results of operations

Our business is dependent on natural gas, which is subject to a high level of price volatility.

        Natural gas is the principal raw material used to produce nitrogen fertilizers and comprises a significant portion of the total cost of our products.

        The price of natural gas in North America directly impacts a substantial portion of our operating expenses. The price of natural gas in North America is highly volatile and is also generally higher than the price of natural gas in certain other major fertilizer-producing regions, including the Middle East and Trinidad. In addition to having access to lower-priced natural gas, some of our competitors may also benefit from fixed-price natural gas contracts, which may be linked directly to the market price of the nitrogen fertilizer being manufactured. Recent declines in the price of North American natural gas have been driven, in part, by the development of new sources of natural gas for the North American market, including, "unconventional" sources, such as shale gas, exploration and development of new natural gas fields and natural gas imports in the form of liquid natural gas. Any limitation on these sources of natural gas as a result of the environmental concerns some have raised with the development of new natural gas fields or the techniques used to produce shale gas or otherwise could cause the price of natural gas in North America to rise significantly. Given the volatility of pricing and our dependence on North American natural gas, the price we pay for natural gas in the future may be higher than prices paid by producers in certain other fertilizer-producing regions of the world, which may make it more difficult for us to compete against these producers.

        We may not be able to pass along higher operating costs to our customers in the form of higher product prices. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. We have previously idled our facility in response to high natural gas prices and may do so again in the future.

Our business is cyclical, resulting in periods of industry oversupply during which our results of operations tend to be negatively impacted.

        Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by population growth, changes in dietary habits, non-food usage of crops, such as the production of ethanol and other biofuels, and planted acreage and application rates, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade.

        Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production, causing supply to exceed demand and prices and capacity utilization to decline. In particular, new capacity is expected to be added abroad in low-cost regions. Future growth in demand for fertilizer may not be sufficient to alleviate any existing or future conditions of excess industry capacity.

TERRA NITROGEN COMPANY, L.P.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory, lower production of our products and/or plant closures.

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

        Some of these competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Consolidation in the fertilizer industry has increased the resources of several of our competitors, and we expect consolidation among fertilizer producers to continue. In light of this industry consolidation, our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its fertilizer production capability. This expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

A decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.

        Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard, or RFS, encourages continued high levels of corn-based ethanol production, a growing "food versus fuel" debate and other factors have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current RFS levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

TERRA NITROGEN COMPANY, L.P.

Adverse weather conditions may decrease demand for our fertilizer products and increase the cost of natural gas.

        Weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following growing season, resulting in lower demand for our products.

        Adverse weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to purchase fertilizer from our customers.

        Weather conditions or, in certain cases, weather forecasts, can also dramatically affect the price of natural gas, our principal raw material used to make nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the natural gas demand for residential use. In addition, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

Our inability to predict future seasonal fertilizer demand accurately could result in excess inventory, potentially at costs in excess of market value, or product shortages.

        The fertilizer business is seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. If seasonal demand exceeds our projections, our customers may acquire products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored (in which case our results of operations will be negatively impacted by any related storage costs) and/or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are particularly acute with respect to our nitrogen fertilizer business because of the highly volatile cost of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers.

Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.

        We manage commodity price risk for our business. Although we implemented risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk, and adverse changes involving volatility, adverse correlation of commodity prices and the liquidity of markets might still adversely affect earnings and cash flows, as well as the balance sheet under applicable accounting rules, even if risks have been identified. Our ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by the covenants in the agreements governing our indebtedness.

TERRA NITROGEN COMPANY, L.P.

        In order to manage financial exposure to commodity price and market fluctuations, we utilize natural gas derivatives to hedge our exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen based fertilizers. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist.

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

We rely on third party providers of transportation services and equipment, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

        We rely on railroad, trucking, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to deliver finished products to our distribution system and to ship finished products to our customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products.

        If we are delayed or are unable to ship our finished products or obtain raw materials as a result of these transportation companies' failure to operate properly or obtain required permits, licenses or approvals, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and/or cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our revenues and results of operations.

        The railroad industry has initiated various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard, or TIH, materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board, or STB, issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials; and (iii) lobbying for new legislation or regulations that would limit or eliminate the railroads' common carrier obligation to transport TIH materials. If the railroads were to succeed in one or more of these initiatives, it could materially and adversely affect our operating

TERRA NITROGEN COMPANY, L.P.

expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads.

        New regulations could also be implemented affecting the equipment used to ship our raw materials or finished products. The U.S. railroad industry is also proposing higher ammonia tank car performance standards which could require the modification or replacement of our leased tank car fleet. These higher standards could adversely impact our cost of operations and our ability to obtain an adequate supply of rail cars to support our operations.

We are subject to numerous environmental and health and safety laws, regulations and permits, as well as potential environmental liabilities, which may require us to make substantial expenditures.

        We are subject to numerous environmental and health and safety laws and regulations in the United States, including laws and regulations relating to the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

        As a fertilizer company working with chemicals and other hazardous substances, our business is inherently subject to spills, discharges or other releases of hazardous substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our facility, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or more vigorous enforcement of current laws and regulations, whether caused by violations of environmental and health and safety laws by us or other chemical fertilizer companies or otherwise, may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

        Expansion of our operations is also predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition and results of operations.

TERRA NITROGEN COMPANY, L.P.

Future regulatory restrictions on greenhouse gas emissions or other environmental discharges in the jurisdictions in which we operate could materially adversely affect our operating results.

        There have been increased initiatives by various parties to legislate and/or regulate carbon emissions, including carbon dioxide. Our nitrogen operations produce substantial quantities of carbon dioxide in the chemical reactions that are necessary to produce anhydrous ammonia.

        In the United States, it is possible that greenhouse gas (GHG) emissions will be limited through federal legislation and/or regulatory action. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. This legislation would establish an economy-wide cap and trade system for carbon emissions commencing in 2012. Emitters of GHGs would be required to have allowances to offset their GHG emissions and, over time, the cap on aggregate GHG emissions would decline. Similar legislation was introduced in the U.S. Senate in September 2009. The fertilizer industry likely would be affected by such a cap and trade system due to anticipated increases in the cost of natural gas fuel and feedstock resulting from its implementation and due to the cost of emission allowances. In addition, cap and trade proposals would likely increase the cost of electricity we use. At this time, we cannot predict whether legislation imposing limits on GHG emissions in the United States will be enacted.

        The Greenhouse Gas Mandatory Reporting Rule promulgated by the EPA requires our facility to monitor emissions beginning on January 1, 2010 and begin reporting on the previous year's emissions annually starting in 2011. In addition to the GHG reporting rule, which directly affects our facility, the EPA has issued or proposed other regulations which could eventually impact us, including potentially applying the Clean Air Act to regulate GHGs.

        Federal and/or state regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent climate change restrictions imposed in countries where our competitors operate are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.

Acts of terrorism and regulations to combat terrorism could negatively affect our business.

        Like other companies with major industrial facilities, our plants and facilities may be targets of terrorist activities. These facilities store significant quantities of anhydrous ammonia and other items that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and/or reduced profit margins.

TERRA NITROGEN COMPANY, L.P.

CF and its affiliates are also engaged in fertilizer manufacturing.

        The partnership agreement does not prohibit CF and its affiliates, other than Terra Nitrogen GP Inc., its wholly-owned subsidiary and our general partner (our General Partner), from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in any businesses which could harm our business. In addition, CF, may acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.

We are dependent on CF and its employees for the success of our business.

        We are dependent on CF for our success in a number of respects. CF, through our General Partner, manages our business operations and, together with its affiliates, provides certain other services to us, including production, manufacturing, sales, customer service, distribution, accounting, legal, risk management, investor relations and other general and administrative services. CF and its wholly-owned subsidiaries have more debt and debt service requirements than we do. Although CF is affected by most of the factors that affect us, a higher level of debt could put CF at greater risk than us in the event business conditions deteriorate materially. Our results of operations and financial condition might be adversely affected by financial difficulties at CF, and default by them or their subsidiaries on their debt or their bankruptcy. Information regarding CF can be obtained in the various filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

        A continued slowdown of, or persistent weakness in, economic activity caused by the current recession could adversely affect our business in the following ways, among others: conditions in the current credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; and the failure of certain key suppliers or derivative counterparties could increase our exposure to disruptions in supply or to financial losses. The overall impact of the global economic downturn on us is difficult to predict, and our business could be materially adversely impacted.

We may be unable to renew our credit facility.

        Under our revolving credit facility, a change of control will occur if, among other such things, an individual or group acquires more than 35 percent of the outstanding voting shares of Terra. Such a change of control did occur upon the acquisition of Terra by CF, which constituted an event of default under the credit facility. A waiver of this covenant has been granted through September 30, 2010. We are currently considering options to replace the revolving credit facility. However, there can be no assurance that the facility can be replaced on acceptable terms.

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    EXHIBITS

(a)   Exhibits:

Exhibit 10.1	Waiver, dated as of June 30, 2010, among Terra Nitrogen, Limited Partnership, a Delaware limited partnership, Terra Nitrogen Company, L.P., a Delaware limited partnership, Terra Nitrogen GP, Inc., a Delaware corporation, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent thereunder (incorporated by reference to Exhibit 10.1 to TNCLP's Form 8-K dated July 1, 2010 (Commission File No. 003-43007))
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TERRA NITROGEN COMPANY, L.P.

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

Date: August 6, 2010