Form 10-Q
period 2010-09-30
TERRA NITROGEN CO L P /DE
filed 2010-11-05
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 033-43007

TERRA NITROGEN COMPANY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1389684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Parkway North, Suite 400 Deerfield, Illinois	60015
(Address of principal executive office)	(Zip Code)

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

        At the close of business on November 5, 2010 there were 18,501,576 Common Units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except for units)

	(unaudited) September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$101.1	$24.8
Due from affiliate	—	3.8
Accounts receivable, less allowance for doubtful accounts of $0.0 and $0.8	23.1	23.9
Inventories, net	23.4	29.5
Prepaid expenses and other current assets	0.8	5.4

Total current assets	148.4	87.4
Property, plant and equipment, net	83.2	79.1
Plant turnarounds, net	14.0	8.4
Other assets	7.2	6.9

Total assets	$252.8	$181.8

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$36.5	$23.4
Due to affiliate	2.9	—
Customer prepayments	33.6	16.4

Total current liabilities	73.0	39.8

Noncurrent liabilities	0.4	0.7
Contingency (Note 12)
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized and outstanding	186.1	152.8
Limited partners' interests, 184,072 Class B Common Units authorized and outstanding	0.3	(0.1)
General partner's interest	(7.0)	(14.6)
Accumulated other comprehensive income	—	3.2

Total partners' capital	179.4	141.3

Total liabilities and partners' capital	$252.8	$181.8

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per unit amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$136.0	$101.4	$421.3	$409.1
Other income	—	0.1	0.4	0.5

Total revenues	136.0	101.5	421.7	409.6
Costs and expenses:
Cost of goods sold	96.8	79.7	273.5	274.7

Gross margin	39.2	21.8	148.2	134.9
Selling, general and adminstrative expenses	3.8	4.5	12.1	13.9

Earnings from operations	35.4	17.3	136.1	121.0
Interest expense	(0.3)	(0.1)	(0.4)	(0.3)
Interest income	0.1	0.1	0.1	0.7

Net earnings	$35.2	$17.3	$135.8	$121.4

Allocation of net earnings:
General Partner	$9.0	$5.2	$34.6	$42.8
Class B Common Units	0.3	0.2	1.3	1.2
Common Units	25.9	11.9	99.9	77.4

Net earnings	$35.2	$17.3	$135.8	$121.4

Net earnings per Common Unit	$1.40	$0.64	$5.40	$4.18

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net earnings	$135.8	$121.4
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	11.9	12.4
Non-cash loss (gain) on derivatives	6.7	(0.2)
Changes in operating assets and liabilities:
Receivables	0.8	19.1
Due to/from affiliate	6.7	—
Inventories	6.1	35.6
Accounts payable and customer prepayments	24.1	(21.9)
Other assets and liabilities	0.7	(6.2)

Net cash provided by operating activities	192.8	160.2

Investing Activities
Additions to property, plant and equipment and plant turnaround expenditures	(21.4)	(23.7)

Net cash used in investing activities	(21.4)	(23.7)

Financing Activities
Partnership distributions paid	(94.5)	(220.5)
Debt origniation fees	(0.6)	—

Net cash used in financing activities	(95.1)	(220.5)

Increase/(decrease) to cash and cash equivalents	76.3	(84.0)
Cash and cash equivalents at beginning of year	24.8	154.7

Cash and cash equivalents at end of period	$101.1	$70.7

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(in millions)

(unaudited)

	Common Units	Class B Common Units	General Partner's Interests	Accumulated Other Comprehensive Income	Total Partners' Capital	Comprehensive Income
Partners' capital at January 1, 2010	$152.8	$(0.1)	$(14.6)	$3.2	$141.3
Net earnings	99.9	1.3	34.6		135.8	$135.8
Change in fair value of derivatives				(3.2)	(3.2)	(3.2)

Comprehensive income					—	$132.6

Distributions	(66.6)	(0.9)	(27.0)		(94.5)

Partners' capital at September 30, 2010	$186.1	$0.3	$(7.0)	$—	$179.4

	Common Units	Class B Common Units	General Partners' Interests	Accumulated Other Comprehensive Income	Total Partners' Capital	Comprehensive Income
Partners' capital at January 1, 2009	$217.9	$1.0	$39.2	$(30.8)	$227.3
Net earnings	77.4	1.2	42.8		121.4	$121.4
Change in fair value of derivatives				31.8	31.8	31.8

Comprehensive income					—	$153.2

Distributions	(135.0)	(2.1)	(83.4)		(220.5)

Partners' capital at September 30, 2009	$160.3	$0.1	$(1.4)	$1.0	$160.0

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

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

        Terra Nitrogen GP Inc., the Partnership's general partner (the General Partner), is a wholly-owned subsidiary of Terra Industries Inc. (Terra). On April 15, 2010, Terra became an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF) pursuant to an agreement and plan of merger between CF and Terra, dated as of March 12, 2010. As a result of the acquisition, the General Partner became a wholly-owned subsidiary of CF. CF's acquisition of Terra has not impacted the recorded basis of any of the assets or liabilities of the Partnership.

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

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets (ASU No. 2009-16). This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for de-recognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

4. Agreement of Limited Partnership

        We make quarterly distributions to our partners based on "Available Cash" for the quarter (as defined in our Agreement of Limited Partnership). Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. In the nine months ended September 30, 2010 and 2009, we paid partnership distributions of $94.5 million and $220.5 million, respectively.

        We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to its general partner (who is also our General Partner). Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975% to Common Unitholders and Class B Common Unitholders and 0.025% to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distribution (MQD) of $0.605 per unit. Under such circumstances, our

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Agreement of Limited Partnership (Continued)

General Partner is entitled, as an incentive, to larger percentage interests or Incentive Distribution Rights (IDRs).

        On November 4, 2010, we announced a $1.40 cash distribution per common limited partnership unit, payable on November 29, 2010 to holders of record as of November 15, 2010. In the third quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        At September 30, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5. Net Earnings per Common Unit

        Basic and diluted earnings per Common Unit is based on the weighted-average number of Common Units outstanding during the period. The following table provides a reconciliation for basic

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

5. Net Earnings per Common Unit (Continued)

and diluted earnings per Common Unit for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per-unit amounts)
Basic earnings per Common Unit:
Net earnings	$35.2	$17.3	$135.8	$121.4
Less: Net earnings allocable to Class B Common Units	0.3	0.2	1.3	1.2
Less: Net earnings allocable to General Partner	9.0	5.2	34.6	42.8

Net earnings allocable to Common Units	$25.9	$11.9	$99.9	$77.4

Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per Common Unit	$1.40	$0.64	$5.40	$4.18

        There were no dilutive Common Units outstanding for the three and nine month periods ended September 30, 2010 and 2009.

6. Inventories, Net

        Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Materials and supplies	$13.2	$9.1
Finished goods	10.2	20.4

Total	$23.4	$29.5

7. Derivative Financial Instruments

        We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the volatility of in natural gas prices. We report derivatives on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in the statement of operations in the period of change. Cash flows related to natural gas derivatives are reported as operating activities.

        Prior to the acquisition of Terra by CF, we generally classified our natural gas derivatives as cash flow hedges if all of the following conditions were met: The item to be hedged exposed us to currency, interest or price risk; it was probable that the results of the hedge position substantially offset the effects of the risk; and the hedge designation occurred at the inception of the hedge. If the derivative was designated as a cash flow hedge, and to the extent such hedge was determined to be effective, changes in fair value were reported as a component of accumulated other comprehensive income (AOCI) in the period of change, and subsequently recognized in earnings in the period the offsetting hedged transaction occurred.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Derivative Financial Instruments (Continued)

        In the second quarter of 2010, we discontinued hedge accounting in order to align our accounting policy with CF's. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in the statement of operations. The remaining balance in AOCI relating to derivatives that were originally designated as cash flow hedges was reclassified into earnings as derivatives settled during the three months ended June 30, 2010.

        The gross fair values of derivatives on our Consolidated Balance Sheets are shown below. At September 30, 2010, all balance sheet amounts arise from commodity derivatives that are not designated as hedging instruments. At December 31, 2009, all balance sheet amounts arose from commodity derivatives that were designated as cash flow hedges. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	September 30, 2010	December 31, 2009
	(in millions)
Unrealized gains in other current assets	$—	$3.4
Unrealized losses in other current liabilities	(7.1)	—

Net unrealized derivative gains (losses)	$(7.1)	$3.4

        At September 30, 2009, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, we recorded a $0.8 million charge to cost of sales for the nine month period ended September 30, 2009. At September 30, 2009, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, reported a $1.1 million credit to cost of sales.

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Derivative Financial Instruments (Continued)

        The following table presents the effect of our commodity derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009.

Three Months Ended September 30
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2010	2009		2010	2009		2010	2009
(in millions)
$—	$(0.6)	Cost of Sales	$—	$(2.7)	Cost of Sales	$(7.2)	$0.3

Nine Months Ended September 30
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2010	2009		2010	2009		2010(b)	2009(c)
(in millions)
$—	$(15.1)	Cost of Sales	$3.2	$(47.0)	Cost of Sales	$(6.7)	$0.3

(a)
Gain (loss) recognized in AOCI, net of amounts reclassified from AOCI into earnings. In the three months ended June 30, 2010, $4.0 million of losses were reclassified into earnings related to cash flow hedges that were de-designated as a result of the discontinuance of hedge accounting.

(b)
For the nine months ended September 30, 2010, the amount of gain (loss) recognized in earnings includes a $4.0 million loss in the second quarter related to reclassification from AOCI into earnings following the discontinuance of hedge accounting. Amounts representing the ineffective portion of the hedging relationships and amounts excluded from the assessment of hedge effectiveness prior to the discontinuance of hedge accounting were insignificant.

(c)
For the nine months ended September 30, 2009, the amount of gain (loss) recognized in earnings represents ($0.8) million related to the ineffective portion of the hedging relationships and $1.1 million related to amounts excluded from the assessment of hedge effectiveness.

        At September 30, 2010, we had open derivative contracts for 10.4 million MMBtus of natural gas. For the nine months ended September 30, 2010, we used derivatives to cover approximately 55% of our natural gas consumption.

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

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of September 30, 2010 and December 31, 2009.

	Balance as of September 30, 2010	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$101.1	$101.1	$—	$—

Total assets at fair value	$101.1	$101.1	$—	$—

Unrealized losses on natural gas derivatives	$(7.1)	$—	$(7.1)	$—

Total liabilities at fair value	$(7.1)	$—	$(7.1)	$—

	Balance as of December 31, 2009	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$24.8	$24.8	$—	$—
Unrealized gains on natural gas derivatives	3.4	—	3.4	—

Total assets at fair value	$28.2	$24.8	$3.4	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at fair value on a recurring basis:

Cash and Cash Equivalents

        As of September 30, 2010 and December 31, 2009, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swap contracts. These contracts settle using NYMEX futures prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX are used to determine the

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

8. Fair Value Measurements (Continued)

fair value of these instruments. See Note 7—Derivative Financial Instruments for additional information.

9. Property, Plant and Equipment, Net

        Property, plant and equipment—net consists of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Land	$1.6	$1.6
Building and improvements	6.9	6.9
Plant and equipment	251.9	246.5
Construction in progress	11.5	4.6

	271.9	259.6
Less: Accumulated depreciation, depletion and amortization	188.7	180.5

	$83.2	$79.1

10. Plant Turnarounds, Net

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$8.4	$5.2
Additions	9.1	7.4
Depreciation	(3.5)	(5.0)

Ending balance	$14.0	$7.6

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

TERRA NITROGEN COMPANY, L.P.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

11. Revolving Credit Facility

        Effective September 28, 2010, we terminated our $50 million revolving credit facility (the facility). Under the facility interest was charged at a variable rate plus a fixed margin (London Interbank Offer Rate (LIBOR) plus 300 basis points). Under the facility, available borrowing was generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Borrowings under the credit facility were secured by substantially all of our working capital. The facility also required us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At September 28, 2010, there were no amounts outstanding under the facility.

12. Contingency

        In October 2007, a request for information was received from the U.S. Environmental Protection Agency (EPA) pursuant to Section 114 of the Clean Air Act with respect to CF's (formerly Terra's) nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at nine of the nitric acid plants, including our Verdigris facility. Negotiations with the EPA have been ongoing since May 2008 with respect to a proposed consent decree that, if finalized, will require compliance with significantly lower nitrogen oxide emission standards. It is expected that compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors at our facility. Although agreement in principle has been reached with the EPA with respect to the standards and modifications, the final terms of the consent decree to resolve this matter are continuing to be negotiated.

13. Related Parties

        On September 29, 2010, we entered into an Amendment to the General and Administrative Services and Product Offtake Agreement (the Amendment) with CF Industries, Inc. (CF Industries), Terra and the General Partner.

        Effective as of July 1, 2010, the Amendment changes the Amended and Restated General and Administrative Services Agreement among Terra , the General Partner and TNCLP, dated as of October 23, 2007 (the Terra Services Agreement), to assign all of Terra's rights and obligations under the Terra Services Agreement to CF Industries and amend the cost of the services to be provided to TNCLP by CF Industries by replacing the prior variable cost allocation with a fixed quarterly fee of $3.5 million, subject to annual inflation adjustment. The fixed quarterly fee is in addition to costs and expenses incurred by CF Industries that are directly attributable to TNCLP.

        Also, pursuant to the Amendment, beginning at a future effective date to be agreed by the parties and announced at a later date, TNCLP will sell all of its fertilizer products to CF Industries at prices to be determined based on the then current market prices for TNCLP products as defined in the Amendment. The Amendment is effective for a one-year term from the effective date and will renew automatically for successive one-year terms unless terminated by any of the parties.

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

        The section entitled "Risk Factors" contained in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC.

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

Dependence on CF

        We are dependent on CF in a number of respects. CF provides all of our management, natural gas purchasing and hedging, selling and administrative services and operates our facilities through the General Partner. CF and its wholly-owned subsidiaries, have more debt and debt service requirements than we do. Although CF is affected by most of the factors that affect us, CF's higher level of debt could put them at greater risk than us in the event of adverse business conditions. Our results of operations and financial condition might be materially adversely affected by financial difficulties at CF, default by it or its subsidiaries on their debt or their bankruptcy. For additional information concerning CF, refer to CF's filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and current reports on Form 8-K.

Introduction

        In this discussion and analysis, we explain our business in the following areas:

  •
  Company Overview;

  •
  Results of Operations; and

  •
  Liquidity and Capital Resources

Company Overview

        Terra Nitrogen Company, L.P. (TNCLP, we, our, or us) is a Delaware limited partnership that produces and distributes nitrogen fertilizer products primarily to the agriculture industry. We conduct our business through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the

TERRA NITROGEN COMPANY, L.P.

Operating Partnership, and collectively with TNCLP, the Partnership). The General Partner is the general partner of both TNLCP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF. We are a leading nitrogen producer in North America serving agricultural and industrial customers, by producing approximately 1.0 million tons of anhydrous ammonia (ammonia) annually, of which approximately 0.7 million tons are upgraded into approximately 1.9 million tons of 32% urea ammonium nitrate solutions (UAN).

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

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended September 30, 2010 of $35.2 million on revenues of $136.0 million compared with net earnings for the three months ended September 30, 2009 of $17.3 million, on revenues of $101.5 million. Net earnings per Common Unit for the three months ended September 30, 2010 was $1.40 compared with $0.64 for the three months ended September 30, 2009.

        We also reported net earnings for the nine months ended September 30, 2010 of $135.8 million, on revenues of $421.7 million, compared with net earnings for the nine months ended September 30, 2009 of $121.4 million, on revenues of $409.6 million. Net earnings per Common Unit for the nine months ended September 30, 2010 was $5.40 compared with $4.18 for the nine months ended September 30, 2009.

        The following table shows the results of operations for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per unit amounts)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales	$136.0	$101.5	$34.5	34%	$421.7	$409.6	$12.1	3%
Cost of goods sold	96.8	79.7	17.1	21%	273.5	274.7	(1.2)	0%

Gross margin	39.2	21.8	17.4	80%	148.2	134.9	13.3	10%
Gross margin percentage	28.8%	21.5%	7.3%	34%	35.1%	32.9%	2.2%	7%
Selling, general and administrative expenses	3.8	4.5	(0.7)	(16)%	12.1	13.9	(1.8)	(13)%

Operating earnings	35.4	17.3	18.1	105%	136.1	121.0	15.1	12%
Interest income (expense), net	(0.2)	—	(0.2)	NM	(0.3)	0.4	(0.7)	(175)%

Net earnings	$35.2	$17.3	$17.9	103%	$135.8	$121.4	$14.4	12%

Net earnings allocable to Common Units	$25.9	$11.9	$14.0	118%	$99.9	$77.4	$22.5	29%
Net earnings per Common Unit	$1.40	$0.64	$0.76	119%	$5.40	$4.18	$1.22	29%

TERRA NITROGEN COMPANY, L.P.

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volumes and prices for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Volumes (000 tons)	Unit Price ($/ton)(2)	Volumes (000 tons)	Unit Price ($/ton)(2)	Volumes (000 tons)	Unit Price ($/ton)(2)	Volumes (000 tons)	Unit Price ($/ton)(2)
Ammonia	87	$366	58	$249	240	$342	246	$394
UAN(1)	485	$181	517	$136	1,499	$193	1,295	$208
Cost of natural gas ($ per MMBtu)(3)	—	$4.29	—	$3.53	—	$4.67	—	$4.97

(1)
The nitrogen content of UAN is 32% by weight.

(2)
After deducting outbound freight costs of $16.3 million and $16.5 million for the third quarters of 2010 and 2009, respectively, and $48.8 million and $41.9 million for the first nine months of 2010 and 2009, respectively.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

Third Quarter of 2010 Compared to the Third Quarter of 2009

        Our net sales for the third quarter of 2010 were $136.0 million, an increase of $34.5 million, or 34%, from the third quarter of 2009 net sales of $101.5 million. The increase was due to increases in average UAN and ammonia sales prices of 33% and 47%, respectively, and an increase in ammonia sales volume of 50%, partially offset by a decline in UAN sales volume of 6%.

        Our gross margin was $39.2 million in the third quarter of 2010 compared to $21.8 million in the third quarter of 2009. Gross margin as compared to prior year increased due to the realization of higher fertilizer prices, partially offset by an increase in natural gas prices. The third quarter natural gas unit costs, net of derivative gains and losses, increased from $3.53 per MMBtu in 2009 to $4.29 per MMBtu in 2010. The gross margin as a percent of sales increased to 28.8% from 21.5%.

        We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to fix natural gas costs for production required for forward sales commitments. Effective in the second quarter, we discontinued the use of hedge accounting for derivative instruments. This change has not affected our gas purchasing decisions, hedging approach or cash flows. For the three months ended September 30, 2010, we recognized an unrealized mark-to-market loss of $7.2 million due to a decline in forward natural gas prices while our forward positions increased during the quarter.

        Selling, general and administrative costs were $3.8 million in the third quarter of 2010, a decline of $0.7 million from the third quarter of 2009. The decline is primarily due to lower corporate expenses allocated from our General Partner.

        Interest expense increased in the third quarter of 2010 due to fees we incurred to extend the waiver on our revolving credit facility through September 28, 2010.

        Our net earnings were $35.2 million in the third quarter of 2010, an increase of $17.9 million, or 103%, as compared to $17.3 million in the third quarter of 2009. Net earnings increased primarily due to higher gross margin and lower selling, general and administrative expenses in the quarter.

TERRA NITROGEN COMPANY, L.P.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

        Our net sales for the nine months ended September 30, 2010 were $421.7 million, an increase of $12.1 million, or 3%, from the nine months ended September 30, 2009 net sales of $409.6 million. The increase was primarily due to a 16% increase in UAN sales volume, partially offset by 7% and 13% declines, respectively, in UAN and ammonia average sales prices as compared to the first nine months of 2009.

        Our gross margin was $148.2 million for the nine months ended September 30, 2010 compared to $134.9 million for the nine months ended September 30, 2009. Natural gas unit costs for the first nine months of 2010, net of derivative gains and losses, decreased 6% from $4.97 per MMBtu in 2009 to $4.67 per MMBtu in 2010. The decrease in natural gas prices, plus the impact of higher volumes in UAN were partially offset by the impact of lower selling prices and unrealized mark to market losses of $6.7 million, which increased gross margin as compared to the prior year. The gross margin as a percent of sales increased to 35.1% from 32.9%.

        Selling, general and administrative costs were $12.1 million for the nine months ended September 30, 2010, a decrease of $1.8 million as compared to the same period in 2009. This is primarily due to lower corporate expenses and lower expenses allocated from the General Partner since we entered into an amended services agreement, effective July 1, 2010. See Note 13 to the Notes to Unaudited Consolidated Financial Statements included herein.

        Interest income decreased for the nine months ended June 30, 2010 due a reduction of the average investment balance as compared to the nine months ended September 30, 2009.

        Our net earnings increased to $135.8 million for the nine months ended September 30, 2010, an increase of $14.4 million, or 12%, as compared to $121.4 million for the nine months ended September 30, 2009. Net earnings increased primarily due to higher gross margin and lower selling, general and administrative expenses.

Liquidity and Capital Resources

        Our principal uses of cash are for operating expenses, working capital, capital expenditures and quarterly distributions. Cash and cash equivalents were $101.1 million at September 30, 2010. During the first nine months of 2010, cash and cash equivalents increased by $76.3 million from December 31, 2009.

        Our cash receipts are generally collected by CF. Cash receipts, net of cash payments made by CF, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF is a creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

Total cash provided by (used in)(dollars in millions):	2010	2009
Operating activities	$192.8	$160.2
Investing activities	(21.4)	(23.7)
Financing activities	(95.1)	(220.5)

Increase (decrease) in cash and cash equivalents	$76.3	$(84.0)

TERRA NITROGEN COMPANY, L.P.

Operating Activities

        Net cash provided by operating activities for the first nine months of 2010 was $154.4 million and $38.4 million of working capital changes. The $154.4 million includes $135.8 million of net earnings, adjusted for non-cash expenses of $11.9 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs and $6.7 million of mark to market losses on derivatives.

Investing Activities

        Our investing activities used $21.4 million of cash in the first nine of 2010 for additions to property, plant and equipment, and plant turnaround expenditures.

Financing Activities

        During the first nine months of 2010, we paid distributions of $94.5 million to our unit holders. The distributions paid are based on "Available Cash," as defined in our Agreement of Limited Partnership. See Note 4 to the Notes to Unaudited Consolidated Financial Statements included herein.

Revolving Credit Facility

        Effective September 28, 2010, we terminated our $50 million revolving credit facility (the facility). Under the facility interest was charged at a variable rate plus a fixed margin (London Interbank Offer Rate (LIBOR) plus 300 basis points). Under the facility, available borrowing was generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, less outstanding letters of credit. Borrowings under the credit facility were secured by substantially all of our working capital. The facility also required us to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. At September 28, 2010, there were no amounts outstanding under the facility. In the absence of this facility, the General Partner believes that the Partnership has adequate available cash, short-term investments and cash from operations to fund its working capital needs.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners' independent directors.

Partnership Distributions

        We make quarterly distributions to our partners based on "Available Cash" for the quarter, as defined in our Agreement of Limited Partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines to be necessary in its reasonable discretion. We paid distributions of $94.5 million and $220.5 million in the nine months ended September 30, 2010 and 2009, respectively.

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

TERRA NITROGEN COMPANY, L.P.

circumstances, our General Partner is entitled, as an incentive, to larger percentage interests or Incentive Distribution Rights (IDRs). Pursuant to our Agreement of Limited Partnership, earnings allocable to the limited partners and General Partner is based upon the distributions of Available Cash for the year.

        On November 4, 2010, we announced a $1.40 cash distribution per common limited partnership unit, payable on November 29, 2010 to holders of record as of November 15, 2010. In the third quarter we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At September 30, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2010, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Our cash receipts are generally received by CF on our behalf and our cash disbursements are generally made by CF on our behalf. Cash receipts, net of cash payments made by CF, are transferred to us on a weekly basis. As a result of this cash collection and distribution arrangement, CF is a creditor to us.

Derivatives

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this standard, derivatives are reported on the balance sheet at fair value. Prior to the second quarter of 2010, we generally classified our natural gas derivatives as cash flow hedges, whereby the effective portion of the change in fair value was reported as a component of accumulated comprehensive income and was subsequently recognized in earnings in the period the offsetting hedged transaction occurred. Beginning in the second quarter of 2010, we discontinued hedge accounting but continue to use derivatives as an

TERRA NITROGEN COMPANY, L.P.

economic hedge of gas price risk. Accordingly, changes in the fair value of the derivatives are recorded in earnings as the changes occur. This change has increased volatility in reported earnings.

Contractual Obligations

        There were no material changes outside the ordinary course of business to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the period ended December 31, 2009.

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

        As of September 30, 2010 and December 31, 2009, we had open derivative contracts for 10.4 million MMBtus and 6.1 million MMBtus, respectively, of natural gas, a substantial portion of which relate to sales that had been contracted to be sold at a fixed price in the future. An overall $1.00 per MMBtus change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our September 30, 2010 derivative positions by $10.4 million.

ITEM 4.    CONTROLS AND PROCEDURES

        Our Principal Executive Officer and Vice President and Corporate Controller (who is currently performing the functions of our principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

        Except as noted below, there was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        In the second quarter of 2010, CF completed its merger of Terra and Terra Nitrogen GP Inc. with and into a wholly-owned subsidiary of CF Industries. We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

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

  •
  weather conditions;

  •
  our inability to predict seasonal demand for our products accurately;

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

  •
  risks related to TNCLP's reliance on one production facility;

  •
  reliance on third party transportation providers;

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

  •
  future regulatory restrictions and requirements related to GHG emissions, climate change or other environmental requirements;

  •
  acts of terrorism and regulations to combat terrorism;

  •
  the fact that CF and its affiliates are engaged in fertilizer manufacturing;

  •
  dependence on CF and its employees; and

  •
  deterioration of global market and economic conditions.

        Additional information as to these factors can be found in our 2009 Annual Report on Form 10-K and in our subsequent Quarterly Reports on Form 10-Q.

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

        Richard A. Hoker, Vice President and Corporate Controller of the General Partner, is signing the certifications attached to this Quarterly Report on Form 10-Q and dated November 5, 2010, as the person performing the functions of the Company's principal financial officer. As previously announced, the General Partner's chief financial officer and principal financial officer resigned effective as of September 20, 2010, and the General Partner has not yet appointed a successor.

ITEM 6.    EXHIBITS

(a)   Exhibits:

10.1	Amendment to the General and Administrative Services and Product Offtake Agreement between CF Industries, Inc., a Delaware corporation, Terra Industries Inc., a Maryland corporation, Terra Nitrogen GP Inc., a Delaware corporation and Terra Nitrogen Company, L.P., a Delaware limited partnership, dated September 28, 2010. (incorporated by reference to Exhibit 10.1 to TNCLP's Form 8-K dated September 29, 2010 (Commission File No. 003-43007))
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: November 5, 2010	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 5, 2010	By:	/s/ RICHARD A. HOKER Richard A. Hoker Vice President and Corporate Controller (Principal Accounting Officer)