Form 10-K
period 2010-12-31
TERRA NITROGEN CO L P /DE
filed 2011-02-25
CIK 879575

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 033-43007

TERRA NITROGEN COMPANY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1389684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Parkway North, Suite 400 Deerfield, Illinois (Address of principal executive offices)	60015 (Zip Code)

(Registrant's telephone number, including area code) (847) 405-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests Evidenced by Depositary Receipts	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $313,515,839.

         The number of common units, without par value, outstanding as of February 25, 2011 was 18,501,576.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

Part I

ITEM 1.    BUSINESS

        "Notes" referenced throughout this document refer to financial statement footnote disclosures that are found in Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements.

Overview

        Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings Inc (CF Industries Holdings), a Delaware corporation. CF Industries Holdings acquired Terra on April 15, 2010 pursuant to an agreement and plan of merger between Terra and CF Industries Holdings, dated as of March 12, 2010.

        CF Industries Holdings is the holding company for the operations of CF Industries, Inc (CF Industries), a Delaware corporation. CF Industries is a global leader in nitrogen and phosphate fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada; conducts phosphate mining and manufacturing operations in Central Florida; and distributes fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

        Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interest consists of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2010. The other common units are traded on the New York Stock Exchange under the symbol "TNH."

        For the year ended December 31, 2010, we sold 2.3 million tons of nitrogen fertilizers, recognized net sales of $564.6 million and generated net earnings of $201.6 million. Additional financial information about our business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

        TNCLP and TNGP have no employees. CF Industries currently provides certain services to us under an administrative services agreement. Prior to September 28, 2010, the services were provided to us by Terra under an Amended and Restated General and Administrative Services Agreement Regarding Services, dated as of October 23, 2007 (Terra Services Agreement). On September 28, 2010, we entered into the Amendment to the General and Administrative Services and Product Offtake Agreement (Amended Agreement). The Amended Agreement assigned all of Terra's rights and obligations under the Terra Services Agreement to CF Industries and replaced the allocation and cost sharing provisions for the cost of certain services provided to TNCLP by CF Industries with a fixed quarterly fee of $3.5 million, subject to annual inflation adjustment, and reimbursement of all expenses

TERRA NITROGEN COMPANY, L.P.

incurred by CF Industries that are directly attributable to the Partnership. The Amended Agreement also provided that at a future date, to be specified in writing by the parties, the Partnership would sell all of its output of fertilizer products to CF Industries for a price determined based on the then current market price for the Partnership's fertilizer products as defined in the Amended Agreement. Pursuant to the Amended Agreement, these product purchase arrangements became effective on January 1, 2011. For further information regarding our agreements with CF Industries, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

        We make available free of charge on or through our Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines and charters for the Audit Committee and Corporate Governance and Nominating Committee of our Board of Directors are also available on our Internet website. We will provide electronic or paper copies of these documents free of charge upon written request delivered to our principal executive offices at the address below. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015.

Our Products

        Our principal products are ammonia and UAN, which we manufacture at our Verdigris, Oklahoma facility. Our nitrogen products, are used primarily by farmers to improve the yield and quality of their crops. Although ammonia and UAN are often interchangeable, each has its own characteristics and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment.

        Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown does not reflect product used internally in the manufacture of other products (for example, in 2010 we used approximately 0.8 million tons of ammonia in the production of UAN).

	2010		2009		2008
	Tons	Sales(1)	Tons	Sales(1)	Tons	Sales(1)
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	335	$123.7	307	$114.7	303	$186.5
UAN	1,958	377.3	1,761	335.6	1,980	653.8
Other(2)		1.6		1.9		2.8

Total	2,293	$502.6	2,068	$452.2	2,283	$843.1

(1)
Nitrogen fertilizer products sales exclude $61.4 million, $54.8 million and $59.5 million of outbound freight costs for 2010, 2009 and 2008, respectively.

(2)
Other includes primarily sales of nitric acid.

        Gross margin was $217.6 million, $160.9 million and $432.2 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

TERRA NITROGEN COMPANY, L.P.

Our Facilities

        Our sole production facility in Verdigris, Oklahoma is the second largest UAN production facility in North America. It has two ammonia plants, two nitric acid plants and two UAN plants. It has the annual capacity to produce approximately 1.1 million tons of ammonia (most of which is upgraded to UAN) and 2.0 million tons of UAN (measured on a 32% nitrogen content basis). The Verdigris facility represents approximately 6% of North American ammonia capacity and 14% of North American UAN capacity.

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2010	2009	2008
	(tons in thousands)
Ammonia(1)	1,123	1,000	1,172
UAN (32%)	1,923	1,882	2,047

(1)
Gross ammonia production, including amounts subsequently upgraded to UAN.

        Our Verdigris location is well suited to serve the U.S. Corn Belt. We have multiple production units for each product, which provide us with some flexibility to adjust our product mix between ammonia and UAN. Verdigris is strategically located on approximately 650 acres near Tulsa's Port of Catoosa on the Verdigris River. We lease a port terminal from the Tulsa-Rodgers County Port Authority, which provides access to transport fertilizer by way of river barges. In addition, Verdigris is located on the Burlington Northern railroad, providing access to rail transport, and a 1,100-mile ammonia pipeline. The complex has on-site storage for 23,000 tons of ammonia and 49,100 tons of UAN (measured on a 32% nitrogen content basis), providing us with flexibility to handle temporary disruptions to shipping activities without impacting production.

Customers

        In 2010, the principal customers for our nitrogen fertilizers were dealers, national farm retail chains and distributors. Sales to these customers were generated by CF Industries' (or Terra's) internal marketing and sales force. In 2010, our top five customers accounted for approximately 26% of our nitrogen sales, with Crop Production Services (CPS) being our largest customer representing approximately 9% of our nitrogen sales. Effective as of January 1, 2011, we began selling all of the fertilizer products that we produce to CF Industries, making CF Industries our only customer.

Raw Materials

        Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2010, natural gas accounted for approximately 50% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs. Our Verdigris facility has access to abundant, competitively-priced natural gas through the ONEOK (Panhandle) intrastate gas pipeline.

        In 2010, our Verdigris facility consumed approximately 40 million MMBtus of natural gas. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Notes to the Consolidated Financial Statements, Note 7—Derivative Financial Instruments.

TERRA NITROGEN COMPANY, L.P.

Distribution

        Our production facility in Verdigris is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has access to an ammonia pipeline to transport product to high demand regions. During 2010, our products were marketed and distributed by CF Industries (or Terra). Effective as of January 1, 2011, we began selling all of the fertilizer products that we produce to CF Industries.

Competition

        The market for nitrogen fertilizer products is intensely competitive. Competition in the nitrogen fertilizer market is based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in purchaser's buying decisions. Agrium, Koch Nitrogen, Coffeyville Resources, LSB Industries and CF Industries are all large North American-based producers of nitrogen fertilizer products. There is also significant competition from product sourced from regions of the world with lower natural gas costs.

Seasonality

        The sales patterns of each of our major products are seasonal. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

Environmental and Other Regulatory Matters

        We are subject to numerous environmental, health and safety laws and regulations, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state and local statutes. Violations can result in substantial penalties, court orders to install pollution control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.

        Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the Partnership's acquisition of these facilities.

Environmental Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2010 were approximately $3.3 million. In 2011, we estimate that we will spend approximately $6.5 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change

TERRA NITROGEN COMPANY, L.P.

frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition and results of operations.

Clean Air Act

        In October 2007, a request for information was received from the U.S. Environmental Protection Agency (EPA) pursuant to Section 114 of the Clean Air Act with respect to CF Industries' (formerly Terra's) nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at nine of the nitric acid plants, including our Verdigris facility. Negotiations with the EPA have been ongoing since May 2008 and an agreement in principle was reached to resolve this matter. On February 11, 2011, we executed a consent decree that, if finalized, will require compliance with significantly lower nitrogen oxide emission standards. It is expected that compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors at our facility at an estimated capital cost of $7.5 million. The consent decree has yet to be executed by representatives of the U.S. Department of Justice, the EPA, as well as the state governments in which each of the nitric acid plants are located and therefore is not final at this time.

Employees

        TNCLP and TNGP have no employees. CF Industries provides services to us under the Amended Agreement.

TERRA NITROGEN COMPANY, L.P.

ITEM 1A.    RISK FACTORS

        Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price of TNCLP's common units. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations, and the market price of TNCLP's common units.

We are wholly dependent on our Verdigris manufacturing facility, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

        Our manufacturing operations would be subject to significant interruption if our Verdigris manufacturing facility were to experience a major accident or were damaged by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of those hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and could result in suspension of operations and the imposition of civil or criminal penalties. We currently maintain property insurance, including business interruption insurance, although there can be no assurance that we have sufficient coverage, or can in the future obtain and maintain sufficient coverage at reasonable costs.

        The manufacturing operations at our Verdigris facility could also be subject to interruption if our single ammonia storage facility were to be removed from service due to damage from an accident or natural disaster, or due to problems discovered during inspections associated with long-term maintenance or safety requirements.

Our business is dependent on natural gas, which is subject to a high level of price volatility.

        Natural gas is the principal raw material used to produce nitrogen fertilizers and comprises a significant portion of the total cost of our products. Because our nitrogen fertilizer manufacturing facility is located in the United States, the price of natural gas in North America directly impacts a substantial portion of our production costs. The price of natural gas in North America is highly volatile. The market price of natural gas in North America is not linked to other world gas prices and is also higher than the price of natural gas in certain other major fertilizer-producing regions, including the Middle East. In addition to having access to lower-priced natural gas, some of our competitors may also benefit from fixed-price natural gas contracts, which may be linked directly to the market price of the nitrogen fertilizer being manufactured. Recent declines in the price of North American natural gas have been driven, in part, by the development of new sources of natural gas for the North American market, including, "unconventional" sources, such as shale gas, exploration and development of new natural gas fields and natural gas imports in the form of liquid natural gas. Any limitation on these sources of natural gas as a result of the environmental concerns raised with the development of new natural gas fields or the techniques used to recover shale gas or otherwise could cause the price of natural gas in North America to rise significantly. Given the volatility of pricing and our dependence on North American natural gas, the price we pay for natural gas in the future may be higher than prices paid by producers in certain other fertilizer-producing regions of the world, which may make it more difficult for us to compete against these producers.

        We may not be able to pass along higher operating costs to our customers in the form of higher product prices. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. Production rates at our Verdigris facility have

TERRA NITROGEN COMPANY, L.P.

previously been reduced in response to high natural gas prices and such reductions could occur again in the future.

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

        Periods of high demand, high capacity utilization and increasing operating margins tend to result in investment in production capacity, which may cause supply to exceed demand and selling prices and capacity utilization to decline. Future growth in demand for fertilizer may not be sufficient to absorb excess industry capacity.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and/or temporary or permanent curtailments of production.

Our products are global commodities and we face intense competition from other producers.

        We are subject to intense price competition from both domestic and foreign sources. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities.

        Some of these competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Consolidation in the fertilizer industry has increased the resources of several of our competitors. Such consolidation could continue and our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has

TERRA NITROGEN COMPANY, L.P.

increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current RFS levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

We rely on third party providers of transportation services and equipment, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

        We, in conjunction with CF Industries, rely on railroad, trucking, pipeline, and river barge companies to transport raw materials to our manufacturing facility, to deliver finished products to our distribution system and to ship finished products to our customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products.

        If we are delayed or are unable to ship our finished products or obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and/or cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our sales and results of operations.

        The railroad industry has initiated various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia that is transported to and from our facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board (STB) issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials; and (iii) lobbying for new legislation or regulations that would limit or eliminate the railroads' common carrier obligation to transport TIH materials. If the railroads were to succeed in one or more of these initiatives, it could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads.

        New regulations could also be implemented affecting the equipment used to ship our raw materials or finished products. The U.S. railroad industry is developing higher ammonia tank car performance

TERRA NITROGEN COMPANY, L.P.

standards which could require the modification or replacement of our leased tank cars. The effective date of these new regulations is not known at this time. These higher standards could adversely impact our cost of operations and our ability to obtain an adequate supply of rail cars to support our operations.

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

        Weather conditions or, in certain cases, weather forecasts, can also dramatically affect the price of natural gas, our principal raw material used to make nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the demand of natural gas for residential and industrial use. In addition, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

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

TERRA NITROGEN COMPANY, L.P.

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

        Expansion of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition and results of operations.

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our operating results.

        There have been increased initiatives by various parties to legislate and/or regulate carbon emissions, including carbon dioxide. There are substantial uncertainties as to the nature, stringency and timing of any future climate change regulations. Our nitrogen operations produce substantial quantities of carbon dioxide in the chemical reactions that are necessary to produce anhydrous ammonia. Climate change regulations may also impact the cost of natural gas, a major chemical feedstock and fuel used in our nitrogen fertilizer operations.

        In the United States, climate change regulation is evolving at state, regional and federal levels. Although there were federal legislative developments in the 111th Congress, including the passage of a comprehensive climate change bill in the House of Representatives, efforts to pass such legislation have ceased. However, the EPA has begun to issue federal greenhouse gas (GHG) regulations that impact our Verdigris, Oklahoma facility, including a mandatory GHG reporting rule that required us to commence monitoring GHG emissions from our facility beginning on January 1, 2010 and begin reporting on the previous year's emissions annually starting in 2011. In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). This regulation requires that new or modification of existing major sources of GHG emissions would become subject to the PSD air permitting program (and later, the Title V permitting program) beginning in January 2011, although the regulation also significantly increases the emissions thresholds that would subject facilities to these regulations. This regulation (along with other GHG regulations and determinations issued by the EPA) is currently subject to judicial appeal. Regulation of GHG emissions pursuant to the PSD program could subject new capital projects to additional permitting requirements that may result in delays in completing such projects.

        Federal and/or state regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent climate change restrictions imposed in countries where our competitors operate are less stringent than in the United States, our competitors could gain cost or other competitive advantages over us.

TERRA NITROGEN COMPANY, L.P.

Our inability to predict future seasonal fertilizer demand accurately could result in excess inventory, potentially at costs in excess of market value, or product shortages.

        The fertilizer business is seasonal. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of customers to store significant quantities of this product. The seasonality of fertilizer demand results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

        If seasonal demand is less than we expect, we may be left with excess inventory that will have to be stored (in which case our results of operations will be negatively impacted by any related increased storage costs) and/or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are particularly acute with respect to our nitrogen fertilizer business because of the highly volatile cost of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers.

Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.

        We manage commodity price risk for our business. Although we have risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk. Even if risks have been identified, our earnings, cash flows, and financial position could be adversely affected by changes involving volatility, changes involving adverse correlation of commodity prices, or market liquidity issues.

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

CF Industries and its affiliates are also engaged in fertilizer manufacturing.

        The agreement of limited partnership does not prohibit CF Industries and its affiliates, other than TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in any businesses which could compete with or otherwise harm our business. In addition, CF Industries, may acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.

We are dependent on CF Industries and its employees for the success of our business.

        We are dependent on CF Industries for our success in a number of respects. CF Industries, through our General Partner, is obligated to take all of the production from our Verdigris manufacturing facility and, together with its affiliates, provides certain other services to us, including production, manufacturing, accounting, legal, risk management, investor relations and other general and

TERRA NITROGEN COMPANY, L.P.

administrative services. CF Industries and its wholly-owned subsidiaries have debt and debt service requirements and we currently do not. Although CF Industries is affected by most of the factors that affect us, a higher level of debt could put CF Industries at greater risk than us in the event business conditions deteriorate materially. Our results of operations and financial condition might be adversely affected by financial difficulties at CF Industries, and default by them or their subsidiaries on their debt or their bankruptcy. Information regarding CF Industries can be obtained in the various filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Our limited access to capital in a time of need could materially adversely impact our business.

        We invest capital in our business to maintain our manufacturing assets, improve our production capabilities and capitalize on certain growth opportunities. The primary source of capital invested in the business is cash from operations. In the event that cash generated from operations is insufficient to fund capital investments, we would need to obtain additional funding in the form of loans or equity. Our ability to obtain such funding would be determined by market conditions at the time of the capital need. Our partnership structure and our reliance on a single manufacturing facility in Verdigris, Oklahoma could impede our ability to obtain such capital, which could materially adversely impact our financial position, results of operations, liquidity or ability to pay cash distributions.

Acts of terrorism and regulations to combat terrorism could negatively affect our business.

        Like other companies with major industrial facilities, our Verdigris facility may be the target of terrorist activities. This facility stores significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and/or reduced profit margins.

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

        A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to our customers' reluctance to replenish inventories. The overall impact of a global economic downturn on us is difficult to predict, and our business could be materially adversely impacted.

TERRA NITROGEN COMPANY, L.P.

FORWARD LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this document.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Such factors include, among others:

  •
  risks related to TNCLP's reliance on one production facility;

  •
  the volatile cost of natural gas;

  •
  the cyclical nature of our business;

  •
  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition in the consolidating markets in which we operate;

  •
  conditions in the U.S. agricultural industry;

  •
  reliance on third party transportation providers;

  •
  weather conditions;

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

  •
  the fact that CF Industries and its affiliates are engaged in fertilizer manufacturing;

  •
  dependence on CF Industries and its employees;

  •
  limited access to capital;

  •
  acts of terrorism and regulations to combat terrorism; and

  •
  deterioration of global market and economic conditions.

TERRA NITROGEN COMPANY, L.P.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Information regarding our Verdigris facility and properties is included in Part I, Item 1. Business—Our Products and Our Facilities.

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

ITEM 4.    (REMOVED AND RESERVED)

TERRA NITROGEN COMPANY, L.P.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH." There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2010 and 2009, as reported on the NYSE Composite Price History.

	2010		2009
Quarter	High	Low	High	Low
1st	$112.00	$75.25	$145.90	$93.30
2nd	87.57	66.38	144.48	94.97
3rd	105.00	67.01	119.86	95.00
4th	117.95	91.12	115.62	99.37

        Ownership of TNCLP is composed of the General Partner interest and the limited partner interests. The limited partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2010. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 16, 2011 was 130.

        Under TNCLP's agreement of limited partnership, cash distributions to unitholders are based on Available Cash for the quarter as defined therein. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in working capital and certain reserves established as the General Partner, in its reasonable discretion, determines to be necessary. For additional information regarding cash distributions, see the "Liquidity and Capital Resources" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

        The following table represents cash distributions paid to the holders of common units, Class B common units and the General Partner in the years ended December 31, 2010 and 2009:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2010
	First Quarter	$—	$—	$—	$—	$—
	Second Quarter	22.9	1.25	0.2	1.25	0.5
	Third Quarter	43.7	2.36	0.7	3.76	26.5
	Fourth Quarter	25.9	1.40	0.3	1.88	9.0
2009
	First Quarter	$55.0	$2.97	$0.9	$4.95	$37.6
	Second Quarter	38.9	2.10	0.6	3.24	21.8
	Third Quarter	41.1	2.22	0.7	3.48	24.0
	Fourth Quarter	30.1	1.63	0.4	2.32	13.2

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from our consolidated financial statements which are not included in this document.

        The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per unit data)
Income Statement Data:
Net sales	$564.6	$507.7	$903.0	$636.3	$425.1
Gross margin	217.6	160.9	432.2	221.6	53.1
Net earnings	201.6	144.3	422.4	205.8	46.2
Net earnings per common unit	8.01	5.40	14.90	10.90	2.45
Partnership Distributions Paid:
Limited Partner, common units	$92.5	$165.1	$278.9	$141.3	$35.5
Limited Partner, Class B common units	1.2	2.6	3.7	1.4	0.3
General Partner	36.0	96.6	93.5	1.5	0.4

Total partnership distributions	$129.7	$264.3	$376.1	$144.2	$36.2

Distributions Paid Per Common Unit:	$5.01	$8.92	$15.08	$7.64	$1.92

Balance Sheet Data:
Total assets	$296.7	$181.8	$341.4	$413.8	$218.2
Partners' captial	210.0	141.3	227.3	207.1	144.1

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        As you read this management's discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

INTRODUCTION

        In this discussion and analysis, we explain our business in the following areas:

  •
  Company Overview

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements and Contractual Obligations

TERRA NITROGEN COMPANY, L.P.

  •
  Application of Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

COMPANY OVERVIEW

        Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings Inc (CF Industries Holdings), a Delaware corporation. CF Industries Holdings acquired Terra on April 15, 2010 pursuant to an agreement and plan of merger between Terra and CF Industries Holdings, dated as of March 12, 2010.

        CF Industries Holdings is the holding company for the operations of CF Industries, Inc (CF Industries), a Delaware corporation. CF Industries is a global leader in nitrogen and phosphate fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada; conducts phosphate mining and manufacturing operations in Central Florida; and distributes fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

        Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interest consists of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2010. The other common units are traded on the New York Stock Exchange under the symbol "TNH."

        TNCLP and TNGP have no employees. CF Industries currently provides certain services to us under an administrative services agreement. Prior to September 28, 2010, the services were provided to us by Terra under an Amended and Restated General and Administrative Services Agreement Regarding Services, dated as of October 23, 2007 (Terra Services Agreement). On September 28, 2010, we entered into the Amendment to the General and Administrative Services and Product Offtake Agreement (Amended Agreement). The Amended Agreement assigned all of Terra's rights and obligations under the Terra Services Agreement to CF Industries and replaced the allocation and cost sharing provisions for the cost of certain services provided to TNCLP by CF Industries with a fixed quarterly fee of $3.5 million, subject to annual inflation adjustment, and reimbursement of all expenses incurred by CF Industries that are directly attributable to the Partnership. The Amended Agreement also provided that at a future date, to be specified in writing by the parties, the Partnership would sell all of its output of fertilizer products to CF Industries for a price determined based on the then current market price for the Partnership's fertilizer products as defined in the Amended Agreement. Pursuant to the Amended Agreement, these product purchase arrangements became effective on January 1, 2011. For further information regarding our agreements with CF Industries, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

TERRA NITROGEN COMPANY, L.P.

RESULTS OF OPERATIONS

Consolidated Results

        Our net earnings in 2010 were $201.6 million on net sales of $564.6 million compared with 2009 net earnings of $144.3 million on net sales of $507.7 million. Net earnings per common unit in 2010 was $8.01 compared with $5.40 in 2009.

        The following table shows the results of operations for the three years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,			2010-2009		2009-2008
(in millions, except per unit amounts)	2010	2009	2008	Change	Percent	Change	Percent
Net sales	$564.6	$507.7	$903.0	$56.9	11%	$(395.3)	(44%)
Cost of goods sold	347.0	346.8	470.8	0.2	0%	(124.0)	(26%)

Gross margin	217.6	160.9	432.2	56.7	35%	(271.3)	(63%)
Gross margin percentage	38.5%	31.7%	47.9%	6.8%	22%	(16.2%)	(34%)
Selling, general and administrative expenses	15.7	17.0	15.7	(1.3)	(8%)	1.3	8%

Operating earnings	201.9	143.9	416.5	58.0	40%	(272.6)	(65%)
Interest income (expense), net	(0.3)	0.4	5.9	(0.7)	(175%)	(5.5)	(93%)

Net earnings	$201.6	$144.3	$422.4	$57.3	40%	$(278.1)	(66%)

Net earnings allocable to
common units	$148.2	$100.0	$275.7	$48.2	48%	$(175.7)	(64%)
Net earnings per common unit	$8.01	$5.40	$14.90	$2.61	48%	$(9.50)	(64%)

Sales Volumes and Selling Prices

	Year ended December 31,
	2010		2009		2008
	Volumes (000 tons)	Price ($/ton)(1)	Volumes (000 tons)	Price ($/ton)(1)	Volumes (000 tons)	Price ($/ton)(1)
Ammonia	335	$369	307	$374	303	$616
UAN(2)	1,958	$193	1,761	$191	1,980	$330
Cost of natural gas ($ per MMBtu)(3)	—	$4.63	—	$4.83	—	$8.59

(1)
After deducting $61.4 million, $54.8 million and $59.5 million in outbound freight costs for 2010, 2009 and 2008, respectively.

(2)
The nitrogen content of UAN is 32 percent by weight.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

Year ended December 31, 2010 Compared to Year ended December 31, 2009

        Our net sales for 2010 were $564.6 million, an increase of $56.9 million or 11%, from net sales of $507.7 million in 2009. The increase was primarily due to increases in UAN and ammonia sales volume of 11% and 9%, respectively.

        Our gross margin was $217.6 million in 2010 compared to $160.9 million in 2009. Gross margin increased as compared to prior year due to higher volumes and a decrease in natural gas costs. Natural

TERRA NITROGEN COMPANY, L.P.

gas costs in 2010, net of derivative gains and losses, decreased 4% to $4.63 per MMBtu in 2010 from $4.83 per MMBtu in 2009. The gross margin as a percent of sales increased to 38.5% in 2010 from 31.7% in 2009.

        We use derivative instruments to hedge a portion of our natural gas requirements. These derivative instruments are used to fix natural gas costs for fertilizer produced to meet certain forward sales commitments. In the second quarter of 2010, we discontinued the use of hedge accounting for derivative instruments. This change did not affect our gas purchasing decisions, hedging approach or cash flows. The impact of discontinuing hedge accounting on our 2010 results was not significant.

        Selling, general and administrative costs were $15.7 million in 2010, a decrease of $1.3 million from 2009. This is primarily due to lower corporate expenses and lower expenses allocated from the General Partner. For additional information, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions, included herein.

        Our net earnings were $201.6 million in 2010, an increase of $57.3 million or 40%, from $144.3 million in 2009. Net earnings increased primarily due to higher gross margin and lower selling, general and administrative expenses.

Year ended December 31, 2009 Compared to Year ended December 31, 2008

        Our net sales for 2009 were $507.7 million, a decrease of $395.3 million, or 44%, from net sales of $903.0 million in 2008. The decrease was due to a decline in average ammonia and UAN sales prices of 39% and 42%, respectively, and a decrease in UAN sales volume of 11%, slightly offset by a 1% increase in ammonia sales volumes.

        Our gross margin was $160.9 million in 2009 compared to $432.2 million in 2008. For the year, natural gas costs, net of derivative gains and losses, decreased by 44% to $4.83 per MMBtu in 2009 from $8.59 per MMBtu in 2008. The gross margin as a percent of sales decreased to 31.7% in 2009 from 47.9% in 2008.

        Selling, general and administrative costs increased $1.3 million, primarily due to an increase in Board of Directors and K-1 reporting costs and an increase in the 2009 selling, general and administrative expense allocation from Terra.

LIQUIDITY AND CAPITAL RESOURCES

Summary

        Our principal funding needs are working capital, plant turnaround and capital expenditures, and quarterly distributions. The cash and cash equivalents balance at December 31, 2010 was $124.8 million, an increase of $100.0 million from the balance of $24.8 million at December 31, 2009. The cash balance at December 31, 2010 includes $61.2 million of customer advances related to forward orders. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

        Our cash is collected by CF Industries. Cash receipts, net of cash payments made by CF Industries, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF Industries is both a debtor and creditor to us.

TERRA NITROGEN COMPANY, L.P.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2010	2009	2008
	(in millions)
Net cash provided by (used in):
Operating activities	$259.1	$168.7	$292.9
Investing activities	(28.8)	(34.3)	(8.2)
Financing activities	(130.3)	(264.3)	(376.1)

Increase (decrease) in cash and cash equivalents	$100.0	$(129.9)	$(91.4)

Operating Activities

        Net cash provided by operating activities was $259.1 million in 2010 compared to $168.7 million in 2009. The $90.4 million increase in cash provided by operating activities in 2010 was primarily due to a $57.3 million increase in net earnings and a $32.6 million decline in cash invested in working capital, primarily due to increased customer advances. The $124.2 million decrease in cash provided by operating activities in 2009 compared to 2008 was primarily due to a $278.1 million decrease in net earnings offset by a $163.2 million decrease in cash invested in working capital, primarily customer advances and inventories. Net earnings included noncash depreciation and amortization expense of $17.1 million, $16.4 million and $21.5 million in 2010, 2009 and 2008, respectively, and noncash loss (gain) on derivatives of $(0.3) million, $0.4 million and $4.6 million in 2010, 2009 and 2008, respectively.

Investing Activities

        Net cash used in investing activities was $28.8 million in 2010 compared to $34.3 million in 2009. The $5.5 million decrease in cash used in investing activities in 2010 was primarily due to lower capital expenditures. The $26.1 million increase in cash used in investing activities in 2009 compared to 2008 was due to a $22.2 million increase in capital expenditures and $3.9 million increase in demand deposits with affiliates. Additions to property, plant and equipment, and plant turnaround expenditures accounted for $26.5 million, $30.4 million, and $8.2 million of cash used in investing activities in 2010, 2009 and 2008, respectively.

Financing Activities

        Net cash used in financing activities was $130.3 million in 2010 compared to $264.3 million in 2009. The $134.0 million decrease in cash used in financing activities in 2010 was primarily due to lower distributions paid to unitholders. The $111.8 million decrease in cash used in financing activities in 2009 compared to 2008 was also due to lower Partnership distributions paid. Distributions to our unitholders accounted for $129.7 million, $264.3 million and $376.1 million of cash used in financing activities in 2010, 2009 and 2008, respectively. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

TERRA NITROGEN COMPANY, L.P.

Revolving Credit Facility

        During the third quarter of 2010, we terminated our $50 million revolving credit facility. We believe that the Partnership will have adequate available cash and cash equivalents, and cash from operations to fund its operations for the foreseeable future.

Capital Expenditures

        Capital expenditures totaled $26.5 million in 2010 and were made to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures decreased by $3.9 million in 2010 as compared to 2009. We expect to make routine capital expenditures in the range of $35 million to $45 million in 2011.

Administrative Services Agreement

        TNCLP and TNGP have no employees. CF Industries currently provides certain services to us under an administrative services agreement. Prior to September 28, 2010, the services were provided to us by Terra under an Amended and Restated General and Administrative Services Agreement Regarding Services, dated as of October 23, 2007 (Terra Services Agreement). On September 28, 2010, we entered into the Amendment to the General and Administrative Services and Product Offtake Agreement (Amended Agreement). The Amended Agreement assigned all of Terra's rights and obligations under the Terra Services Agreement to CF Industries and replaced the allocation and cost sharing provisions for the cost of certain services provided to TNCLP by CF Industries with a fixed quarterly fee of $3.5 million, subject to annual inflation adjustment, and reimbursement of all expenses incurred by CF Industries that are directly attributable to the Partnership. The Amended Agreement also provided that at a future date, to be specified in writing by the parties, the Partnership would sell all of its output of fertilizer products to CF Industries for a price determined based on the then current market price for the Partnership's fertilizer products as defined in the Amended Agreement. Pursuant to the Amended Agreement, these product purchase arrangements became effective on January 1, 2011. For further information regarding our agreements with CF Industries, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

        As a result of selling our fertilizer products to CF Industries under the terms of the Amended Agreement, we expect that the level of working capital required to be invested in our business will be reduced.

Partnership Distributions

        We make quarterly distributions to our partners based on available cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in working capital and certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $129.7 million, $264.3 million and $376.1 million to our partners in 2010, 2009 and 2008, respectively.

        We receive 99 percent of the Available Cash from the Operating Partnership and 1 percent is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975 percent to Common and Class B common unitholders and 0.025 percent to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled to receive Incentive Distribution Rights.

TERRA NITROGEN COMPANY, L.P.

        On February 11, 2011, we announced a $1.36 cash distribution per common unit, payable on March 1, 2011 to holders of record as of February 22, 2011. In the fourth quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At December 31, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at December 31, 2010, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows at December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Operating leases	$0.5	$0.4	$0.2	$0.1	$—	$—	$1.2
Equipment purchases and plant improvements	4.9	—	—	—	—	—	4.9
Natural gas and other purchase obligations(1)(2)	21.1	2.1	1.5	—	—	—	24.7

Total(3)	$26.5	$2.5	$1.7	$0.1	$—	$—	$30.8

(1)
Includes minimum commitments to purchase natural gas based on prevailing Panhandle forward prices at December 31, 2010.

(2)
Purchase obligations do not include any amounts related to our financial hedges (i.e. swaps) associated with natural gas purchases.

(3)
We have unrecorded asset retirement obligations (AROs) at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. The estimated cost of

TERRA NITROGEN COMPANY, L.P.

  these AROs expressed in 2010 dollars is $3.3 million. We have not recorded a liability for these conditional AROs at December 31, 2010, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. For additional information on our AROs, see Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (GAAP). GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods generally not exceeding 18 months. The derivative instruments used currently are swaps. These contracts reference NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated physical gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

        Prior to the acquisition of Terra by CF Industries, we classified our natural gas derivatives as cash flow hedges if the item to be hedged exposed us to price risk; if it was probable that the results of the hedge position substantially offset the effects of the risk; and if the hedge designation occurred at the inception of the hedge. If the derivative was designated as a cash flow hedge, and to the extent such hedge was determined to be effective, changes in fair value were reported as a component of accumulated other comprehensive income (AOCI) in the period of change, and subsequently recognized in earnings in the period the offsetting hedged transaction occurred.

        In the second quarter of 2010, we discontinued hedge accounting in order to align our accounting policy with CF Industries'. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in cost of sales. The remaining balance in AOCI relating to derivatives that were originally designated as cash flow hedges was reclassified into earnings as derivatives settled during the second quarter of 2010.

        Derivatives are recognized in the consolidated balance sheet at fair value. Cash flow related to natural gas derivatives is reported in operating activities. For additional information, see Notes to the Consolidated Financial Statements, Note 7—Derivative Financial Instruments, included herein.

Inventories

        We review our inventory values at least quarterly, and more frequently if required by market conditions, to determine the carrying amount of inventories exceeds their net realizable value. This

TERRA NITROGEN COMPANY, L.P.

review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventories exceed its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices ultimately realized are less than our current estimate of net realizable value, additional losses be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.

Property, Plant and Equipment

        Property, plant and equipment is stated at historical cost and depreciation is computed using the straight-line method over the lives of the assets. The lives used in computing depreciation expense are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' estimates, engineering or appraisal estimates and future business plans. We review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.

Plant Turnarounds

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during full plant shutdowns, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Internal employee costs and overhead are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows.

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. We have not recorded a liability for these conditional AROs at December 31, 2010, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of

TERRA NITROGEN COMPANY, L.P.

changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence of an arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss have been transferred to the customer. Revenue from forward sales programs is recognized on the same basis as other sales (when title transfers to the customer) regardless of when the Customer Advances are received.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 3 of our audited consolidated financial statements included in this Form 10-K for a discussion of recent accounting pronouncements.

TERRA NITROGEN COMPANY, L.P.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Financial Instruments

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering a period not exceeding 18 months.

        The derivative instruments that we use are primarily natural gas swaps. These contracts settle using NYMEX futures prices, which represents fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of December 31, 2010 and 2009, we had open derivative contracts for 7.1 million MMBtus and 6.1 million MMBtus of natural gas, respectively. An overall $1.00 per MMBtus change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our December 31, 2010 derivative positions by $7.1 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited the accompanying consolidated balance sheet of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2010, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2011

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited the accompanying consolidated balance sheet of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2009 and the related consolidated statements of operations, partners' capital, and cash flows for each of the fiscal years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. at December 31, 2009 and the results of their operations and their cash flows for each of the fiscal years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
March 3, 2010

TERRA NITROGEN COMPANY, L.P.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$124.8	$24.8
Demand deposits with affiliate	6.1	3.8
Accounts receivable, less allowance for doubtful accounts of $0.0 and $0.8	33.4	23.9
Inventories, net	27.6	29.5
Prepaid expenses and other current assets	1.2	5.4

Total current assets	193.1	87.4
Property, plant and equipment, net	83.2	79.1
Plant turnarounds, net	13.4	8.4
Other assets	7.0	6.9

Total assets	$296.7	$181.8

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$24.3	$23.4
Customer prepayments	61.2	16.4
Other current liabilities	0.8	—

Total current liabilities	86.3	39.8

Noncurrent liabilities	0.4	0.7
Contingency (Note 14)
Partners' capital:
Limited partners' interests, 18,501,576 Common Units
authorized, issued and outstanding	208.5	152.8
Limited partners' interests, 184,072 Class B Common Units
authorized, issued and outstanding	0.6	(0.2)
General partner's interest	0.9	(14.5)
Accumulated other comprehensive income	—	3.2

Total partners' capital	210.0	141.3

Total liabilities and partners' capital	$296.7	$181.8

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Operations

	Year ended December 31,
	2010	2009	2008
	(in millions, except per unit amounts)
Product sales	$564.0	$507.0	$902.6
Other income	0.6	0.7	0.4

Net sales	564.6	507.7	903.0
Cost of goods sold	347.0	346.8	470.8

Gross margin	217.6	160.9	432.2
Selling, general and adminstrative expenses	15.7	17.0	15.7

Earnings from operations	201.9	143.9	416.5
Interest expense	(0.4)	(0.3)	(0.3)
Interest income	0.1	0.7	6.2

Net earnings	$201.6	$144.3	$422.4

Allocation of net earnings:
General Partner	$51.4	$42.9	$142.6
Class B Common Units	2.0	1.4	4.1
Common Units	148.2	100.0	275.7

Net earnings	$201.6	$144.3	$422.4

Net earnings per Common Unit	$8.01	$5.40	$14.90

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Partners' Capital

	Common Units	Class B Common Units	General Partner's Interests	Accumulated Other Comprehensive Income	Total Partners' Capital	Comprehensive Income
	(in millions)
Partners' capital at January 1, 2008	$221.1	$0.6	$(9.9)	$(4.7)	$207.1
Net earnings	275.7	4.1	142.6		422.4	$422.4
Change in fair value of derivatives				(26.1)	(26.1)	(26.1)

Comprehensive income					—	$396.3

Distributions	(278.9)	(3.7)	(93.5)		(376.1)

Partners' capital at December 31, 2008	$217.9	$1.0	$39.2	$(30.8)	$227.3

Net earnings	100.0	1.4	42.9	—	144.3	$144.3
Change in fair value of derivatives				34.0	34.0	34.0

Comprehensive income					—	$178.3

Distributions	(165.1)	(2.6)	(96.6)		(264.3)

Partners' capital at December 31, 2009	$152.8	$(0.2)	$(14.5)	$3.2	$141.3

Net earnings	148.2	2.0	51.4		201.6	$201.6
Change in fair value of derivatives				(3.2)	(3.2)	(3.2)

Comprehensive income					—	$198.4

Distributions	(92.5)	(1.2)	(36.0)		(129.7)

Partners' capital at December 31, 2010	$208.5	$0.6	$0.9	$—	$210.0

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating Activities:
Net earnings	$201.6	$144.3	$422.4
Adjustments to reconcile net earnings to
net cash flows provided by operating activities:
Depreciation and amortization	17.1	16.4	21.5
Non-cash loss (gain) on derivatives	(0.3)	0.4	4.6
Loss on sale of property, plant and equipment	0.5	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9.5)	14.2	11.6
Inventories	1.9	27.7	(37.9)
Accounts payable, accrued expenses
and customer prepayments	46.9	(28.3)	(121.4)
Other assets and liabilities—net	0.9	(6.0)	(7.9)

Net cash provided by operating activities	259.1	168.7	292.9

Investing Activities:
Additions to property, plant and equipment
and plant turnaround expenditures	(26.5)	(30.4)	(8.2)
Changes in demand deposit with affiliate	(2.3)	(3.9)	—

Net cash used in investing activities	(28.8)	(34.3)	(8.2)

Financing Activities:
Partnership distributions paid	(129.7)	(264.3)	(376.1)
Debt origination fees	(0.6)	—	—

Net cash used in financing activities	(130.3)	(264.3)	(376.1)

Increase (decrease) in cash and cash equivalents	100.0	(129.9)	(91.4)
Cash and cash equivalents at beginning of year	24.8	154.7	246.1

Cash and cash equivalents at end of year	$124.8	$24.8	$154.7

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$0.4	$0.3	$0.3

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Notes to the Consolidated Financial Statements

1.    Background and Basis of Presentation

        Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings Inc (CF Industries Holdings), a Delaware corporation. CF Industries Holdings acquired Terra on April 15, 2010 pursuant to an agreement and plan of merger between Terra and CF Industries Holdings, dated as of March 12, 2010.

        Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. The Limited Partner interest consists of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2010. The other common units are traded on the New York Stock Exchange under the symbol "TNH."

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Subsequent events have been evaluated through the date these financial statements were issued and filed with the Securities and Exchange Commission (SEC).

2.    Summary of Significant Accounting Policies

Consolidation

        These consolidated financial statements and the accompanying notes include the accounts of the Partnership. All intercompany transactions and balances have been eliminated. Income is allocated to the General Partner and the limited partners in accordance with the provisions of the TNCLP agreement of limited partnership that provides for allocations of income between the limited partners and the General Partner in the same proportion as cash distributions declared during the year.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence of an arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss have been transferred to the customer. Revenue from forward sales programs is recognized on the same basis as other sales (when title transfers to the customer) regardless of when the Customer Advances are received.

TERRA NITROGEN COMPANY, L.P.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

Demand Deposits with Affiliate

        Our cash receipts are received by CF Industries, Inc. (CF Industries). Cash receipts, net of cash payments made by CF Industries, are transferred to us from CF Industries weekly. As a result of this cash collection and distribution arrangement, CF Industries can be either a debtor or a creditor to us.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. A receivable is past due if payments have not been received within the agreed upon invoice terms. Account balances are charged-off against the allowance when management determines that it is probable the receivable will not be recovered.

Inventories

        Fertilizer inventories are reported at the lower of cost or net realizable value and are determined on a first-in, first-out or average cost basis. Inventories include the cost of materials, production labor and production overhead. Net realizable value is reviewed monthly. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. Depreciable lives range from 10 to 45 years for buildings and 10 to 30 years for production facilities and related assets. We periodically review the depreciable lives assigned to production facilities and related assets and we change the estimates to reflect the results of those reviews.

Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 10—Plant Turnarounds, Net.

TERRA NITROGEN COMPANY, L.P.

Recoverability of Long-Lived Assets

        Property, plant and equipment and other long-lived assets are reviewed in order to assess recoverability based on expected future undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future net cash flows is less than the carrying value, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset.

Leases

        Leases are classified as either operating leases or capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. We currently do not have any capital leases. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.

Income Taxes

        As a partnership, we are not subject to income taxes. The income tax liability of the individual partners is not reflected in our consolidated financial statements.

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding 18 months. The derivative instruments currently used are swaps. These contracts reference NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

        Prior to the acquisition of Terra by CF Industries, we classified our natural gas derivatives as cash flow hedges if the item to be hedged exposed us to currency, interest or price risk; if it was probable that the results of the hedge position substantially offset the effects of the risk; and if the hedge designation occurred at the inception of the hedge. If the derivative was designated as a cash flow hedge, and to the extent such hedge was determined to be effective, changes in fair value were reported as a component of accumulated other comprehensive income (AOCI) in the period of change, and subsequently recognized in earnings in the period the offsetting hedged transaction occurred.

        In the second quarter of 2010, we discontinued hedge accounting in order to align our accounting policy with CF Industries'. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in cost of sales. The remaining balance in AOCI relating to derivatives that were originally designated as cash flow hedges was reclassified into earnings as derivatives settled during the second quarter of 2010.

        Derivatives are recognized in the consolidated balance sheet at fair value. Cash flows related to natural gas derivatives are reported as operating activities. For additional information, see Note 7—Derivative Financial Instruments.

TERRA NITROGEN COMPANY, L.P.

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as liabilities as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. For additional information on AROs, see Note 11—Asset Retirement Obligations.

Environmental

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed. Expenditures that increase the capacity or extend the useful life of an asset, improve the safety or efficiency of the operations, or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when it is probable that a liability has been incurred and the costs can be reasonably estimated. Environmental liabilities are not discounted.

Litigation

        From time to time, the Partnership is subject to ordinary, routine legal proceedings related to the usual conduct of its business. The Partnership also is involved in legal proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of its plant and facilities. Accruals for such contingencies are recorded to the extent management concludes their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

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

4.    Agreement of Limited Partnership

        We make quarterly distributions to our partners based on available cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, adjusted for changes in working capital and certain reserves established as the General Partner determines in its reasonable discretion to be necessary. We paid distributions of $129.7 million, $264.3 million and $376.1 million to our partners in 2010, 2009 and 2008, respectively.

        We receive 99 percent of the Available Cash from the Operating Partnership and 1 percent is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975 percent to common and class B common unitholders and 0.025 percent to our General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled to receive Incentive Distribution Rights.

        On February 11, 2011, we announced a $1.36 cash distribution per common limited partnership unit, payable on March 1, 2011 to holders of record as of February 22, 2011. In the fourth quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

TERRA NITROGEN COMPANY, L.P.

        The quarterly cash distributions paid to the unitholders and the General Partner in 2010 and 2009 follow:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2010
	First Quarter	$—	$—	$—	$—	$—
	Second Quarter	22.9	1.25	0.2	1.25	0.5
	Third Quarter	43.7	2.36	0.7	3.76	26.5
	Fourth Quarter	25.9	1.40	0.3	1.88	9.0
2009
	First Quarter	$55.0	$2.97	$0.9	$4.95	$37.6
	Second Quarter	38.9	2.10	0.6	3.24	21.8
	Third Quarter	41.1	2.22	0.7	3.48	24.0
	Fourth Quarter	30.1	1.63	0.4	2.32	13.2

        At December 31, 2010, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5.    Net Earnings per Limited Partner Common Unit

        Basic and diluted earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a reconciliation for basic and diluted earnings per common unit for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$201.6	$144.3	$422.4
Less: Net earnings allocable to General Partner	51.4	42.9	142.6
Less: Net earnings allocable to Class B common units	2.0	1.4	4.1

Net earnings allocable to common units	$148.2	$100.0	$275.7

Weighted average units outstanding	18.5	18.5	18.5

Net earnings per common unit	$8.01	$5.40	$14.90

        There were no dilutive TNCLP units outstanding for the years ended December 31, 2010, 2009 and 2008.

TERRA NITROGEN COMPANY, L.P.

6.    Inventories, net

        Inventories consisted of the following:

	December 31,
	2010	2009
	(in millions)
Materials and supplies	$15.2	$9.1
Finished goods	12.4	20.4

Total	$27.6	$29.5

7.    Derivative Financial Instruments

        We enter into derivative financial instruments to manage the volatility in natural gas prices. We report derivatives on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in the statement of operations in the period of change. Cash flows related to natural gas derivatives are reported as operating activities.

        Prior to the acquisition of Terra by CF Industries, we classified our natural gas derivatives as cash flow hedges if the item to be hedged exposed us to price risk; if it was probable that the results of the hedge position substantially offset the effects of the risk; and if the hedge designation occurred at the inception of the hedge. If the derivative was designated as a cash flow hedge, and to the extent such hedge was determined to be effective, changes in fair value were reported as a component of AOCI in the period of change, and subsequently recognized in earnings in the period the offsetting hedged transaction occurred.

        In the second quarter of 2010, we discontinued hedge accounting in order to align our accounting policy with CF Industries'. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in the statement of operations. The remaining balance of $4.0 million in AOCI relating to derivatives that were originally designated as cash flow hedges was reclassified into earnings as derivatives settled during the three months ended June 30, 2010.

        The gross fair values of derivatives on our Consolidated Balance Sheets are shown below. At December 31, 2010, all balance sheet amounts from derivatives arose from commodity derivatives that are not designated as hedging instruments. At December 31, 2009, all balance sheet amounts arose from commodity derivatives that were designated as cash flow hedges. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	December 31, 2010	December 31, 2009
	(in millions)
Unrealized gains in other current assets	$0.7	$3.4
Unrealized losses in other current liabilities	(0.8)	—

Net unrealized derivative gains (losses)	$(0.1)	$3.4

        At December 31, 2009, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, we recorded a $0.4 million charge to cost of sales for the year ended December 31, 2009.

TERRA NITROGEN COMPANY, L.P.

        The following table presents the effects of our commodity derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Year ended December 31,
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2010	2009		2010	2009		2010(b)	2009(c)
(in millions)
$—	$3.2	Cost of Sales	$3.2	$(48.7)	Cost of Sales	$0.3	$(0.4)

(a)
Gain (loss) recognized in AOCI, net of amounts reclassified from AOCI into earnings. In the three months ended June 30, 2010, $4.0 million of losses were reclassified into earnings related to cash flow hedges that were de-designated as a result of the discontinuance of hedge accounting.

(b)
For the year ended December 31, 2010, the amount of gain (loss) recognized in earnings includes a $4.0 million loss in the second quarter related to reclassification from AOCI into earnings following the discontinuance of hedge accounting. Amounts representing the ineffective portion of the hedging relationships and amounts excluded from the assessment of hedge effectiveness prior to the discontinuance of hedge accounting were insignificant.

(c)
For the year ended December 31, 2009, the amount of gain (loss) recognized in earnings consists of ($0.4) million related to the ineffective portion of the hedging relationships.

        At December 31, 2010, we had open derivative contracts for 7.1 million MMBtus of natural gas. For the year ended December 31, 2010, we used derivatives to cover approximately 60% of our natural gas consumption.

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements through the use of primarily swaps. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

        Our derivatives do not have credit risk related contingent features that would require us to settle the derivatives or post collateral upon the occurrence of a credit event.

TERRA NITROGEN COMPANY, L.P.

8.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of December 31, 2010 and 2009.

	Balances as of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$124.8	$124.8	$—	$—
Unrealized gains on natural gas derivatives	0.7	—	0.7	—

Total assets at fair value	$125.5	$124.8	$0.7	$—

Unrealized losses on natural gas derivatives	$(0.8)	$—	$(0.8)	$—

Total liabilities at fair value	$(0.8)	$—	$(0.8)	$—

	Balances as of December 31, 2009
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$24.8	$24.8	$—	$—
Unrealized gains on natural gas derivatives	3.4	—	3.4	—

Total assets at fair value	$28.2	$24.8	$3.4	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of December 31, 2010 and 2009, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

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

TERRA NITROGEN COMPANY, L.P.

9.    Property, Plant and Equipment, Net

        Property, plant and equipment, net consisted of the following:

	December 31,
	2010	2009
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	6.9	6.9
Plant and equipment	260.2	246.5
Construction in progress	4.9	4.6

	273.6	259.6
Less: Accumulated depreciation and amortization	190.4	180.5

	$83.2	$79.1

10.    Plant Turnarounds, Net

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$8.4	$5.2
Additions	10.8	9.4
Depreciation	(5.8)	(6.2)

Ending balance	$13.4	$8.4

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

11.    Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping, and storage tanks. The estimated cost of these AROs expressed in 2010 dollars is $3.3 million. We have not recorded a liability for these conditional AROs at December 31, 2010, because currently we do not believe there is a reasonable basis for

TERRA NITROGEN COMPANY, L.P.

estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

12.    Related Party Transactions

        TNCLP and TNGP have no employees. We have entered into several agreements with CF Industries relating to the operation of our business and assets and the sale of the fertilizer products produced at our Verdigris facility. We believe that each of these agreements is on terms that are fair and reasonable to us.

General Administrative Services and Product Offtake Agreement

        CF Industries currently provides certain services to us under an administrative services agreement. These services include production planning, manufacturing management, accounting, legal, risk management, investor relations and other general and administrative functions. Prior to September 28, 2010, the services were provided to us by Terra under an Amended and Restated General and Administrative Services Agreement Regarding Services, dated as of October 23, 2007 (Terra Services Agreement). On September 28, 2010, we entered into the Amendment to the General and Administrative Services and Product Offtake Agreement (Amended Agreement). The Amended Agreement assigned all of Terra's rights and obligations under the Terra Services Agreement to CF Industries and replaced the allocation and cost sharing provisions for the cost of certain services provided to TNCLP by CF Industries with a fixed quarterly fee of $3.5 million, subject to annual inflation adjustment, and reimbursement of all expenses incurred by CF Industries that are directly attributable to the Partnership. The Amended Agreement also provided that at a future date, to be specified in writing by the parties, the Partnership would sell all of its output of fertilizer products to CF Industries for a price determined based on the then current market price for the Partnership's fertilizer products as defined in the Amended Agreement. Pursuant to the Amended Agreement, these product purchase arrangements became effective on January 1, 2011. Prior to the effectiveness of the product purchase arrangements, CF Industries (or Terra) provided us with sales services as part of the administrative services agreement. The Amended Agreement has a one-year term starting as of January 1, 2011 and will renew automatically for successive one-year terms unless terminated by one of the parties.

Directly Incurred Charges

        Since we have no employees, we rely on CF Industries employees to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by CF Industries, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us were $17.9 million, $16.4 million and $14.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively. We report these expenses in cost of goods sold.

        Certain supply terminals and transportation equipment have been generally available for use by us and we have been charged for usage of these assets based on the usage of such assets and freight costs incurred. The operation of such terminals and transportation equipment and related freight costs incurred to ship product to the various sales points in the distribution system has been managed by CF Industries. Following the effectiveness of the product purchase arrangements under the Amended

TERRA NITROGEN COMPANY, L.P.

Agreement on January 1, 2011, we do not expect to incur any costs related to the usage of terminals or transportation equipment.

Allocated Charges

        Certain services, including general and administrative related functions are, and prior to the effectiveness of the product purchase arrangements under the Amended Agreement on January 1, 2011, sales functions were provided to the General Partner by CF Industries. The portion of these expenses allocated to the General Partner is charged to us. Until June 30, 2010, selling, general and administrative expenses were allocated on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Effective July 1, 2010, we entered into a fixed fee arrangement to reimburse CF Industries for costs related to these functions for a quarterly fee of $3.5 million, subject to annual inflation adjustment, and reimbursement of all expenses incurred by CF Industries that are directly attributable to the Partnership. Effective as of January 1, 2011, we began to sell all of our output of fertilizer products to CF Industries pursuant to the Amended Agreement, and CF ceased providing sales services to us. Since it is not practicable to estimate the cost to duplicate the selling and general and administrative related functions on a stand-alone basis, management has not attempted to estimate the amounts of such expenses as if we were obtaining these services on a stand-alone basis. Allocated expenses charged to us for the years ended December 31, 2010, 2009 and 2008 were $15.7 million, $17.0 million and $15.7 million, respectively. We report these expenses as selling, general and administrative expenses.

        Cash balances are transferred to us from CF Industries weekly. At December 31, 2010, we had a receivable balance from CF Industries of $6.1 million, compared to a $3.8 million receivable balance at December 31, 2009. This receivable balance is reported as demand deposits with affiliates on our Consolidated Balance Sheets.

Leases

        Effective as of January 1, 2011, we leased two terminals that we own (one located near Blair, Nebraska and the other located near Pekin, Illinois) to CF Industries for a base quarterly rent of $109,000 and an additional rent equal to all costs, expenses, and obligations incurred by CF Industries and related to the use, occupancy and operation of the Property which may arise or become due during the term of the lease. The lease is effective for a one-year term starting as of January 1, 2011 and will extend automatically for successive one-year terms unless terminated by any party thereto prior to renewal. Also effective as of January 1, 2011, we leased certain rail cars that we own to CF Industries for a quarterly rental price of $3,600 per car. This lease is effective for a one-year term starting as of January 1, 2011 and will extend automatically for successive one-year terms unless terminated by any party thereto prior to renewal.

TERRA NITROGEN COMPANY, L.P.

13.    Commitments

        The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

Net minimum lease payments
(in millions)
2011	$0.5
2012	0.4
2013	0.2
2014	0.1
2015	—
2016 and thereafter	—

Total	$1.2

        Included above is the lease of the Port Terminal at the Verdigris facility. The lease is scheduled to expire on April 30, 2014.

        Rent expense under non-cancelable operating leases amounted to approximately $7.7 million, $6.8 million and $6.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        As of December 31, 2010, we had commitments of approximately $29.6 million related to firm quantities of gas and open purchase orders. The natural gas commitments are based on a firm amount of natural gas at market prices. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

14.    Contingency

        In October 2007, a request for information was received from the U.S. Environmental Protection Agency (EPA) pursuant to Section 114 of the Clean Air Act with respect to CF Industries' (formerly Terra's) nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at nine of the nitric acid plants, including our Verdigris facility. Negotiations with the EPA have been ongoing since May 2008 and an agreement in principle was reached to resolve this matter. On February 11, 2011, we executed a consent decree that, if finalized, will require compliance with significantly lower nitrogen oxide emission standards. It is expected that compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors at our facility at an estimated capital cost of $7.5 million. The consent decree has yet to be executed by representatives of the U.S. Department of Justice, the EPA, as well as the state governments in which each of the nitric acid plants are located and therefore is not final at this time.

TERRA NITROGEN COMPANY, L.P.

15.    Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data are as follows :

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2010
Total sales	$118.8	$166.9	$136.0	$142.9
Gross margin	39.6	69.4	39.2	69.4
Net earnings	33.9	66.7	35.2	65.8
Net earnings per Common Unit	1.78	2.22	1.40	2.61
2009
Total sales	$165.3	$142.8	$101.5	$98.1
Gross margin	48.2	64.8	21.8	26.1
Net earnings	43.3	60.8	17.3	22.9
Net earnings per Common Unit	1.49	2.05	0.64	1.22

TERRA NITROGEN COMPANY, L.P.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 28, 2010, the Audit Committee of the Board of Directors of Terra Nitrogen GP Inc. (the Audit Committee), the general partner of TNCLP and an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holding), approved the engagement of KPMG LLP (KPMG) as TNCLP's independent registered public accounting firm beginning with the year ending December 31, 2010. KPMG currently serves as CF Industries Holding independent registered public accounting firm. Concurrently with such engagement, TNCLP dismissed Deloitte & Touche LLP (Deloitte) as TNCLP's independent registered public accounting firm.

        The reports of Deloitte on the consolidated financial statements of TNCLP for the years ended December 31, 2009 and December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During TNCLP's two most recent fiscal years ended December 31, 2009 and December 31, 2008 and from January 1, 2010 through April 28, 2010, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte's satisfaction, would have cause Deloitte to make reference to the subject matter of such disagreements in connection with its reports on TNCLP's consolidated financial statements for such years.

        During TNCLP's two most recent fiscal years ended December 31, 2009 and December 31, 2008 and from January 1, 2010 to April 28, 2010, there were no "reportable events" as defined under Item 304(a)(1)(v) of Regulation S-K.

        In deciding to engage KPMG, the Audit Committee reviewed auditor independence and existing commercial relationships with KPMG, and concluded that KPMG has no commercial relationship with TNCLP that would impair its independence. During the fiscal years ended December 31, 2009 and December 31, 2008 and from January 1, 2010 through April 28, 2010, neither TNCLP nor anyone acting on its behalf has consulted with KPMG on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    TNGP's management, with the participation of TNGP's Principal Executive Officer and Vice President and Corporate Controller (who is currently performing the functions of our principal financial officer), has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, TNGP's Principal Executive Officer and Vice President and Corporate Controller have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to TNGP's management, including TNGP's Principal Executive Officer and Vice President and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

TERRA NITROGEN COMPANY, L.P.

Management's Report on Internal Control over Financial Reporting

        TNGP's management is responsible for establishing and maintaining adequate internal control over the Partnership's financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Vice President and Corporate Controller, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2010. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2010, a copy of which appears on the following page.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

        In the second quarter of 2010, CF Industries Holdings completed its acquisition of Terra. We are currently integrating our policies, processes, technology and operations with those of CF Industries Holdings and will continue to evaluate our internal control over financial reporting as we execute on these activities. Until these activities are completed, we will maintain the operational integrity of each entity's legacy internal controls over financial reporting.

        CF Industries has begun a process of replacing various business information systems with an enterprise resource planning system from SAP. Implementation will occur over several years in phases. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Because we rely on CF Industries for administrative support, we are impacted by this initiative.

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited Terra Nitrogen Company, L.P.'s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Terra Nitrogen Company, L.P. as of December 31, 2010, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2011

TERRA NITROGEN COMPANY, L.P.

ITEM 9B.    OTHER INFORMATION

        Richard A. Hoker, Vice President and Corporate Controller of TNGP, is signing the certifications attached to this Annual Report on Form 10-K and dated February 25, 2011, as the person performing the function of TNGP's principal financial officer. As previously announced, TNGP's chief financial officer and principal financial officer resigned effective September 20, 2010, and TNGP has not yet appointed a successor.

TERRA NITROGEN COMPANY, L.P.

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

        We have no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of TNGP, the General Partner. The sole stockholder of the General Partner elects the directors of the General Partner. All directors hold office until their successors are duly elected and qualified or their resignation or removal. All officers of the General Partner serve at the discretion of the directors.

        The board's independence determination described below under the headings "Audit Committee" and "Nominating and Corporate Governance Committee" and "Corporate Governance Matters" was based on information provided by the General Partner's directors and discussions among the General Partner's officers and directors. The Nominating and Corporate Governance Committee reviews and designates director-nominees in accordance with the policies and principles of its charter and the Corporate Governance Guidelines.

Directors

Stephen R. Wilson (age 62)	Mr. Wilson has been a director and Chairman of the Board of TNGP since April 2010. He has served as President and Chief Executive Officer of CF Industries since October 2003. Mr. Wilson joined CF Industries in 1991 as Senior Vice President and Chief Financial Officer, following a lengthy career with Inland Steel Industries, Inc. Mr. Wilson is also a director of CF Industries and Ameren Corporation. The Board of Directors selected Mr. Wilson as a director, among other reasons, because of his extensive knowledge of the nitrogen fertilizer business and industry gained while serving in senior positions with CF Industries over a 20 year career.
Coleman L. Bailey (age 60)
Mr. Bailey has been a director of TNGP (or its predecessor TNC) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. On May 15, 2003, Mississippi Chemical Corporation filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Mississippi seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code. The Board of Directors selected Mr. Bailey as a director, among other reasons, because of the extensive industry experience he gained while serving as the Chief Executive Officer and Chairman of the Board of Directors of Mississippi Chemical Corporation, a company which was acquired by Terra in 2004, and because of his extensive agricultural industry experience.

TERRA NITROGEN COMPANY, L.P.

Douglas C. Barnard (age 52)	Mr. Barnard has been a director of TNGP since June 2010. He has served as CF Industries' Vice President, General Counsel, and Secretary since January 2004. From January 2001 to July 2003, Mr. Barnard served as an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group (including service from January 2003 to July 2003 in a successor corporation formed to market and sell securities received in the sale of Bcom3 Group). From July 2003 until January 2004, Mr. Barnard was not employed. Previously, from August 2000 to January 2001, he was a partner in the law firm of Kirkland and Ellis. From August 1996 to July 2000, Mr. Barnard was Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. The Board of Directors selected Mr. Barnard as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive legal and corporate governance experience, and his expertise with public company reporting.
Richard A. Hoker (age 46)
Mr. Hoker has been a director of TNGP since September 2010. He has served as CF Industries' Vice President and Corporate Controller since November 2007. Before joining CF Industries, Mr. Hoker spent over 11 years with Sara Lee Corporation, where he served most recently as Vice President and Controller from January 2007 to November 2007 and Principal Accounting Officer from July 2007 to November 2007. Prior to being named Controller, Mr. Hoker held other financial management positions of increasing responsibility at Sara Lee. Prior to joining Sara Lee, Mr. Hoker was a member of the financial advisory services consulting group at Coopers & Lybrand LLP in Chicago (now PricewaterhouseCoopers) and previously led teams in the firm's audit practice. Mr. Hoker holds a B.S. degree in accounting from DePaul University and an M.B.A. degree in finance and accounting from the University of Chicago. He is also a certified public accountant. The Board of Directors selected Mr. Hoker as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his expertise with public company financial reporting and his extensive financial and accounting expertise.

TERRA NITROGEN COMPANY, L.P.

Michael A. Jackson (age 56)	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He was the President and Chief Executive Officer of Agri Business Group, Inc. from 1979 through October 31, 2005; and has been the President and Chief Executive Officer of ABG, Inc., an Adayana company from November 1, 2005 to the present. He was promoted to the position of President and Chief Executive Officer of Adayana, Inc. on April 4, 2008. The Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc. Mr. Jackson is also a director of Renewable Energy Group, Inc.
Anne H. Lloyd (age 49)
Ms. Lloyd was elected to the board on May 5, 2009. She has been Executive Vice President, Chief Financial Officer and Treasurer of Martin Marietta Materials, Inc. since August 2009; Senior Vice President, Chief Financial Officer and Treasurer from 2006 to 2009; Senior Vice President and Chief Financial Officer from 2005 to 2006; Chief Accounting Officer from 1999 to 2005; and Vice President and Controller from 1998 to 1999. The Board of Directors selected Ms. Lloyd as a director, among other reasons, because of her significant experience gained in a variety of positions with a public company, particularly her expertise with public company financial reporting, enabling her to qualify as an "audit committee financial expert" as that term has been defined by the SEC.

TERRA NITROGEN COMPANY, L.P.

W. Anthony Will (age 45)	Mr. Will has been a director of TNGP since June 2010. He has served as CF Industries' Vice President, Manufacturing and Distribution, since March 2009 and was previously CF Industries' Vice President, Corporate Development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner with Accenture Ltd., a position he held from April 2005 to December 2006. From January 2002 to August 2004, he was Vice President Business Development of Sears, Roebuck and Company. From January 2007 to March 2007 and from September 2004 to March 2005, Mr. Will was not employed. From January 2001 to January 2002, Mr. Will was a consultant with Egon Zehnder International, a global consulting firm. Previously, from October 1998 to January 2001, he served as Vice President, Strategy and Corporate Development, of Fort James Corporation, a global paper and consumer products company. Prior to joining Fort James, Mr. Will was a manager with the Boston Consulting Group, a global strategy consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. The Board of Directors selected Mr. Will as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive experience in fertilizer manufacturing and distribution.
Principal Operating Executive Officers
Stephen R. Wilson (age 62)
Mr. Wilson has been President and Chief Executive Officer of TNGP since April 2010. He has served as President and Chief Executive Officer of CF Industries since October 2003. Mr. Wilson joined CF Industries in 1991 as Senior Vice President and Chief Financial Officer, following a lengthy career with Inland Steel Industries, Inc. Mr. Wilson is also a director of CF Industries and Ameren Corporation.

TERRA NITROGEN COMPANY, L.P.

Douglas C. Barnard (age 52)	Mr. Barnard has been Vice President, General Counsel, and Secretary of TNGP since April 2010. He has served as CF Industries' Vice President, General Counsel, and Secretary since January 2004. From January 2001 to July 2003, Mr. Barnard served as an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group (including service from January 2003 to July 2003 in a successor corporation formed to market and sell securities received in the sale of Bcom3 Group). From July 2003 until January 2004, Mr. Barnard was not employed. Previously, from August 2000 to January 2001, he was a partner in the law firm of Kirkland and Ellis. From August 1996 to July 2000, Mr. Barnard was Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago.
Bert A. Frost (age 46)
Mr. Frost has been Vice President, Sales and Market Development of TNGP since April 2010. He served as CF Industries' Vice President, Sales and Market Development since January 2009. Before joining CF Industries in November 2008, Mr. Frost spent over 13 years with Archer Daniels Midland Company, where he served most recently as Managing Director—International Fertilizer/Inputs from June 2008 to November 2008 and Director—Fertilizer, Logistics and Ports Divisions, ADM—Brazil from April 2000 to June 2008. Earlier in his career, Mr. Frost held positions of increasing responsibility at Archer Daniels Midland and Koch Industries, Inc. He holds a B.S. degree from Kansas State University.
Richard A. Hoker (age 46)
Mr. Hoker has been Vice President and Corporate Controller of TNGP since April 2010. He has served as CF Industries' Vice President and Corporate Controller since November 2007. Before joining CF Industries, Mr. Hoker spent over 11 years with Sara Lee Corporation, where he served most recently as Vice President and Controller from January 2007 to November 2007 and Principal Accounting Officer from July 2007 to November 2007. Prior to being named Controller, Mr. Hoker held other financial management positions of increasing responsibility at Sara Lee. Prior to joining Sara Lee, Mr. Hoker was a member of the financial advisory services consulting group at Coopers & Lybrand LLP in Chicago (now PricewaterhouseCoopers) and previously led teams in the firm's audit practice. Mr. Hoker holds a B.S. degree in accounting from DePaul University and an M.B.A. degree in finance and accounting from the University of Chicago. He is also a certified public accountant.

TERRA NITROGEN COMPANY, L.P.

Wendy S. Jablow Spertus (age 48)	Ms. Jablow Spertus has been Vice President, Human Resources of TNGP since April 2010. She has served as CF Industries' Vice President, Human Resources, since August 2007. Prior to joining CF Industries, Ms. Jablow Spertus served as the Chief Human Resources Officer of Fenwal, Inc., a medical device manufacturer, from December 2006 to July 2007. From April 2006 to July 2006, she served as Vice President, Human Resources, of The Boler Company, a manufacturer of truck and suspension systems. Ms. Jablow Spertus spent the previous eight years with Ideal Industries, Inc., an electrical equipment manufacturer and technology design company, where she served as Vice President, Human Resources and Administration, from February 1998 to February 2006 and for six concurrent years as Vice president and General Manager of Ideal Industries' DataComm business unit. During March 2006 and from August 2006 to December 2006, Ms. Jablow Spertus was not employed. Ms. Jablow Spertus holds a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. degree from the University of Michigan. She is also a certified public accountant.
Philipp P. Koch (age 59)
Mr. Koch has been Vice President, Supply Chain of TNGP since April 2010. He has served as CF Industries' Vice President, Supply Chain, since January 2008 and was previously CF Industries' Vice President, Raw Materials Procurement, from July 2003 to January 2008. Before joining us, Mr. Koch spent nearly 25 years in the energy industry with Amoco Corporation and BP PLC from January 1980 to July 2003. Mr. Koch has a B.A. degree from Greenville College and an M.B.A. degree from DePaul University.
W. Anthony Will (age 45)
Mr. Will has been Vice President, Manufacturing and Distribution of TNGP since April 2010. He has served as CF Industries' Vice President, Manufacturing and Distribution, since March 2009 and was previously CF Industries' Vice President, Corporate Development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner with Accenture Ltd., a position he held from April 2005 to December 2006. From January 2002 to August 2004, he was Vice President Business Development of Sears, Roebuck and Company. From January 2007 to March 2007 and from September 2004 to March 2005, Mr. Will was not employed. From January 2001 to January 2002, Mr. Will was a consultant with Egon Zehnder International, a global consulting firm. Previously, from October 1998 to January 2001, he served as Vice President, Strategy and Corporate Development, of Fort James Corporation, a global paper and consumer products company. Prior to joining Fort James, Mr. Will was a manager with the Boston Consulting Group, a global strategy consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.

TERRA NITROGEN COMPANY, L.P.

Lynn F. White (age 58)	Mr. White has been Vice President, Corporate Development of TNGP since April 2010. He served as Vice President, Corporate Development of CF Industries since June 2009. Before joining CF Industries, Mr. White was the founder and managing director of Twemlow Group LLC, a consulting firm he established in January 2008. Prior to that time, he held a number of executive positions with Deere & Company from May 2000 through December 2007, where he served most recently as President, John Deere Agri Services from May 2005 through October 2007, and Vice President, Global AgServices from May 2000 through May 2005. Earlier in his career, he was Senior Vice President, Corporate Development for IMC Global Inc. and held several executive positions at FMC Corporation. He holds a BA from California Polytechnic State University, San Luis Obispo and an MBA in Finance and Multinational Enterprise from the Wharton Graduate School of Business at the University of Pennsylvania.

        Except for any employment described above with CF Industries, of which TNGP is an indirect, wholly-owned subsidiary, no occupation carried on by any director or executive officer of TNGP during the past five years was carried on with any corporation or organization that is a parent, subsidiary or other affiliate of TNGP. There are no family relationships among any of the directors and any executive officer of TNGP, nor is there any arrangement or understanding between any director, executive officer and any other person pursuant to which that director or executive officer was selected as a director or executive officer of TNGP, as the case may be.

Meetings of the Board

        The Board of Directors held four regular meetings in 2010. Each director attended 100 percent of the total meetings of the board and board committees of which he or she was a member.

Audit Committee

        In 2010, the Audit Committee of the Board of Directors of TNGP met four times. It is currently composed of Ms. Lloyd (Chairman) and Messrs. Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the General Partner's Board of Directors on October 22, 2010, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

        In 2010, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met three times and is currently composed of Messrs. Bailey (Chairman), Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence

TERRA NITROGEN COMPANY, L.P.

requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Corporate Governance Guidelines of the Board of Directors establishes that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the Board of Directors' duties. The Corporate Governance Guidelines also establishes that the Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.

        The Board of Directors has determined that the above mentioned policy has been implemented appropriately when, and has been effective in, determining the qualifications of potential director candidates to the Board of Directors.

        The current Nominating and Corporate Governance Committee Charter was adopted by the General Partner's Board of Directors on October 22, 2010, and is reviewed annually by the Nominating and Corporate Governance Committee. A copy can be viewed on CF Industries' Web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request as described in Item 1, Business—Overview of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than 10 percent of beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2010 in a timely manner, except that each of Messrs. Wilson, Barnard, Frost, Hoker, Koch, Nocchiero, White and Will, Ms. Jablow Spertus, CF Industries Holdings, Inc. and CF Industries, Inc. was late in reporting their status as an officer, director, or beneficial owner, as applicable, on Form 3.

Corporate Governance Matters

        TNGP has adopted Corporate Governance Guidelines which meet the requirements of the NYSE and apply to TNGP's directors, executive officers (including its principal executive officer and principal financial officer) and other employees. Because TNGP is a wholly-owned subsidiary of CF Industries whose employees are all employees of CF Industries, the CF Industries' Code of Business Conduct applies to TNGP's executive officers (including its principal executive officer and principal financial officer) and other employees. In addition, the CF Industries Code of Business Conduct applies to TNGP's non-management directors in the same fashion as it applies to CF Industries' non-management directors. The CF Industries Code of Business Conduct also meets the requirements of the NYSE. A copy of the Corporate Governance Guidelines and CF Industries' Code of Business Conduct can be viewed on CF Industries' web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH)

TERRA NITROGEN COMPANY, L.P.

Investors" and "Governance". A copy of each is also available in print upon request by following the directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.

        The Board of Directors of TNGP has affirmatively determined that Messrs. Bailey and Jackson, and Ms. Lloyd each meet the criteria for independence required by the NYSE listing standards. Following its evaluation, the board concluded that none of these directors were involved in any transaction, relationship or arrangement not otherwise disclosed that would impair his or her independence.

        During 2010, in accordance with the Corporate Governance Guidelines, non-management directors met at regularly scheduled executive sessions of the board without management and the independent directors met in executive session. The executive sessions are held at board meetings and the non-management directors choose one of the non-management directors to lead the discussion and preside at each such meeting.

Communication

        Interested parties who wish to communicate a message to the board, the non-management directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 4 Parkway North, Suite 400, Deerfield, IL 60015-2590.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not have any executive officers or employees. Instead, we are managed by our General Partner, TNGP, the executive officers of which are employees of CF Industries or its subsidiaries. CF Industries owns approximately 75 percent of the outstanding common units representing our limited partnership interests and CF Industries is also the indirect 100 percent owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from CF Industries. The compensation committee of the Board of Directors of CF Industries is responsible for the compensation decisions relating to the executive officers of TNGP. The Board of Directors of TNGP does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP's executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by CF Industries, see the Schedule 14A definitive proxy statement of CF Industries Holdings, Inc. which will be filed with the Securities and Exchange Commission (SEC) when available.

        Since neither TNCLP nor TNGP provides any compensation directly to TNGP's executive officers and neither has any involvement in determining their compensation, we have concluded that a discussion of the compensation awarded to, earned by and paid to TNGP's named executive officers, as contemplated by Item 402(b) of Regulation S-K, would not be meaningful. Therefore, our Compensation Discussion and Analysis does not resemble that of most public companies. Instead, we think it is more meaningful to describe the arrangement pursuant to which we receive services from CF Industries.

        Since we have no executive officers or employees, all employment-related functions, including manufacturing, production, sales, customer service, distribution, accounting, internal audit, legal, risk management and investor relations are provided to us by employees of CF Industries or other affiliates of CF Industries.

        We reimburse CF Industries for a portion of the compensation expenses it incurs with respect to TNGP's executive officers and other employees of CF Industries and its affiliates who provide services

TERRA NITROGEN COMPANY, L.P.

to us. Compensation expenses for production and manufacturing services are charged directly to us based on actual costs. Until June 30, 2010, compensation expenses for selling and general and administrative related functions, including the compensation of the TNGP's executive officers, were allocated on individual cost causative factors (such as headcount or sales volume) or on a general allocation formula based equally on sales volumes, headcount and asset values. Effective July 1, 2010, we entered into a fixed fee arrangement through which we reimburse CF Industries for costs related to these functions for a quarterly fee of $3.5 million.

        Further discussion of our arrangements with CF Industries can be found in Note 12, Related Party Transactions, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Compensation Committee Report

        TNCLP has no directors or executive officers and the Board of Directors of the General Partner serves as TNCLP's governing body. TNGP does not have a compensation committee. Therefore, its full Board of Directors reviewed and discussed the Compensation Discussion and Analysis with TNGP's management. Based on such review and discussions, it recommended that the Compensation Discussion and Analysis be included in TNCLP's Annual Report on Form 10-K.

Respectfully submitted,
Stephen R. Wilson, Chairman
Coleman L. Bailey
Douglas C. Barnard
Richard A. Hoker
Michael A. Jackson
Anne H. Lloyd
W. Anthony Will

TERRA NITROGEN COMPANY, L.P.

SUMMARY COMPENSATION TABLE

        Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2010.

DIRECTOR COMPENSATION

        TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the "TNGP Board") for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total
Bailey, C.	$48,200	$123,811	$172,011
Jackson, M.	$48,200	$117,440	$165,640
Lloyd. A.	$58,200	$111,127	$169,327
Sands, T.	$23,639	$108,799	$132,438

(1)
For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under ASC 718 (pre-codification FAS 123R) with respect to TNCLP phantom units granted to each director in 2010. The phantom unit awards granted under Post-2007 Phantom Unit Program will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the vesting date. The phantom unit awards granted under Pre-2008 Phantom Unit Program will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the following the Director's departure from the TNGP Board. For purposes of this calculation, we assumed that no phantom units would be forfeited.

Director Fees Paid in Cash

        In 2010, each non-employee director of TNGP received an annual retainer of $30,000 (paid quarterly) and board and committee meeting fees of $1,400 per meeting attended. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. Messrs. Wilson, Barnard, Hoker and Will serve on the TNGP Board and are employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board.

        In 2011, the non-employee directors of TNGP will receive an increased annual retainer of $40,000.

Director Phantom Unit Awards

        Non-employee directors of TNGP receive compensation in the form of TNCLP phantom units. A phantom unit entitles the holder to a cash payment equal to the value of a TNCLP common unit. In addition, each phantom unit entitles the holder to additional phantom units when quarterly cash distributions are made to TNCLP common unitholders.

TERRA NITROGEN COMPANY, L.P.

Pre-2008 Phantom Unit Program

        In 2005, the TNGP Board adopted a phantom unit program (the Pre-2008 Phantom Unit Program) pursuant to which each non-employee director of TNGP was entitled to an annual grant of 1,250 TNCLP phantom units for three years.

        All phantom unit awards granted pursuant to the Pre-2008 Phantom Unit Program were vested as of the date of grant and constitute "nonqualified deferred compensation" within the meaning of Section 409A of the Internal Revenue Code (Section 409A). Section 409A imposes strict rules that significantly limit the ability to receive payment of deferred compensation. The timing of payment of the phantom units must satisfy the requirements under Section 409A.

        The phantom units under the Pre-2008 Phantom Unit Program are generally required to be held until the date of a director's departure from the TNGP Board. Upon departure, the phantom unit value is paid out in cash based on the average closing price of TNCLP common units for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of the phantom units will be paid in a lump sum upon consummation of the transaction.

        In order to allow the TNGP directors to take advantage of a special transition rule under Section 409A that was scheduled to expire on December 31, 2007, (and was later extended to December 31, 2008), the TNGP directors were offered a one-time opportunity to elect to convert a portion of their phantom units into cash that would be paid to them on January 15, 2008. Each director was required to make an election by December 10, 2007, and was required to continue to hold at least 2,000 phantom units following the election, which the Board established as a minimum ownership guide (Ownership Guide) also at its October 22, 2007 meeting. The amount each director received in exchange for the phantom units converted into cash was equal to the product of the number of phantom units the director elected to convert into cash and the closing price of one TNCLP common unit on the date that such director made the election.

Post-2007 Phantom Unit Program

        On October 22, 2007, the TNGP Board adopted a new phantom unit program (the Post-2007 Phantom Unit Program) that provides for an annual grant of phantom units to non-employee directors of TNGP, beginning in 2008 and for each year thereafter, until the Post-2007 Phantom Unit Program is modified by the TNGP Board. Pursuant to the Post-2007 Phantom Unit Program, in January of each year, each non-employee director will receive an award with respect to a number of phantom units determined by dividing $106,000 by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant.

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

        The first grant of phantom units under the Post-2007 Phantom Unit Program was made on January 15, 2008 to each of the non-employee directors of TNGP. On January 15, 2009 and 2010,

TERRA NITROGEN COMPANY, L.P.

subsequent grants of phantom units was made to each non-employee director of 1,013 and 1,003 units, respectively.

Phantom Unit Deferred Compensation Plan

        In December 2009, the Board of Directors adopted the Non-Employee Director Phantom Unit and Deferred Compensation Plan (the Plan), an unfunded plan designed to provide non-employee directors with the opportunity to satisfy the Ownership Guide by deferring receipt of certain compensation earned by the director in the form of phantom units. Under the Plan, each non-employee director may elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25 percent) of phantom units that may be awarded during the following year. The deferral elections made in December 2009 impacted awards made January 2010, which vested January 2011.

        The following table sets forth the number of phantom units held by each non-employee director as of the date of this report and awards vested in 2010.

Name	Number of Phantom Units Vested in 2010	Amount Realized ($)	Number of Phantom Units Currently Held
Bailey, C.	1,094.17	$116,540	3,690.18
Jackson, M.	1,094.17	$116,540	2,370.29
Lloyd, A.	936.22	$99,717	1,062.23

Other Director Compensation

        TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.

Compensation Committee Interlocks and Insider Participation

        TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' 2010 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, and as related to his or her position as a director, except as described under the caption "Certain Relationships and Related Transactions." During 2010, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP's (or its predecessor) Board or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. Terra Capital, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of CF Industries. Terra Capital, Inc., Terra LP Holdings LLC and Terra Nitrogen Corporation owned directly, as of December 31, 2010, 2,716,600, 9,465,242 and 1,707,172 common units of TNCLP, respectively. CF Industries and its subsidiaries are engaged in certain

TERRA NITROGEN COMPANY, L.P.

transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

        The following table shows the ownership of TNCLP common units and CF Industries common stock as of December 31, 2010 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons) (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Units Beneficially Owned	Percent of Class	Number of CF Industries Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)	13,889,014	75.1%	—	—
CF Industries, Inc.(3)	13,889,014	75.1%	—	—
Terra Industries Inc.(3)	13,889,014	75.1%	—	—
Terra Capital Holdings, Inc.(3)	13,889,014	75.1%	—	—
Terra Capital, Inc.(3)	13,889,014	75.1%	—	—
Terra Nitrogen Corporation(3),(4)	11,172,414	60.4%	—	—
Terra LP Holdings LLC(3)	9,465,242	51.2%	—	—
Terra Nitrogen GP Inc.(5)	—	—	—	—
Stephen R. Wilson	—	—	1,256,876	1.8%
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	38,167	*
Bert A. Frost	—	—	13,840	*
Richard A. Hoker	—	—	13,015	*
Wendy S. Jablow Spertus	—	—	13,923	*
Michael A. Jackson	—	—	—	—
Philipp P. Koch	—	—	31,543	*
Anne H. Lloyd	—	—	—	—
Lynn F. White	—	—	6,767	*
W. Anthony Will	—	—	34,326	*
All directors and management as a group (8 persons)	—	—	1,408,357	2.0%

*
Represents less than 1% of class.

(1)
Each person has sole voting and investment power of all the CF Industries common shares indicated.

(2)
The shares indicated for Messrs. Wilson, Barnard, Frost, Hoker, Koch, White and Will and Ms. Spertus include shares underlying stock options granted under CF Industries' Equity and Incentive Plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted.

(3)
By virtue of its ownership of all the outstanding equity of Terra LP Holdings LLC, Terra Nitrogen Corporation may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC. By virtue of its ownership of all the outstanding common stock of Terra Nitrogen Corporation, Terra Capital, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC

TERRA NITROGEN COMPANY, L.P.

  and Terra Nitrogen Corporation. By virtue of its ownership of all the outstanding common stock of Terra Capital, Inc., Terra Capital Holdings, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc. By virtue of its ownership of all the outstanding common stock of Terra Capital Holdings, Inc. Terra Industries Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc.. By virtue of its ownership of all the outstanding common stock of Terra Industries Inc., CF Industries, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc.. By virtue of its ownership of all the outstanding common stock of CF Industries, Inc., CF Industries Holdings, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc.

(4)
Terra Nitrogen Corporation also owns 184,072 Class B common units.

(5)
Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interests in the Partnership.

TERRA NITROGEN COMPANY, L.P.

Equity Compensation Plan Information

        The Partnership maintains no separate equity compensation plans. All equity compensation benefits awarded to TNGP executive officers who are also key employees of CF Industries are awarded through CF Industries' equity compensation plans, all of which are described in CF Industries' filings with the SEC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions is contained in Notes to the Consolidated Financial Statements, Note 12, Related Party Transactions and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10, Directors and Executive Officers of the Registrant, and is incorporated herein by reference

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

        As previously reported, on April 28, 2010, the Audit Committee approved the engagement of KPMG LLP (KPMG) as TNCLP's independent registered public accounting firm beginning with the year ending December 31, 2010. Concurrently with such engagement, TNCLP dismissed Deloitte & Touche LLP (Deloitte) as TNCLP's independent registered public accounting firm.

        The following table describes fees for professional audit services rendered by KPMG and Deloitte for the audit of the Partnership's annual financial statements for the years ended December 31, 2010 and December 31, 2009 and fees billed for other services rendered by KPMG and Deloitte during those periods.

	KPMG		Deloitte
Type of Fee	2010	2009	2010	2009
Audit Fees(1)	$220,000	$—	$35,000	$261,500
Audit Related Fees	—	—	—	—

Total Audit and Audit Related Fees	220,000	—	35,000	261,500
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

Total Fees	$220,000	$—	$35,000	$261,500

(1)
Audit Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by KPMG and Deloitte for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

        Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee on April 28, 2010. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee, as provided in its charter.

TERRA NITROGEN COMPANY, L.P.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

TERRA NITROGEN COMPANY, L.P.

(b)
Exhibits

3.1	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005, filed as Exhibit 3.1 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.2	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.3	By-Laws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP's Form 8-K filed on September 7, 2005, are incorporated herein by reference.
3.4	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.29 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
3.5	By-Laws of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.30 to the Terra Industries Inc. Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
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

TERRA NITROGEN COMPANY, L.P.

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
10.8
Lease agreement dated December 29, 2010, by and between Terra Nitrogen Company, L.P., a Delaware limited partnership and CF Industries, Inc., a Delaware corporation. (incorporated by reference to Exhibit 10.1 to TNCLP's Form 8-K dated December 29, 2010 (Commission File No. 003-43007))
10.9
Tank Car Lease Agreement dated December 29, 2010, by and between Terra Nitrogen Company, L.P., a Delaware limited partnership and CF Industries, Inc., a Delaware corporation. (incorporated by reference to Exhibit 10.2 to TNCLP's Form 8-K dated December 29, 2010 (Commission File No. 003-43007))
10.10
Amended Demand Deposit Agreement dated as of August 20, 1996, between Terra Nitrogen Limited Partnership and Terra Capital, Inc. filed as Exhibit 10.62 to TNCLP's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
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
10.13	Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit and Deferred Compensation Plan approved by the TNGP Board of Directors on December 17, 2009.
10.14	Form of Award Agreement under the TNGP Non-Employee Director Phantom Unit and Deferred Compensation Plan*
10.15
Reorganization Agreement, by and among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.

TERRA NITROGEN COMPANY, L.P.

10.16	Conveyance, Assignment and Assumption Agreement, by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc., dated September 1, 2005, filed as Exhibit 10.2 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
10.17
First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 10.3 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
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
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Confidential treatment has been granted for portions of the exhibit.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner
Date:	February 25, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 25, 2011 and in the capacities indicated.

Signature	Title
/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board of Terra Nitrogen GP Inc. (Principal Executive Officer)
/s/ COLEMAN L. BAILEY Coleman L. Bailey	Director of Terra Nitrogen GP Inc.
/s/ RICHARD A. HOKER Richard A. Hoker	Director, Vice President and Corporate Controller of Terra Nitrogen GP Inc. (Principal Financial Officer and Principal Accounting Officer)
/s/ DOUGLAS C. BARNARD Douglas C. Barnard	Director, Vice President, General Counsel and Secretary of Terra Nitrogen GP Inc.
/s/ W. ANTHONY WILL W. Anthony Will	Director, Vice President, Manufacturing and Distribution of Terra Nitrogen GP Inc.
/s/ MICHAEL A. JACKSON Michael A. Jackson	Director of Terra Nitrogen GP Inc.
/s/ ANNE H. LLOYD Anne H. Lloyd	Director of Terra Nitrogen GP Inc.