Form 10-Q
period 2011-03-31
TERRA NITROGEN CO L P /DE
filed 2011-05-06
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
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

        At the close of business on May 5, 2011 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2011	December 31, 2010
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$221.7	$124.8
Demand deposits with affiliate	10.7	6.1
Accounts receivable, net	1.2	33.4
Inventories, net	16.7	27.6
Prepaid expenses and other current assets	1.8	1.2

Total current assets	252.1	193.1
Property, plant and equipment, net	82.6	83.2
Plant turnarounds, net	11.9	13.4
Other assets	6.8	7.0

Total assets	$353.4	$296.7

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$22.0	$24.3
Customer advances	33.1	61.2
Other current liabilities	0.4	0.8

Total current liabilities	55.5	86.3

Noncurrent liabilities	0.7	0.4
Contingency (Note 11)
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	250.0	208.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.4	0.6
General partner's interest	45.8	0.9

Total partners' capital	297.2	210.0

Total liabilities and partners' capital	$353.4	$296.7

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2011	2010
	(in millions, except per unit amounts)
Product sales	$195.8	$118.6
Other income	0.2	0.2

Net sales	196.0	118.8
Cost of goods sold	70.9	79.2

Gross margin	125.1	39.6
Selling, general and adminstrative expenses	4.2	5.6

Earnings from operations	120.9	34.0
Interest expense	—	(0.1)

Net earnings	$120.9	$33.9

Allocation of net earnings:
General Partner	$53.2	$0.7
Class B Common Units	1.1	0.3
Common Units	66.6	32.9

Net earnings	$120.9	$33.9

Net earnings per common unit	$3.60	$1.78

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2011	2010
	(in millions)
Operating Activities
Net earnings	$120.9	$33.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	5.0	3.9
Non-cash (gain) loss on derivatives	(1.2)	0.2
Changes in operating assets and liabilities:
Accounts receivable	32.2	(0.6)
Inventories	10.9	(11.8)
Accounts payable and accrued expenses	(2.3)	4.5
Customer advances	(28.1)	32.2
Other assets and liabilities—net	0.7	(0.3)

Net cash provided by operating activities	138.1	62.0

Investing Activities
Additions to property, plant and equipment and plant turnaround expenditures	(2.9)	(3.5)
Changes in demand deposits with affiliates	(4.6)	3.8

Net cash provided by (used in) investing activities	(7.5)	0.3

Financing Activities
Partnership distributions paid	(33.7)	—

Net cash used in financing activities	(33.7)	—

Increase in cash and cash equivalents	96.9	62.3
Cash and cash equivalents at beginning of period	124.8	24.8

Cash and cash equivalents at end of period	$221.7	$87.1

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Accumulated Other Comprehensive Income	Total Partners' Capital	Comprehensive Income
	(in millions)
Partners' capital at January 1, 2010	$152.8	$(0.1)	$(14.5)	$3.2	$141.3
Net earnings	32.9	0.3	0.7	—	33.9	$33.9
Change in fair value of derivatives				(7.2)	(7.2)	(7.2)

Comprehensive income					—	$26.7

Partners' capital at March 31, 2010	$185.7	$0.2	$(13.8)	$(4.0)	$168.0

Partners' capital at January 1, 2011	$208.5	$0.6	$0.9	$—	$210.0
Net earnings	66.6	1.1	53.2	—	120.9	$120.9

Comprehensive income					—	$120.9

Distributions	(25.1)	(0.3)	(8.3)	—	(33.7)

Partners' capital at March 31, 2011	$250.0	$1.4	$45.8	$—	$297.2

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to the Consolidated Financial Statements (Unaudited)

1. Background and Basis of Presentation

        Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation. CF Industries Holdings acquired Terra in April 2010.

        Ownership of TNCLP is represented by the General Partner interests and the Limited Partner interests. Limited Partner interests consists of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of March 31, 2011. The other common units are traded on the New York Stock Exchange under the symbol "TNH."

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2010, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates in these consolidated financial statements include net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of sales incentives, useful lives of property, plant and equipment, and the evaluation of impairments of property, plant and equipment.

2. Summary of Significant Accounting Policies

        For a complete discussion of the Partnership's significant accounting policies, refer to the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011.

3. New Accounting Standards

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting

TERRA NITROGEN COMPANY, L.P.

standards references provided below reflect the FASB Accounting Standards Codification, and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to disclose certain additional information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard became effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the level 3 disclosure requirements of this standard as of January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

4. Agreement of Limited Partnership

        We make quarterly distributions to our partners based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Changes in working capital impact Available Cash as increases in the amount of cash invested in working capital items (such as accounts receivable or inventory) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the customer's order has shipped and the revenue is earned. In the three months ended March 31, 2011, we paid partnership distributions of $33.7 million. There were no partnership distributions paid during the three months ended March 31, 2010.

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

        On May 5, 2011, we announced a $4.84 cash distribution per common limited partnership unit, payable on May 27, 2011 to holders of record as of May 16, 2011. This first quarter cash distribution was impacted by a decline in working capital, particularly a non-recurring $32.2 million decline in accounts receivable, and the recognition of $15.3 million of revenue related to the sale of product inventory to CF Industries, Inc. (CF Industries) upon the transition to the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010 (Amended Agreement). The provision to the Amended Agreement, whereby beginning Janruary 1, 2011, we sell all of our fertilizer products to CF Industries, a wholly owned subsidiary of CF Industries Holdings. For further information regarding the Amended Agreement with CF Industries, see Note 12—Related Party

TERRA NITROGEN COMPANY, L.P.

Transactions. In the first quarter, we exceeded the cumulative MQD amount and will distribute Available Cash as summarized in the following table:

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

        At March 31, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5. Net Earnings per Limited Partner Common Unit

        Basic and diluted earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a reconciliation for basic and diluted net earnings per common unit for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in millions, except per-unit amounts)
Basic earnings per common unit:
Net earnings	$120.9	$33.9
Less: Net earnings allocable to General Partner	53.2	0.7
Less: Net earnings allocable to Class B Common Units	1.1	0.3

Net earnings allocable to Common Units	$66.6	$32.9

Weighted average units outstanding	18.5	18.5

Net earnings per Common Unit	$3.60	$1.78

        There were no dilutive TNCLP units outstanding for the three months ended March 31, 2011 and 2010.

TERRA NITROGEN COMPANY, L.P.

6. Inventories, net

        Inventories consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Materials and supplies	$13.4	$15.2
Finished goods	3.3	12.4

Total	$16.7	$27.6

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

        Prior to the second quarter of 2010, we classified our natural gas derivatives as cash flow hedges if the item to be hedged exposed us to price risk, if it was probable that the results of the hedge position substantially offset the effects of the risk, and if the hedge designation occurred at the inception of the hedge. If the derivative was designated as a cash flow hedge, and to the extent such hedge was determined to be effective, changes in fair value were reported as a component of Accumulated Other Comprehensive Income (AOCI) in the period of change, and subsequently recognized in earnings in the period the offsetting hedged transaction occurred.

        In the second quarter of 2010, we discontinued hedge accounting. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in the statement of operations. The remaining balance in AOCI relating to derivatives that were originally designated as cash flow hedges was reclassified into earnings as derivatives settled during the second quarter of 2010.

        The gross fair values of derivatives on our Consolidated Balance Sheets are shown below. At March 31, 2011 and December 31, 2010, all balance sheet amounts from derivatives arose from commodity derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	March 31, 2011	December 31, 2010
	(in millions)
Unrealized gains in other current assets	$1.6	$0.7
Unrealized losses in other current liabilities	(0.4)	(0.8)

Net unrealized derivative gains (losses)	$1.2	$(0.1)

TERRA NITROGEN COMPANY, L.P.

        The following table presents the effects of our commodity derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010.

Three Months Ended March 31
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2011	2010(a)		2011	2010		2011	2010(a)
(in millions)
$—	$(4.0)	Cost of Sales	$—	$0.9	Cost of Sales	$1.2	$(0.2)

(a)
Gain (loss) recognized in AOCI, net of amounts reclassified from AOCI into earnings.

(b)
For the three months ended March 31, 2010, the amount of gain (loss) recognized in earnings represents the ineffective portion of hedging relationships. Amounts excluded from the assessment of hedge effectiveness were insignificant.

        At March 31, 2011, we had open derivative contracts for 7.5 million MMBtus of natural gas. For the three months ended March 31, 2011, we used derivatives to cover approximately 74% of our natural gas consumption.

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we effectively hedge a portion of our natural gas production requirements primarily through the use of swaps. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the changes in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

        Our derivatives do not have credit risk related contingent features that would require us to settle the derivatives or post collateral upon the occurrence of a credit event.

TERRA NITROGEN COMPANY, L.P.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of March 31, 2011 and December 31, 2010.

	Balances as of March 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$221.7	$221.7	$—	$—
Unrealized gains on natural gas derivatives	1.6	—	1.6

Total assets at fair value	$223.3	$221.7	$1.6	$—

Unrealized losses on natural gas derivatives	$(0.4)	$—	$(0.4)	$—

Total liabilities at fair value	$(0.4)	$—	$(0.4)	$—

	Balances as of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$124.8	$124.8	$—	$—
Unrealized gains on natural gas derivatives	0.7	—	0.7	—

Total assets at fair value	$125.5	$124.8	$0.7	$—

Unrealized losses on natural gas derivatives	$(0.8)	$—	$(0.8)	$—

Total liabilities at fair value	$(0.8)	$—	$(0.8)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of March 31, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swap contracts. These contracts settle using NYMEX futures prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted futures market prices from NYMEX are used to determine the fair value of these instruments. See Note 7—Derivative Financial Instruments for additional information.

TERRA NITROGEN COMPANY, L.P.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Land	$1.6	$1.6
Building and improvements	6.9	6.9
Plant and equipment	260.4	260.2
Construction in progress	7.0	4.9

	275.9	273.6
Less: Accumulated depreciation and amortization	193.3	190.4

	$82.6	$83.2

10. Plant Turnarounds, net

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$13.4	$8.4
Additions	0.6	0.1
Depreciation	(2.1)	(1.2)

Ending balance	$11.9	$7.3

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

11. Contingency

        In August 2007, a request for information was received from the U.S. Environmental Protection Agency (EPA) pursuant to Section 114 of the Clean Air Act with respect to CF Industries' (formerly Terra's) nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at nine of the nitric acid plants, including our Verdigris facility. Negotiations with the EPA have been ongoing since May 2008 and an agreement was reached to resolve this matter. On February 11, 2011, we executed a consent decree that will require compliance with significantly lower nitrogen oxide emission standards. Compliance with these emission limits will require new or upgraded selective catalytic reduction

TERRA NITROGEN COMPANY, L.P.

systems and continuous emission monitors at our facility which have an estimated capital cost of approximately $6.0 million. The consent decree was lodged with the court on April 19, 2011, is expected to be executed by representatives of the U.S. Department of Justice, the EPA, and the state governments in which each of the nitric acid plants are located, and is expected to become effective in May 2011 following the required thirty-day public comment period and entry of the consent decree by the court.

12. Related Party Transactions

        On January 1, 2011, pursuant to the Amended Agreement, the Partnership began to sell all of its fertilizer products to CF Industries at prices based on market prices for the Partnership's fertilizer products as defined in the Amended Agreement. Title and risk of loss transfer to CF Industries as the product is shipped from the plant gate. When the product offtake component of the Amended Agreement became effective on January 1, 2011, we recognized revenue of $15.3 million from the sale of product inventory outside the plant gate to CF Industries. The product offtake component of the Amended Agreement has a one-year term starting as of January 1, 2011 and the Amended Agreement will renew automatically for successive one-year terms unless terminated by one of the parties.

        Effective on January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to CF Industries for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by CF Industries related to the use, occupancy and operation of the facilities. The lease is effective for a one-year term and will be extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal. Also effective January 1, 2011, we leased certain of our rail cars to CF Industries for quarterly rental payments of $3,600 per car. This lease is effective for a one-year term and will extend automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s (TNCLP, we, our or us) Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Common Units. We urge you to review carefully and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Form 8-K, which discuss our business in greater detail.

        The section entitled "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 25, 2011, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC.

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation. CF Industries Holdings acquired Terra in April 2010.

        CF Industries Holdings is the holding company for the operations of CF Industries, Inc. (CF Industries), a Delaware corporation. CF Industries is a global leader in nitrogen and phosphate fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada; conducts phosphate mining and manufacturing operations in Central Florida; and distributes fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. CF Industries is obligated to take all of the production from our Verdigris manufacturing facility and, together with its affiliates, provides certain services to us, including production, manufacturing, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries Holdings' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K.

Introduction

        In this discussion and analysis, we explain our business in the following areas:

  •
  Company Overview;

  •
  Results of Operations; and

  •
  Liquidity and Capital Resources

TERRA NITROGEN COMPANY, L.P.

Company Overview

        TNCLP is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

        TNCLP and TNGP have no employees. CF Industries currently provides certain services to us under an administrative services agreement. Prior to September 28, 2010, the services were provided to us by Terra under an Amended and Restated General and Administrative Services Agreement Regarding Services, dated as of October 23, 2007 (the Terra Services Agreement). On September 28, 2010, we entered into the Amendment to the General and Administrative Services and Product Offtake Agreement (the Amended Agreement). The Amended Agreement assigned all of Terra's rights and obligations under the Terra Services Agreement to CF Industries and replaced the allocation and cost sharing provisions for the cost of certain services provided to TNCLP by CF Industries with a fixed quarterly fee of $3.5 million, subject to annual inflation adjustment, and reimbursement of all expenses incurred by CF Industries that are directly attributable to the Partnership. The Amended Agreement also provided that at a future date, to be specified in writing by the parties, the Partnership would begin to sell all of its output of fertilizer products to CF Industries at market prices for the Partnership's fertilizer products as defined in the Amended Agreement. This product purchase arrangement became effective on January 1, 2011. For further information regarding our agreements with CF Industries, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended March 31, 2011 of $120.9 million on net sales of $196.0 million compared with net earnings for the three months ended March 31, 2010 of $33.9 million, on net sales of $118.8 million. Net earnings per common unit for the three months ended March 31, 2011 was $3.60 compared with $1.78 for the three months ended March 31, 2010.

        The following table shows the results of operations for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	2011 vs. 2010
	(in millions, except per unit amounts)
Net sales	$196.0	$118.8	$77.2	65%
Cost of goods sold	70.9	79.2	(8.3)	(10)%

Gross margin	125.1	39.6	85.5	216%
Gross margin percentage	63.8%	33.3%	30.5%	91%
Selling, general and administrative expenses	4.2	5.6	(1.4)	(25)%

Operating earnings	120.9	34.0	86.9	256%
Interest income (expense), net	—	(0.1)	0.1	NM

Net earnings	$120.9	$33.9	$87.0	257%

Net earnings allocable to Common Units	$66.6	$32.9	$33.7	102%
Net earnings per Common Unit	$3.60	$1.78	$1.82	102%

TERRA NITROGEN COMPANY, L.P.

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volumes and prices for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Volumes (000 tons)	Price ($/ton)(1)	Volumes (000 tons)	Price ($/ton)(1)
Ammonia	108	$414	52	$308
UAN(2)	584	$258	471	$186
Cost of natural gas ($ per MMBtu)(3)	—	$4.30	—	$5.28

(1)
After deducting outbound freight costs of $14.5 million for the first quarter of 2010. There were no outbound freight costs during the first quarter of 2011.

(2)
The nitrogen content of UAN is 32% by weight.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

First Quarter of 2011 Compared to the First Quarter of 2010

        Our net sales for the first quarter of 2011 were $196.0 million, an increase of $77.2 million, or 65%, from the first quarter of 2010 net sales of $118.8 million. The increase was due to increases in average UAN and ammonia sales prices of 39% and 34%, respectively, and an increase in UAN and ammonia sales volumes of 24% and 108%, respectively.

        Our gross margin was $125.1 million in the first quarter of 2011 compared to $39.6 million in the first quarter of 2010. Gross margin as compared to the prior year increased due to the realization of higher fertilizer prices and a decrease in natural gas prices. The first quarter natural gas unit costs, net of derivative gains and losses, decreased from $5.28 per MMBtu in 2010 to $4.30 per MMBtu in 2011. The gross margin as a percent of sales increased to 63.8% from 33.3%.

        We use derivative instruments to manage the volatility in natural gas prices. Effective in the second quarter of 2010, we discontinued the use of hedge accounting for derivative instruments. This change did not affect our gas purchasing decisions, hedging approach or cash flows. For the three months ended March 31, 2011, we recognized an unrealized mark-to-market gain of $1.2 million on our derivatives.

        Selling, general and administrative costs were $4.2 million in the first quarter of 2011, a decline of $1.4 million from the first quarter of 2010. The decline is primarily due to lower corporate expenses allocated from our General Partner.

        Our net earnings were $120.9 million in the first quarter of 2011, an increase of $87.0 million, or 257%, as compared to $33.9 million in the first quarter of 2010. Net earnings increased primarily due to higher gross margin and lower selling, general and administrative expenses in the quarter.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources

        Our principal funding needs are working capital, plant turnaround and capital expenditures, and quarterly distributions. The cash and cash equivalents balance at March 31, 2011 was $221.7 million, an increase of $96.9 million from the balance of $124.8 million at December 31, 2010. The cash balance at March 31, 2011 includes $33.1 million of customer advances related to forward orders, booked prior to January 1, 2011. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

        Our cash receipts are collected by CF Industries. Those receipts, net of cash payments made by CF Industries on our behalf, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF Industries is both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$138.1	$62.0
Investing activities	(7.5)	0.3
Financing activities	(33.7)	—

Increase in cash and cash equivalents	$96.9	$62.3

Operating Activities

        Net cash provided by operating activities was $138.1 million in the first quarter of 2011 compared to $62.0 million in 2010. The $76.1 million increase in cash provided by operating activities in 2011 was primarily due to an $87.0 million increase in net earnings partially offset by a $10.6 million increase in cash invested in working capital, primarily due to decreased customer advances. Net earnings included noncash depreciation and amortization expense of $5.0 million and $3.9 million during the three months ended March 31, 2011 and 2010, respectively, and noncash (gain) loss on derivatives of $(1.2) million and $0.2 million during the three months ended March 31, 2011 and 2010, respectively.

Investing Activities

        Net cash provided by (used in) investing activities was $(7.5) million in the first quarter of 2011 compared to $0.3 million in 2010. The $7.8 million increase in cash used in investing activities in 2011 was due primarily to changes in demand deposits with affiliates. Additions to property, plant and equipment, and plant turnaround expenditures were $2.9 million and $3.5 million during the three months ended March 31, 2011 and 2010, respectively.

Financing Activities

        Net cash used in financing activities was $33.7 million in the first quarter of 2011. There were no uses of cash related to financing activities during the same period of 2010. During the first three months of 2011, we distributed $33.7 million to our unit holders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see

TERRA NITROGEN COMPANY, L.P.

Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners' independent directors.

Partnership Distributions

        We make quarterly distributions to our partners based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Changes in working capital impact Available Cash as increases in the amount of cash invested in working capital items (such as accounts receivable or inventory) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the customer's order has shipped and the revenue is earned. In the three months ended March 31, 2011, we distributed $33.7 million. There were no partnership distributions paid during the three months ended March 31, 2010.

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

        On May 5, 2011, we announced a $4.84 cash distribution per common unit, payable on May 27, 2011 to holders of record as of May 16, 2011 for the first quarter of 2011. This cash distribution was impacted by both a decline in working capital, particularly a non-recurring $32.2 million decline in accounts receivable, which increased the amount of Available Cash, and the recognition of $15.3 million of revenue related to the sale of product inventory to CF Industries upon the transition to the Amended Agreement. The provision to the Amended Agreement, whereby we sell all of our fertilizer products to CF Industries became effective January 1, 2011. For further information regarding the Amended Agreement with CF Industries, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions. In the first quarter, we exceeded the cumulative MQD amount and will distribute Available Cash as summarized in the following table:

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

TERRA NITROGEN COMPANY, L.P.

        The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1 percent Partnership equity interest, to an affiliated company.

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At March 31, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2011, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Our cash receipts are collected by CF Industries. Those receipts, net of cash payments made by CF Industries on our behalf, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF Industries is both a debtor and creditor to us.

Derivatives

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this standard, derivatives are reported on the balance sheet at fair value. Prior to the second quarter of 2010, we generally classified our natural gas derivatives as cash flow hedges, whereby the effective portion of the change in fair value was reported as a component of accumulated comprehensive income and was subsequently recognized in earnings in the period the offsetting hedged transaction occurred. Beginning in the second quarter of 2010, we discontinued hedge accounting but continue to use derivatives as an economic hedge of gas price risk. Accordingly, changes in the fair value of the derivatives are recorded in earnings as the changes occur. This change has increased volatility in reported earnings.

Contractual Obligations

        There were no material changes outside the ordinary course of business to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the period ended December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering a period generally not exceeding 18 months.

        The derivative instruments that we use are primarily natural gas swaps. These contracts settle using NYMEX futures prices, which represents fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

TERRA NITROGEN COMPANY, L.P.

        As of March 31, 2011 and December 31, 2010, we had open derivative contracts for 7.5 million MMBtus and 7.1 million MMBtus of natural gas, respectively. An overall $1.00 per MMBtus change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our March 31, 2011 derivative positions by $7.5 million.

ITEM 4.    CONTROLS AND PROCEDURES

        Our Principal Executive Officer and Vice President and Corporate Controller (who is currently performing the functions of our principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

        Except as noted below, there was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        In the second quarter of 2010, CF Industries Holdings completed its acquisition of Terra. We are currently integrating our policies, processes, technology and operations with those of CF Industries Holdings and will continue to evaluate our internal control over financial reporting as we execute these activities. Until these activities are completed, we will maintain the operational integrity of each entity's legacy internal controls over financial reporting.

        CF Industries has begun a process of replacing various business information systems with an enterprise resource planning system from SAP. Implementation will occur in phases over several years. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Because we rely on CF Industries for administrative support, we are impacted by this initiative.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

TERRA NITROGEN COMPANY, L.P.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our Form 10-K, filed with the SEC on February 25, 2011. Such factors include, among others:

  •
  risks related to our reliance on one production facility;

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

  •
  future regulatory restrictions and requirements related to greenhouse gas emissions, climate change or other environmental requirements;

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

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

        Richard A. Hoker, Vice President and Corporate Controller of the General Partner, is signing the certifications attached to this Quarterly Report on Form 10-Q and dated May 6, 2011, as the person performing the functions of TNGP's principal financial officer. As previously announced, the General Partner's chief financial officer and principal financial officer resigned effective as of September 20, 2010, and the General Partner has not yet appointed a successor.

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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: May 6, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 6, 2011	By:	/s/ RICHARD A. HOKER Richard A. Hoker Vice President and Corporate Controller (Principal Accounting Officer)