Form 10-Q
period 2011-06-30
TERRA NITROGEN CO L P /DE
filed 2011-08-05
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011 OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

        At the close of business on August 4, 2011 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2011	December 31, 2010
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$152.5	$124.8
Demand deposits with General Partner Affiliates	21.4	6.1
Accounts receivable, net	0.9	33.4
Inventories, net	23.9	27.6
Prepaid expenses and other current assets	0.2	1.2

Total current assets	198.9	193.1
Property, plant and equipment, net	81.3	83.2
Plant turnarounds, net	9.3	13.4
Other assets	6.5	7.0

Total assets	$296.0	$296.7

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$25.2	$24.3
Customer advances	3.6	61.2
Other current liabilities	2.9	0.8

Total current liabilities	31.7	86.3

Noncurrent liabilities	0.9	0.4
Contingency (Note 11)
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	233.5	208.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.1	0.6
General partner's interest	28.8	0.9

Total partners' capital	263.4	210.0

Total liabilities and partners' capital	$296.0	$296.7

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions, except per unit amounts)
Net sales:
Product sales to an Affiliate of the General Partner	$198.2	$—	$394.0	$—
Product sales	—	166.7	—	285.3
Other income from an Affiliate of the General Partner	0.2	—	0.4	—
Other income	0.2	0.2	0.2	0.4

Total	198.6	166.9	394.6	285.7
Cost of goods sold:
Materials, supplies and services	61.3	93.6	127.1	169.0
Services provided by the General Partner and Affiliates	4.5	3.9	9.6	7.7

Gross margin	132.8	69.4	257.9	109.0
Selling, general and administrative services provided by the General Partner and Affiliates	3.5	2.5	7.0	7.5
Other general and administrative expenses	0.4	0.2	1.1	0.8

Earnings from operations	128.9	66.7	249.8	100.7
Interest expense	—	—	—	(0.1)

Net earnings	$128.9	$66.7	$249.8	$100.6

Allocation of net earnings:
General Partner	$54.5	$24.9	$107.7	$25.6
Class B Common Units	1.3	0.7	2.4	1.0
Common Units	73.1	41.1	139.7	74.0

Net earnings	$128.9	$66.7	$249.8	$100.6

Net earnings per common unit	$3.95	$2.22	$7.55	$4.00

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
	(in millions)
Operating Activities
Net earnings	$249.8	$100.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10.3	7.9
Non-cash (gain) loss on derivatives	2.6	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	32.5	2.3
Due to affiliate	—	1.8
Inventories	3.7	(0.3)
Accounts payable and accrued expenses	0.9	(0.7)
Customer advances	(57.6)	(16.0)
Other assets and liabilities	1.4	1.7

Net cash provided by operating activities	243.6	96.8

Investing Activities
Additions to property, plant and equipment and plant turnaround expenditures	(4.2)	(6.7)
Changes in demand deposits with General Partner Affiliates	(15.3)	3.8

Net cash used in investing activities	(19.5)	(2.9)

Financing Activities
Partnership distributions paid	(196.4)	(23.6)
Debt origination fees	—	(0.5)

Net cash used in financing activities	(196.4)	(24.1)

Increase in cash and cash equivalents	27.7	69.8
Cash and cash equivalents at beginning of period	124.8	24.8

Cash and cash equivalents at end of period	$152.5	$94.6

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Accumulated Other Comprehensive Income	Total Partners' Capital	Comprehensive Income
	(in millions)
Partners' capital at January 1, 2010	$152.8	$(0.1)	$(14.6)	$3.2	$141.3
Net earnings	74.0	1.0	25.6	—	100.6	$100.6
Change in fair value of derivatives	—	—	—	(3.2)	(3.2)	(3.2)

Comprehensive income						$97.4

Distributions	(22.9)	(0.3)	(0.4)	—	(23.6)

Partners' capital at June 30, 2010	$203.9	$0.6	$10.6	$—	$215.1

Partners' capital at January 1, 2011	$208.5	$0.6	$0.9	$—	$210.0
Net earnings	139.7	2.4	107.7	—	249.8	$249.8

Comprehensive income						$249.8

Distributions	(114.7)	(1.9)	(79.8)	—	(196.4)

Partners' capital at June 30, 2011	$233.5	$1.1	$28.8	$—	$263.4

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation. Ownership of TNCLP is represented by the General Partner interests and the limited partner interests. Limited partner interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of June 30, 2011. The other common units are traded on the New York Stock Exchange under the symbol "TNH."

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

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates in these consolidated financial statements include net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, and the evaluation of impairments of property, plant and equipment.

        Throughout this document, the terms "General Partner Affiliates," "Affiliates of the General Partner" or similar terms refer to consolidated subsidiaries of CF Industries, Inc. (CF Industries), a wholly-owned subsidiary of CF Industries Holdings, including TNGP. For periods prior to the acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

        In our 2010 Consolidated Statement of Cash Flows, we have reclassified $3.8 million of the "Due to affiliate" in cash provided by operating activities to "Changes in demand deposits with General Partner Affiliates" in investing activities in order to be consistent with the current year's presentation.

TERRA NITROGEN COMPANY, L.P.

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

Recently Issued Pronouncements

        In May 2011, the FASB issued a standard that is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (ASU No. 2011-04). This standard clarifies the application of existing fair value measurement requirements including guidance on (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity's shareholders' equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the fair value sensitivities to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that all comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of partners' capital. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

TERRA NITROGEN COMPANY, L.P.

4. Agreement of Limited Partnership

        We make quarterly distributions to our partners based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the customer's order has shipped and the revenue is earned. For the six months ended June 30, 2011 and 2010, we paid partnership distributions of $196.4 million and $23.6 million, respectively.

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

        On August 4, 2011, we announced a $3.75 cash distribution per common limited partnership unit, payable on August 29, 2011 to holders of record as of August 15, 2011. In the second quarter, we exceeded the cumulative MQD amount and will distribute Available Cash as summarized in the following table:

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

        At June 30, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5. Net Earnings per Limited Partner Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a reconciliation for net earnings per common unit for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions, except per-unit amounts)
Net earnings	$128.9	$66.7	$249.8	$100.6
Less: Net earnings allocable to General Partner	54.5	24.9	107.7	25.6
Less: Net earnings allocable to Class B Common Units	1.3	0.7	2.4	1.0

Net earnings allocable to common units	$73.1	$41.1	$139.7	$74.0

Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per common unit	$3.95	$2.22	$7.55	$4.00

        There were no dilutive TNCLP units outstanding for the three and six months ended June 30, 2011 and 2010.

6. Inventories, net

        Inventories consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Materials and supplies	$17.9	$15.2
Finished goods	6.0	12.4

Total	$23.9	$27.6

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

TERRA NITROGEN COMPANY, L.P.

        The gross fair values of derivatives on our Consolidated Balance Sheets are shown below. At June 30, 2011 and December 31, 2010, all balance sheet amounts from derivatives arose from commodity derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	June 30, 2011	December 31, 2010
	(in millions)
Unrealized gains in other current assets	$0.2	$0.7
Unrealized losses in other current liabilities	(2.9)	(0.8)

Net unrealized derivative gains (losses)	$(2.7)	$(0.1)

        The following table presents the effects of our commodity derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010.

Three Months Ended June 30
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2011	2010(a)		2011	2010		2011	2010(a)
(in millions)
$—	$—	Cost of Sales	$—	$(4.0)	Cost of Sales	$(3.8)	$0.3

Six Months Ended June 30
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2011	2010(a)		2011	2010		2011	2010(a)
(in millions)
$—	$—	Cost of Sales	$—	$3.2	Cost of Sales	$(2.6)	$0.5

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

        At June 30, 2011, we had open derivative contracts for 9.6 million MMBtus of natural gas. For the six months ended June 30, 2011, we used derivatives to cover approximately 71% of our natural gas consumption.

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

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of June 30, 2011 and December 31, 2010.

	Balances as of June 30, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$152.5	$152.5	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—

Total assets at fair value	$152.7	$152.5	$0.2	$—

Unrealized losses on natural gas derivatives	$(2.9)	$—	$(2.9)	$—

Total liabilities at fair value	$(2.9)	$—	$(2.9)	$—

	Balances as of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$124.8	$124.8	$—	$—
Unrealized gains on natural gas derivatives	0.7	—	0.7	—

Total assets at fair value	$125.5	$124.8	$0.7	$—

Unrealized losses on natural gas derivatives	$(0.8)	$—	$(0.8)	$—

Total liabilities at fair value	$(0.8)	$—	$(0.8)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of June 30, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

TERRA NITROGEN COMPANY, L.P.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swap contracts. These contracts settle using NYMEX futures prices, which approximates fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted futures market prices from NYMEX are used to determine the fair value of these instruments. See Note 7—Derivative Financial Instruments for additional information.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Land	$1.6	$1.6
Building and improvements	6.9	6.9
Plant and equipment	261.8	260.2
Construction in progress	7.2	4.9

	277.5	273.6
Less: Accumulated depreciation and amortization	196.2	190.4

	$81.3	$83.2

10. Plant Turnarounds, net

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011	2010
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$13.4	$8.4
Additions	0.3	0.3
Depreciation	(4.4)	(2.4)

Ending balance	$9.3	$6.3

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

TERRA NITROGEN COMPANY, L.P.

11. Contingency

        In August 2007, a request for information was received from the U.S. Environmental Protection Agency (EPA) pursuant to Section 114 of the Clean Air Act with respect to CF Industries' (formerly Terra's) nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at nine of the nitric acid plants, including our Verdigris facility. After negotiations with the EPA, an agreement was reached in the form of a consent decree to resolve the matter. The consent decree which became effective on June 6, 2011 requires compliance with significantly lower nitrogen oxide emission standards. Compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors at our facility which have an estimated capital cost of approximately $6.0 million.

12. Related Party Transactions

        TNCLP and TNGP have no employees. We have entered into several agreements with CF Industries relating to the operation of our business and the sale of the fertilizer products produced at our Verdigris facility. We believe that each of these agreements is on terms that are fair and reasonable to us.

General Administrative Services and Product Offtake Agreement

        On January 1, 2011, pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Amended Agreement), the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Amended Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. When the product offtake component of the Amended Agreement became effective on January 1, 2011, we recognized revenue of $15.3 million from the sale of product inventory outside the plant gate to an affiliate of the General Partner. The product offtake component of the Amended Agreement has a one-year term starting as of January 1, 2011 and the Amended Agreement will renew automatically for successive one-year terms unless terminated by one of the parties.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us for the three and six months ended June 30, 2011 were $4.5 million and $9.6 million, respectively, and for the three and six months ended June 30, 2010 were $3.9 million and $7.7 million, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

Allocated Charges

        CF Industries also provides certain services to us under the Amended Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. The portion of these expenses allocated to the General Partner is charged to us. Allocated expenses charged to us for the three and six months ended June 30, 2011 were $3.5 million and $7.0 million, respectively, and for the three and

TERRA NITROGEN COMPANY, L.P.

six months ended June 30, 2010 were $2.5 million and $7.5 million, respectively. We report these expenses as selling, general and administrative services provided by the General Partner and Affiliates.

        Our cash is collected by CF Industries. Cash receipts, net of cash payments made by CF Industries, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF Industries is both a debtor and creditor to us. At June 30, 2011, we had a receivable balance from CF Industries of $21.4 million, compared to a $6.1 million receivable balance at December 31, 2010. This receivable balance is reported as demand deposits with affiliates on our Consolidated Balance Sheets.

Leases

        Effective on January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by such affiliate of the General Partner related to the use, occupancy and operation of the facilities. The lease is effective for a one-year term and will be extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal. Also effective January 1, 2011, we leased certain of our rail cars to an affiliate of the General Partner for quarterly rental payments of $3,600 per car. This lease is effective for a one-year term and will extend automatically for successive one-year terms unless terminated by either party thereto prior to renewal. We received rental income for the three and six months ended June 30, 2011 of $0.2 million and $0.4 million, respectively.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s (TNCLP, we, our or us) Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common units. We urge you to review carefully and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail.

        The section entitled "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 25, 2011, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully read and consider those risks, in addition to the other information in this report and in our other filings with the SEC.

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

        CF Industries Holdings is the holding company for the operations of CF Industries, Inc. (CF Industries) and is a global leader in nitrogen and phosphate fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada; conducts phosphate mining and manufacturing operations in Central Florida; and distributes fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

        Throughout this document, the terms "General Partner Affiliates", "Affiliates of the General Partner" or similar terms refer to consolidated subsidiaries of CF Industries, Inc., including TNGP. For periods prior to the acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. CF Industries is obligated to take all of the production from our Verdigris manufacturing facility and, together with its affiliates, provides certain services to us, including production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries Holdings' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Note 12—Related Party Transactions.

TERRA NITROGEN COMPANY, L.P.

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

        TNCLP and TNGP have no employees. CF Industries provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Amended Agreement). On January 1, 2011, pursuant the Amended Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Amended Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended June 30, 2011 of $128.9 million on net sales of $198.6 million, compared with net earnings for the three months ended June 30, 2010 of $66.7 million on net sales of $166.9 million. Net earnings per common unit for the three months ended June 30, 2011 was $3.95 compared with $2.22 for the three months ended June 30, 2010.

        We reported net earnings for the six months ended June 30, 2011 of $249.8 million on net sales of $394.6 million, compared with net earnings for the six months ended June 30, 2010 of $100.6 million on net sales of $285.7 million. Net earnings per common unit for the six months ended June 30, 2011 was $7.55 compared with $4.00 for the six months ended June 30, 2010.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent
	(in millions, except per unit amounts)
Net sales	$198.6	$166.9	$31.7	19%	$394.6	$285.7	$108.9	38%
Cost of goods sold	65.8	97.5	(31.7)	-33%	136.7	176.7	(40.0)	-23%

Gross margin	132.8	69.4	63.4	91%	257.9	109.0	148.9	137%
Gross margin percentage	66.9%	41.6%	25.3%		65.4%	38.2%	27.2%
Selling, general and administrative expenses	3.9	2.7	1.2	44%	8.1	8.3	(0.2)	-2%

Operating earnings	128.9	66.7	62.2	93%	249.8	100.7	149.1	148%
Interest income (expense), net	—	—	—	NM	—	(0.1)	0.1	NM

Net earnings	$128.9	$66.7	$62.2	93%	$249.8	$100.6	$149.2	148%

Net earnings allocable to Common Units	$73.1	$41.1	$32.0	78%	$139.7	$74.0	$65.7	89%
Net earnings per Common Unit	$3.95	$2.22	$1.73	78%	$7.55	$4.00	$3.55	89%

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volumes and prices for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)(1)	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)(1)
Ammonia	96	$499	101	$339	204	$455	153	$329
UAN(2)	484	$310	544	$210	1,068	$281	1,014	$199
Cost of natural gas ($ per MMBtu)(3)	—	$4.19	—	$4.37	—	$4.24	—	$4.83

(1)
The 2010 prices shown are after deducting outbound freight costs of $18.8 million and $32.5 million for the three and six months periods.

(2)
The nitrogen content of UAN is 32% by weight.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

        Beginning on January 1, 2011, we began to sell all of our fertilizer products to an affiliate of the General Partner. Due to the fact that title and risk of loss now passes as the product is shipped from the plant gate (F.O.B. plant basis), we do not incur outbound freight costs or recognize freight revenue subsequent to this date.

Second Quarter of 2011 Compared to the Second Quarter of 2010

        Our net sales for the second quarter of 2011 were $198.6 million, an increase of $31.7 million, or 19%, from the second quarter of 2010 net sales of $166.9 million. The increase was due to higher average UAN and ammonia sales prices of 48% and 47%, respectively, partially offset by a decline in UAN and ammonia sales volumes of 11% and 5%, respectively, and lower freight revenues. Fertilizer selling prices increased in the second quarter of 2011 due to lower producer fertilizer inventories entering the spring season and higher planted acres in the U.S. However, ammonia and UAN unit volumes declined as a result of weather-related logistical problems that affected shipments. Unit volume for UAN declined from 544,000 tons in the second quarter of 2010 to 484,000 in the second

TERRA NITROGEN COMPANY, L.P.

quarter of 2011, and ammonia declined from 101,000 tons in the second quarter of 2010 to 96,000 tons in the second quarter of 2011. Freight revenues declined in 2011 since we began to sell all of our fertilizer products on an F.O.B. plant basis beginning on January 1, 2011.

        Total cost of sales averaged approximately $113 per ton in the second quarter 2011 compared to $151 per ton in the same period of 2010. The 25% decline in cost of sales per ton was primarily due to lower net natural gas costs and the absence of outbound freight costs since we now sell all of our fertilizer products on an F.O.B. plant basis.

        Our gross margin was $132.8 million in the second quarter of 2011 compared to $69.4 million in the second quarter of 2010. Gross margin increased as compared to the prior year due to both higher average selling prices and lower production costs, partially offset by lower unit volumes. Gross margin as a percent of sales increased to 66.9% during the second quarter of 2011 from 41.6% during the second quarter of 2010.

        We use derivative instruments to manage the volatility in natural gas prices. Effective in the second quarter of 2010, we discontinued the use of hedge accounting for derivative instruments. This change did not affect our gas purchasing decisions, hedging approach or cash flows. For the three months ended June 30, 2011, we recognized an unrealized mark-to-market loss of $3.8 million on our derivatives as compared to a gain of $0.3 million recognized in the second quarter of 2010.

        Selling, general and administrative costs were $3.9 million in the second quarter of 2011, an increase of $1.2 million from the second quarter of 2010. The increase is primarily due to higher corporate expenses allocated from our General Partner.

        Our net earnings were $128.9 million in the second quarter of 2011, an increase of $62.2 million, or 93%, as compared to $66.7 million in the second quarter of 2010. Net earnings increased primarily due to higher gross margin, partially offset by higher selling, general and administrative costs in the quarter.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

        Our net sales for the six months ended June 30, 2011 were $394.6 million, an increase of $108.9 million, or 38%, from the six months ended June 30, 2010 net sales of $285.7 million. The increase was due to both higher average UAN and ammonia sales prices of 41% and 38%, respectively, and higher UAN and ammonia sales volumes of 5% and 33%, respectively, partially offset by lower freight revenues. The increase in both fertilizer selling prices and sales volume in the first six months of 2011 is due to an increase in demand for fertilizer products as a result of increased planted acres in the 2011 growing season, including inventory restocking by customers from low levels at year-end 2010. Unit volume for ammonia increased from 153,000 tons in the first six months of 2010 to 204,000 tons in the first six months of 2011, while unit volume for UAN increased from 1,014,000 tons in the first six months of 2010 to 1,068,000 in the first six months of 2011.

        Total cost of sales averaged approximately $107 per ton in the six months ended June 30, 2011 compared to $151 per ton in the same period of 2010. The 29% decline in cost of sales was primarily due to lower natural gas costs and the absence of outbound freight costs since we now sell all of our fertilizer products on an F.O.B. plant basis.

        Our gross margin was $257.9 million for the six months ended June 30, 2011 compared to $109.0 million for the six months ended June 30, 2010. Gross margin increased as compared to the prior year due to higher average selling prices, higher sales volumes and lower production costs. Gross margin as a percent of sales increased to 65.4% for the six months ended June 30, 2011 from 38.2% for the six months ended June 30, 2010.

TERRA NITROGEN COMPANY, L.P.

        Selling, general and administrative costs were $8.1 million for the six months ended June 30, 2011, a decrease of $0.2 million as compared to the same period in 2010.

        Our net earnings increased to $249.8 million for the six months ended June 30, 2011, an increase of $149.2 million, or 148%, as compared to $100.6 million for the six months ended June 30, 2010. Net earnings increased primarily due to higher gross margin.

Liquidity and Capital Resources

        Our principal funding needs are working capital, plant turnaround and capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at June 30, 2011 was $152.5 million, an increase of $27.7 million from the balance of $124.8 million at December 31, 2010. The cash balance at June 30, 2011 includes $3.6 million of customer advances related to forward orders taken prior to January 1, 2011. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

        Our cash is collected by CF Industries. Cash receipts, net of cash payments made by CF Industries, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF Industries is both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$243.6	$96.8
Investing activities	(19.5)	(2.9)
Financing activities	(196.4)	(24.1)

Increase in cash and cash equivalents	$27.7	$69.8

Operating Activities

        Net cash provided by operating activities was $243.6 million in the first half of 2011 compared to $96.8 million in 2010. The $146.8 million increase in cash provided by operating activities in 2011 was primarily due to a $149.2 million increase in net earnings partially offset by a $7.9 million increase in cash invested in working capital. Net earnings included noncash depreciation and amortization expense of $10.3 million and $7.9 million during the six months ended June 30, 2011 and 2010, respectively, a noncash loss on derivatives of $2.6 million during the six months ended June 30, 2011 and a noncash gain of $0.5 million during the six months ended June 30, 2010.

Investing Activities

        Net cash used in investing activities was $19.5 million in the first half of 2011 compared to $2.9 million in 2010. The $16.6 million increase in cash used in investing activities in 2011 was primarily due to an increase in deposits with General Partner affiliates. Additions to property, plant and equipment, and plant turnaround expenditures were $4.2 million and $6.7 million during the six months ended June 30, 2011 and 2010, respectively.

TERRA NITROGEN COMPANY, L.P.

Financing Activities

        Net cash used in financing activities was $196.4 million in the first six months of 2011 compared to $24.1 million in 2010. During the first six months of 2011, we distributed $196.4 million to our unit holders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners' independent directors.

Partnership Distributions

        We make quarterly distributions to our partners based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the customer's order has shipped and the revenue is earned. In the six months ended June 30, 2011 and 2010, we distributed $196.4 million and $23.6 million, respectively.

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

        On August 4, 2011, we announced a $3.75 cash distribution per common unit, payable on August 29, 2011 to holders of record as of August 15, 2011 for the second quarter of 2011. In the second quarter, we exceeded the cumulative MQD amount and will distribute Available Cash as summarized in the following table:

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

TERRA NITROGEN COMPANY, L.P.

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At June 30, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2011, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Our cash receipts are collected by CF Industries. Those receipts, net of cash payments made by CF Industries on our behalf, are transferred to us weekly. Because of this cash collection and distribution arrangement, CF Industries is both a debtor and creditor to us.

Derivatives

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this standard, derivatives are reported on the balance sheet at fair value. Prior to the second quarter of 2010, we generally classified our natural gas derivatives as cash flow hedges, whereby the effective portion of the change in fair value was reported as a component of accumulated comprehensive income and was subsequently recognized in earnings in the period the offsetting hedged transaction occurred. Beginning in the second quarter of 2010, we discontinued hedge accounting but continue to use derivatives as an economic hedge of gas price risk. Accordingly, changes in the fair value of the derivatives are recorded in earnings as the changes occur which can increase the volatility of our reported earnings.

Contractual Obligations

        There were no material changes outside the ordinary course of business to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        The derivative instruments that we use are primarily natural gas swaps. These contracts settle using NYMEX futures prices, which approximates fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of June 30, 2011 and December 31, 2010, we had open derivative contracts for 9.6 million MMBtus and 7.1 million MMBtus of natural gas, respectively. An overall $1.00 per MMBtus change in

TERRA NITROGEN COMPANY, L.P.

the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our June 30, 2011 derivative positions by $9.6 million.

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

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

        Richard A. Hoker, Vice President and Corporate Controller of the General Partner, is signing the certifications attached to this Quarterly Report on Form 10-Q and dated August 5, 2011, as the person performing the functions of TNGP's principal financial officer. As previously announced, the General Partner's chief financial officer and principal financial officer resigned effective as of September 20, 2010, and the General Partner has not yet appointed a successor.

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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: August 5, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 5, 2011	By:	/s/ RICHARD A. HOKER Richard A. Hoker Vice President and Corporate Controller (Principal Accounting Officer)