Form 10-Q
period 2011-09-30
TERRA NITROGEN CO L P /DE
filed 2011-11-03
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011 OR
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

        At the close of business on November 2, 2011 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2011	December 31, 2010
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$144.0	$124.8
Demand deposits with General Partner Affiliates	37.9	6.1
Accounts receivable, net	0.7	33.4
Inventories, net	21.4	27.6
Prepaid expenses and other current assets	—	1.2

Total current assets	204.0	193.1
Property, plant and equipment, net	79.4	83.2
Plant turnarounds, net	7.4	13.4
Other assets	6.3	7.0

Total assets	$297.1	$296.7

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$21.9	$24.3
Customer advances	0.1	61.2
Other current liabilities	4.5	0.8

Total current liabilities	26.5	86.3

Noncurrent liabilities	1.1	0.4
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	236.5	208.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.1	0.6
General partner's interest	31.9	0.9

Total partners' capital	269.5	210.0

Total liabilities and partners' capital	$297.1	$296.7

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions, except per unit amounts)
Net sales:
Product sales to an Affiliate of the General Partner	$203.1	$—	$597.1	$—
Product sales	—	136.0	—	421.3
Other income from an Affiliate of the General Partner	0.1	—	0.5	—
Other income	0.1	—	0.3	0.4

Total	203.3	136.0	597.9	421.7
Cost of goods sold:
Materials, supplies and services	65.5	91.9	192.6	260.9
Services provided by the General Partner and Affiliates	4.9	4.9	14.5	12.6

Gross margin	132.9	39.2	390.8	148.2
Selling, general and administrative services provided by the General Partner and Affiliates	3.7	3.5	10.7	11.0
Other general and administrative expenses	0.8	0.3	1.9	1.1

Earnings from operations	128.4	35.4	378.2	136.1
Interest expense	—	0.3	—	0.4
Interest income	—	(0.1)	—	(0.1)

Net earnings	$128.4	$35.2	$378.2	$135.8

Allocation of net earnings:
General Partner	$54.8	$9.0	$162.5	$34.6
Class B Common Units	1.2	0.3	3.6	1.3
Common Units	72.4	25.9	212.1	99.9

Net earnings	$128.4	$35.2	$378.2	$135.8

Net earnings per common unit	$3.91	$1.40	$11.46	$5.40

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2011	2010
	(in millions)
Operating Activities
Net earnings	$378.2	$135.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15.7	11.9
Non-cash loss on derivatives	4.4	6.7
Changes in operating assets and liabilities:
Accounts receivable	32.7	0.8
Due to affiliate	—	2.9
Inventories	6.2	6.1
Accounts payable and accrued expenses	(2.4)	6.9
Customer advances	(61.1)	17.2
Other assets and liabilities	1.8	0.7

Net cash provided by operating activities	375.5	189.0

Investing Activities
Additions to property, plant and equipment and plant turnaround expenditures	(5.8)	(21.4)
Changes in demand deposits with General Partner Affiliates	(31.8)	3.8

Net cash used in investing activities	(37.6)	(17.6)

Financing Activities
Partnership distributions paid	(318.7)	(94.5)
Debt origination fees	—	(0.6)

Net cash used in financing activities	(318.7)	(95.1)

Increase in cash and cash equivalents	19.2	76.3
Cash and cash equivalents at beginning of period	124.8	24.8

Cash and cash equivalents at end of period	$144.0	$101.1

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Accumulated Other Comprehensive Income	Total Partners' Capital	Comprehensive Income
	(in millions)
Partners' capital at January 1, 2010	$152.8	$(0.1)	$(14.6)	$3.2	$141.3
Net earnings	99.9	1.3	34.6	—	135.8	$135.8
Change in fair value of derivatives	—	—	—	(3.2)	(3.2)	(3.2)

Comprehensive income						$132.6

Distributions	(66.6)	(0.9)	(27.0)		(94.5)

Partners' capital at September 30, 2010	$186.1	$0.3	$(7.0)	$—	$179.4

Partners' capital at January 1, 2011	$208.5	$0.6	$0.9	$—	$210.0
Net earnings	212.1	3.6	162.5	—	378.2	$378.2

Comprehensive income						$378.2

Distributions	(184.1)	(3.1)	(131.5)	—	(318.7)

Partners' capital at September 30, 2011	$236.5	$1.1	$31.9	$—	$269.5

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation. Ownership of TNCLP is represented by the General Partner interests and the limited partner interests. Limited partner interests consist of common units which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of September 31, 2011, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries Holdings through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of September 30, 2011.

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

Recently Adopted Pronouncements

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-06) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to disclose certain additional information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard became effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the Level 3 disclosure requirements of this standard as of January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that all comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of partners' capital. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

TERRA NITROGEN COMPANY, L.P.

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interests and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the customer's order has been shipped and the revenue is earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. For the nine months ended September 30, 2011 and 2010, we paid partnership distributions of $318.7 million and $94.5 million, respectively.

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

        On November 1, 2011, we announced a $3.96 cash distribution per common limited partnership unit, payable on November 29, 2011 to holders of record as of November 14, 2011. In the third quarter, we exceeded the cumulative MQD amount and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner	Total
Minimum Quarterly Distributions	$0.605	$0.605	98.990%	0.985%	0.025%	100.00%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.00%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.00%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.00%
Final Target and Beyond	>1.045	—	50.505%	0.985%	48.510%	100.00%

        The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1 percent Partnership equity interest, to an affiliated company.

        At September 30, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5. Net Earnings per Limited Partner Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a reconciliation for net earnings per common unit for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions, except per-unit amounts)
Net earnings	$128.4	$35.2	$378.2	$135.8
Less: Net earnings allocable to General Partner	54.8	9.0	162.5	34.6
Less: Net earnings allocable to Class B Common Units	1.2	0.3	3.6	1.3

Net earnings allocable to common units	$72.4	$25.9	$212.1	$99.9

Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per common unit	$3.91	$1.40	$11.46	$5.40

        There were no dilutive TNCLP units outstanding for the three and nine months ended September 30, 2011 and 2010.

6. Inventories, net

        Inventories consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Materials and supplies	$18.7	$15.2
Finished goods	2.7	12.4

Total	$21.4	$27.6

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

        In the second quarter of 2010, we discontinued hedge accounting. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in the Consolidated Statement of Operations. The remaining balance in AOCI relating to derivatives that

TERRA NITROGEN COMPANY, L.P.

were originally designated as cash flow hedges was reclassified into earnings as derivatives settled during the second quarter of 2010.

        The gross fair values of derivatives on our Consolidated Balance Sheets are shown below. At September 30, 2011 and December 31, 2010, all balance sheet amounts from derivatives arose from commodity derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	September 30, 2011	December 31, 2010
	(in millions)
Unrealized gains in other current assets	$—	$0.7
Unrealized losses in other current liabilities	(4.5)	(0.8)

Net unrealized derivative losses	$(4.5)	$(0.1)

        The following table presents the effects of our commodity derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Recognized in Income
2011	2010		2011	2010		2011	2010
(in millions)
$—	$—	Cost of Sales	$—	$—	Cost of Sales	$(1.8)	$(7.2)

Nine Months Ended September 30
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2011	2010(a)		2011	2010		2011	2010(a)
(in millions)
$—	$—	Cost of Sales	$—	$3.2	Cost of Sales	$(4.4)	$(6.7)

(a)
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

        In addition to the unrealized losses shown above, we recognized in cost of sales realized losses on derivatives of $3.8 million and $5.4 million for the three and nine months ended September 30, 2011, respectively. We recognized in cost of sales realized losses on derivatives of $0.6 million and $3.5 million for the three and nine months ended September 30, 2010, respectively.

        At September 30, 2011, we had open derivative contracts for 8.1 million MMBtus of natural gas. For the nine months ended September 30, 2011, we used derivatives to cover approximately 72% of our natural gas consumption.

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we hedge a portion of our natural gas production

TERRA NITROGEN COMPANY, L.P.

requirements primarily through the use of swaps. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset changes in the market price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

        Our derivatives do not have credit risk related contingent features that would require us to settle the derivatives or post collateral upon the occurrence of a credit event.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of September 30, 2011 and December 31, 2010.

	Balances as of September 30, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$144.0	$144.0	$—	$—

Total assets at fair value	$144.0	$144.0	$—	$—

Unrealized losses on natural gas derivatives	$(4.5)	$—	$(4.5)	$—

Total liabilities at fair value	$(4.5)	$—	$(4.5)	$—

	Balances as of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$124.8	$124.8	$—	$—
Unrealized gains on natural gas derivatives	0.7	—	0.7	—

Total assets at fair value	$125.5	$124.8	$0.7	$—

Unrealized losses on natural gas derivatives	$(0.8)	$—	$(0.8)	$—

Total liabilities at fair value	$(0.8)	$—	$(0.8)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of September 30, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

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

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Land	$1.6	$1.6
Building and improvements	7.0	6.9
Plant and equipment	266.0	260.2
Construction in progress	4.1	4.9

	278.7	273.6
Less: Accumulated depreciation and amortization	199.3	190.4

	$79.4	$83.2

10. Plant Turnarounds, net

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
	2011	2010
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$13.4	$8.4
Additions	0.9	9.1
Depreciation	(6.9)	(3.5)

Ending balance	$7.4	$14.0

        Scheduled replacements and overhauls of plant and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalysts when a full plant shutdown occurs. Scheduled inspections are also conducted during full plant shutdowns, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Internal employee costs and overhead are not considered turnaround costs and are not capitalized.

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

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us for the three and nine months ended September 30, 2011 were $4.9 million and $14.5 million, respectively, and for the three and nine months ended September 30, 2010 were $4.9 million and $12.6 million, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

Allocated Charges

        CF Industries also provides certain services to us under the Amended Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. The portion of these expenses allocated to the General Partner is charged to us. Allocated expenses charged to us for the three and nine months ended September 30, 2011 were $3.7 million and $10.7 million, respectively, and for the three and nine months ended September 30, 2010 were $3.5 million and $11.0 million, respectively. We report these expenses as selling, general and administrative services provided by the General Partner and Affiliates.

Demand Deposits with Affiliates

        Our cash is collected and our expenditures are paid by CF Industries. Cash receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us. At September 30, 2011, we had a $37.9 million demand deposit balance with CF Industries, compared to a $6.1 million demand deposit balance at December 31, 2010.

TERRA NITROGEN COMPANY, L.P.

Leases

        Effective on January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by such affiliate of the General Partner related to the use, occupancy and operation of the facilities. The lease is effective for a one-year term and will be extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal. Also effective January 1, 2011, we leased certain of our rail cars to an affiliate of the General Partner for quarterly rental payments of $3,600 per car. This lease is effective for a one-year term and will extend automatically for successive one-year terms unless terminated by either party thereto prior to renewal. We received rental income for the three and nine months ended September 30, 2011 of $0.1 million and $0.5 million, respectively.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s (TNCLP, we, our or us) annual consolidated financial statements and related notes, which are included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2011, as well as our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report.

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

        Throughout this document, the terms "General Partner Affiliates", "Affiliates of the General Partner" or similar terms refer to consolidated subsidiaries of CF Industries, including TNGP. For periods prior to the acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. CF Industries is obligated to take all of the production from our Verdigris manufacturing facility and, together with its affiliates, provides certain services to us, including production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries Holdings' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to the Consolidated Financial Statements, Note 11—Related Party Transactions.

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

        TNCLP and TNGP have no employees. CF Industries provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Amended Agreement). On January 1, 2011, pursuant to the Amended Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Amended Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 11—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended September 30, 2011 of $128.4 million on net sales of $203.3 million, compared with net earnings for the three months ended September 30, 2010 of $35.2 million on net sales of $136.0 million. Net earnings per common unit for the three months ended September 30, 2011 were $3.91 compared with $1.40 for the three months ended September 30, 2010.

        We reported net earnings for the nine months ended September 30, 2011 of $378.2 million on net sales of $597.9 million, compared with net earnings for the nine months ended September 30, 2010 of $135.8 million on net sales of $421.7 million. Net earnings per common unit for the nine months ended September 30, 2011 were $11.46 compared with $5.40 for the nine months ended September 30, 2010.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent
	(in millions, except per unit amounts)
Net sales	$203.3	$136.0	$67.3	49%	$597.9	$421.7	$176.2	42%
Cost of goods sold	70.4	96.8	(26.4)	-27%	207.1	273.5	(66.4)	-24%

Gross margin	132.9	39.2	93.7	239%	390.8	148.2	242.6	164%
Gross margin percentage	65.4%	28.8%			65.4%	35.1%
Selling, general and administrative expenses	4.5	3.8	0.7	18%	12.6	12.1	0.5	4%

Operating earnings	128.4	35.4	93.0	263%	378.2	136.1	242.1	178%
Interest income (expense), net	—	(0.2)	0.2	NM	—	(0.3)	0.3	NM

Net earnings	$128.4	$35.2	$93.2	265%	$378.2	$135.8	$242.4	178%

Net earnings allocable to Common Units	$72.4	$25.9	$46.5	180%	$212.1	$99.9	$112.2	112%
Net earnings per Common Unit	$3.91	$1.40	$2.51	179%	$11.46	$5.40	$6.06	112%

NM—Not meaningful

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volumes and average selling prices for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)(1)	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)(1)
Ammonia	97	$455	87	$366	301	$453	240	$342
UAN(2)	525	$295	485	$181	1,607	$285	1,499	$193
Cost of natural gas ($ per MMBtu)(3)	—	$4.51	—	$4.29	—	$4.33	—	$4.67

(1)
The 2010 prices shown are after deducting outbound freight costs of $16.3 million and $48.8 million for the three and nine months periods.

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

Third Quarter of 2011 Compared to the Third Quarter of 2010

        Our net sales for the third quarter of 2011 were $203.3 million, an increase of $67.3 million, or 49%, from the third quarter of 2010 net sales of $136.0 million. The increase was due to both higher average UAN and ammonia sales prices of 63% and 24%, respectively, and higher UAN and ammonia sales volumes of 8% and 11%, respectively, partially offset by the absence of freight revenue as we now sell all products on an F.O.B plant basis. Selling prices for ammonia increased from an average of $366 per ton in the three months ended September 30, 2010 to $455 per ton in the three months ended September 30, 2011, while selling prices for UAN increased from an average of $181 per ton in the

TERRA NITROGEN COMPANY, L.P.

three months ended September 30, 2010 to $295 per ton in the three months ended September 30, 2011. The increase in fertilizer selling prices in the third quarter of 2011 was due to strong market conditions for nitrogen products in North America and globally. Recently, the market has been characterized by high domestic demand and tight supply. The favorable supply/demand balance is the result of global supply constraints, supported by low inventory levels at both the producer and customer levels, and the anticipation of continued strong fertilizer demand in the fall of 2011 consistent with the expectation that 2012 planted acres will remain at historically high levels. Unit volume for ammonia and UAN increased in the third quarter of 2011 compared to the prior year quarter as the 2011 spring application season left the supply chain with low inventories for the fall application season and the need to replenish those inventory levels. In addition, a plant turnaround in the third quarter of 2010 reduced our production volume in that period. Unit volume for UAN increased from 485,000 tons in the third quarter of 2010 to 525,000 in the third quarter of 2011, and ammonia increased from 87,000 tons in the third quarter of 2010 to 97,000 tons in the third quarter of 2011. Freight revenues declined in 2011 since we began to sell all of our fertilizer products on an F.O.B. plant basis beginning on January 1, 2011.

        Total cost of sales averaged approximately $113 per ton in the third quarter 2011 compared to $169 per ton in the same period of 2010. The 33% decline in cost of sales per ton compared to the prior year quarter was primarily due to higher fixed production costs as a result of a plant turnaround and maintenance in the prior year period, lower hedging related costs in the current year and the absence of outbound freight costs in the current year quarter since we now sell all of our fertilizer products on an F.O.B. plant basis.

        Our gross margin was $132.9 million in the third quarter of 2011 compared to $39.2 million in the third quarter of 2010. Gross margin increased as compared to the prior year quarter due to higher average selling prices, higher unit volumes and lower production costs. Gross margin as a percent of sales increased to 65.4% during the third quarter of 2011 from 28.8% during the third quarter of 2010.

        We use derivative instruments to manage the volatility in natural gas prices. Effective in the second quarter of 2010, we discontinued the use of hedge accounting for derivative instruments. This change did not affect our gas purchasing decisions, hedging approach or cash flows. For the three months ended September 30, 2011 and 2010, we recognized an unrealized mark-to-market loss of $1.8 million and $7.2 million, respectively.

        Selling, general and administrative costs were $4.5 million in the third quarter of 2011, an increase of $0.7 million from the third quarter of 2010 primarily due to higher corporate charges.

        Our net earnings were $128.4 million in the third quarter of 2011, an increase of $93.2 million, or 265%, as compared to $35.2 million in the third quarter of 2010. Net earnings increased primarily due to higher gross margin, partially offset by higher selling, general and administrative costs in the quarter.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

        Our net sales for the nine months ended September 30, 2011 were $597.9 million, an increase of $176.2 million, or 42%, from the nine months ended September 30, 2010 net sales of $421.7 million. The increase was due to both higher average selling prices and higher sales volumes. Selling prices for ammonia and UAN increased 32% and 48%, respectively, in the first nine months of 2011 as compared to the same period of 2010. Selling prices for ammonia increased from an average of $342 per ton in the first nine months of 2010 to $453 per ton in the first nine months of 2011, while selling prices for UAN increased from an average of $193 per ton in the first nine months of 2010 to $285 per ton in the first nine months of 2011. Selling prices increased primarily due to higher domestic demand for fertilizer as a result of higher planted acres in the spring season due to strong demand for corn and

TERRA NITROGEN COMPANY, L.P.

other grains which supports favorable farm economics, low inventories for fertilizer at both the producer and customer levels due to the strong demand, global supply constraints, and expected high planted acres and fertilizer usage in the 2012 growing season. Unit volume for ammonia and UAN increased 25% and 7%, respectively, in the first nine months of 2011 as compared to the same period of 2010 as a result of the strong domestic demand for fertilizer due to the increase in planted acres. Unit volume for ammonia increased from 240,000 tons in the first nine months of 2010 to 301,000 tons in the first nine months of 2011, while unit volume for UAN increased from 1,499,000 tons in the first nine months of 2010 to 1,607,000 in the first nine months of 2011.

        Total cost of sales averaged approximately $108 per ton in the nine months ended September 30, 2011 compared to $157 per ton in the same period of 2010. The 31% decline in cost of sales per ton was primarily due to lower natural gas costs and the absence of outbound freight costs since we now sell all of our fertilizer products on an F.O.B. plant basis, partially offset by higher plant operating costs.

        Our gross margin was $390.8 million for the nine months ended September 30, 2011 compared to $148.2 million for the nine months ended September 30, 2010. Gross margin increased as compared to the prior year due to higher average selling prices, higher sales volumes and lower production costs. Gross margin as a percent of sales increased to 65.4% for the nine months ended September 30, 2011 from 35.1% for the nine months ended September 30, 2010.

        Selling, general and administrative costs were $12.6 million for the nine months ended September 30, 2011, an increase of $0.5 million as compared to the same period in 2010 due to higher corporate charges.

        Our net earnings increased to $378.2 million for the nine months ended September 30, 2011, an increase of $242.4 million, or 178%, as compared to $135.8 million for the nine months ended September 30, 2010. Net earnings increased primarily due to higher gross margin.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround and capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at September 30, 2011 was $144.0 million, an increase of $19.2 million from the balance of $124.8 million at December 31, 2010. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

        Our cash is collected and our expenditures are paid by CF Industries. Cash receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$375.5	$189.0
Investing activities	(37.6)	(17.6)
Financing activities	(318.7)	(95.1)

Increase in cash and cash equivalents	$19.2	$76.3

TERRA NITROGEN COMPANY, L.P.

Operating Activities

        Net cash provided by operating activities was $375.5 million for the first nine months of 2011 compared to $189.0 million in 2010. The $186.5 million increase in cash provided by operating activities in 2011 was primarily due to a $242.4 million increase in net earnings partially offset by a $57.4 million increase in cash invested in working capital. The decrease in cash requirements to fund working capital was due primarily to the decrease in customer advances in 2011. Net earnings included noncash depreciation and amortization expense of $15.7 million and $11.9 million during the nine months ended September 30, 2011 and 2010, respectively, and a noncash unrealized loss on derivatives of $4.4 million and $6.7 million during the nine months ended September 30, 2011 and 2010, respectively.

Investing Activities

        Net cash used in investing activities was $37.6 million for the first nine months of 2011 compared to $17.6 million in 2010. The $20.0 million increase in cash used in investing activities in 2011 was primarily due to an increase in deposits with General Partner Affiliates partially offset by a decline in property, plant and equipment, and plant turnaround expenditures. Additions to property, plant and equipment, and plant turnaround expenditures were $5.8 million and $21.4 million during the nine months ended September 30, 2011 and 2010, respectively.

Financing Activities

        Net cash used in financing activities was $318.7 million for the first nine months of 2011 compared to $95.1 million in 2010. During the first nine months of 2011, we distributed $318.7 million to our unit holders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

Capital Expenditures

        Capital expenditures totaled $5.8 million and $21.4 million during the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures for 2011 have been lower than originally anticipated due, in part, to a project planned for 2011 that has been delayed to 2012. The Verdigris complex is a large facility that periodically will require substantial capital expenditures. There were also no turnaround activities scheduled in 2011. As a result of the actions planned for 2012, we currently expect to make capital expenditures in the range of $50 million to $80 million in 2012. Increases in capital expenditures will reduce the Available Cash for unit holder distributions.

        Planned capital expenditures for 2011 and 2012 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our operations.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partners' independent directors.

TERRA NITROGEN COMPANY, L.P.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interests and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the customer's order has been shipped and the revenue is earned. Since of January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been no longer received and none are expected in the future. For the nine months ended September 30, 2011 and 2010, we distributed $318.7 million and $94.5 million, respectively.

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

        On November 1, 2011, we announced a $3.96 cash distribution per common unit, payable on November 29, 2011 to holders of record as of November 14, 2011. In the third quarter, we exceeded the cumulative MQD amount and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner	Total
Minimum Quarterly Distributions	$0.605	$0.605	98.990%	0.985%	0.025%	100.00%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.00%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.00%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.00%
Final Target and Beyond	>1.045	—	50.505%	0.985%	48.510%	100.00%

        The General Partner is required to remit the majority of cash distributions it receives from the Partnership, in excess of its 1 percent Partnership equity interest, to an affiliated company.

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At September 30, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2011, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (2) the

TERRA NITROGEN COMPANY, L.P.

highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Our cash receipts are collected and our expenditures are paid by CF Industries. Those receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us.

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

Contractual Obligations

        At September 30, 2011, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        As of September 30, 2011 and December 31, 2010, we had open derivative contracts for 8.1 million MMBtus and 7.1 million MMBtus of natural gas, respectively. An overall $1.00 per MMBtus change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our September 30, 2011 derivative positions by $8.1 million.

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

        In the second quarter of 2010, CF Industries Holdings completed its acquisition of Terra. We are currently integrating our processes, technology and operations with those of CF Industries Holdings and will continue to evaluate our internal control over financial reporting as we execute these activities. Until these activities are completed, we will maintain the operational integrity of each entity's legacy internal controls over financial reporting.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this report.

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

TERRA NITROGEN COMPANY, L.P.

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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 3, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: November 3, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 3, 2011	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)