Form 10-K
period 2011-12-31
TERRA NITROGEN CO L P /DE
filed 2012-02-27
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $619,605,453.

         The number of common units, without par value, outstanding as of February 24, 2012 was 18,501,576.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

Part I

ITEM 1.    BUSINESS

        "Notes" referenced throughout this document refer to financial statement footnote disclosures that are found in Item 8. Financial Statements and Supplementary Data.

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

        Ownership of TNCLP is represented by the General Partner interest and the Limited Partner interest. Limited partner interests consist of common units which are listed for trading on New York Stock Exchange under the symbol "TNH." As of December 31, 2011, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries Holdings through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2011.

        For the year ended December 31, 2011, we sold 2.4 million tons of nitrogen fertilizers, recognized net sales of $798.9 million and generated net earnings of $508.0 million. Additional financial information about our business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

        TNCLP and TNGP have no employees. CF Industries provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). On January 1, 2011, pursuant to the Services and Offtake Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

TERRA NITROGEN COMPANY, L.P.

        Throughout this document, the terms "General Partner Affiliates," "Affiliates of the General Partner" or similar terms refer to CF Industries and consolidated subsidiaries of CF Industries, including TNGP. For periods prior to the acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

        We make available free of charge through CF Industries' Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines and charters for the Audit Committee and Corporate Governance and Nominating Committee of our Board of Directors are also available on our Internet website. We will provide electronic or paper copies of these documents free of charge upon written request delivered to our principal executive offices at the address below. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015.

Our Products

        Our principal products are ammonia and UAN, which we manufacture at our Verdigris, Oklahoma facility. Our nitrogen products are used primarily by farmers to improve the yield and quality of their crops. Although ammonia and UAN are often interchangeable, each has its own characteristics and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment.

        Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect product used internally in the manufacture of other products (for example, in 2011 we used approximately 0.8 million tons of ammonia in the production of UAN).

	2011		2010		2009
	Tons	Sales	Tons	Sales(1)	Tons	Sales(1)
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	385	$182.4	335	$123.7	307	$114.7
UAN	2,047	613.8	1,958	377.3	1,761	335.6
Other(2)		1.7		1.6		1.9

Total	2,432	$797.9	2,293	$502.6	2,068	$452.2

(1)
Nitrogen fertilizer products sales exclude $61.4 million and $54.8 million of outbound freight costs for 2010 and 2009, respectively.

(2)
Other includes primarily sales of nitric acid.

        Our gross margin was $524.5 million, $217.6 million and $160.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Our Facilities

        Our sole production facility in Verdigris, Oklahoma is the second largest UAN production facility in North America. It has two ammonia plants, two nitric acid plants and two UAN plants. It has the

TERRA NITROGEN COMPANY, L.P.

annual capacity to produce approximately 1.1 million tons of ammonia (most of which is upgraded to UAN) and 2.0 million tons of UAN (measured on a 32% nitrogen content basis). The Verdigris facility represents approximately 6% of North American ammonia capacity and 14% of North American UAN capacity.

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2011	2010	2009
	(tons in thousands)
Ammonia(1)	1,181	1,123	1,000
UAN (32%)	2,001	1,923	1,882

(1)
Gross ammonia production, including amounts subsequently upgraded to UAN.

        Our Verdigris location is well suited to serve the United States Corn Belt. We have multiple production units for each product, which provide us with some flexibility to adjust our product mix between ammonia and UAN. Verdigris is strategically located on approximately 650 acres near Tulsa's Port of Catoosa on the Verdigris River. We lease a port terminal from the Tulsa-Rodgers County Port Authority, which provides access to transport fertilizer by way of river barges. In addition, Verdigris is located on the Burlington Northern Santa Fe railroad, providing access to rail transport, and a 1,100-mile ammonia pipeline. The complex has on-site storage for 23,000 tons of ammonia and 49,100 tons of UAN (measured on a 32% nitrogen content basis), providing us with flexibility to handle temporary disruptions to shipping activities without impacting production.

Customers

        On January 1, 2011, we began selling all of the fertilizer products that we produce to an affiliate of the General Partner, making the General Partner Affiliate our only customer.

Raw Materials

        Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2011, natural gas accounted for approximately 62% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our Verdigris facility has access to abundant, competitively-priced natural gas through the ONEOK (Panhandle) intrastate gas pipeline.

        In 2011, our Verdigris facility consumed approximately 42 million MMBtus of natural gas. We purchase natural gas from a variety of suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Notes to the Consolidated Financial Statements, Note 7—Derivative Financial Instruments.

Distribution

        Our production facility in Verdigris is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has access to an ammonia pipeline to transport product to high demand regions. On January 1, 2011, we began selling all of the fertilizer products that we produce to an affiliate of the General Partner.

TERRA NITROGEN COMPANY, L.P.

Competition

        The market for nitrogen fertilizer products is intensely competitive. Competition in the nitrogen fertilizer market is based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in purchaser's buying decisions. Agrium, Koch Nitrogen, CVR Partners LP, LSB Industries and CF Industries are all large North American-based producers of nitrogen fertilizer products. There is also significant competition from product sourced from regions of the world with lower natural gas costs.

Seasonality

        The sales patterns of each of our major products are seasonal. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and limited ability of customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

Environmental and Other Regulatory Matters

        We are subject to numerous environmental, health and safety laws and regulations, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act , the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act and various other federal, state and local statutes. Violations can result in substantial penalties, court orders to install pollution control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.

        Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the Partnership's acquisition of these facilities.

Environmental Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2011 were approximately $1.0 million. In 2012, we estimate that we will spend approximately $23.7 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition and results of operations.

Legislation and Regulation of Greenhouse Gasses

        We are subject to climate change regulations. There are substantial uncertainties as to the nature, stringency and timing of any future climate change regulations. More stringent greenhouse gas (GHG)

TERRA NITROGEN COMPANY, L.P.

limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent climate change restrictions are not imposed in countries where our competitors operate or are less stringent than in the United States, our competitors may have cost or other competitive advantages over us.

Employees

        TNCLP and TNGP have no employees. CF Industries provides services to us under the Services and Offtake Agreement.

TERRA NITROGEN COMPANY, L.P.

ITEM 1A.    RISK FACTORS

        In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below before deciding to invest in TNCLP's common units. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

We are wholly dependent on our Verdigris manufacturing facility, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

        Our manufacturing operations, located at a single site in Verdigris, Oklahoma, are subject to significant operating hazards and interruptions. Any significant curtailment of production at one or more of our production units could result in materially reduced revenues and cash flow for the duration of any shutdown. Operations at our manufacturing facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as unscheduled maintenance or catastrophic events, like a major accident or fire or damage by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of these hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and could result in suspension of operations and the imposition of civil or criminal penalties.

        We are currently insured under CF Industries' property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant property damage, business interruption, environmental claims or other liabilities for which we were not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. CF Industries' insurance policies are subject to various self-retentions, deductibles and limits. As a result of market conditions, insurance premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances (including if CF Industries had fully utilized the purchased coverage), certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead CF Industries to decide to reduce, or possibly eliminate, coverage. There can be no assurance that CF Industries or we will be able to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.

        The manufacturing operations at our Verdigris facility could also be subject to interruption if our single ammonia storage facility were to be removed from service due to damage from an accident or natural disaster, or due to problems discovered during inspections associated with long-term maintenance or safety requirements.

Our business is cyclical, resulting in periods of industry oversupply during which our results of operations tend to be negatively affected.

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

TERRA NITROGEN COMPANY, L.P.

capacity utilization to decline. Future growth in demand for fertilizer may not be sufficient to absorb excess industry capacity.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory or temporary or permanent curtailments of production.

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

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its fertilizer production capability. If Chinese policy encourages exports, any increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

A decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.

        Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products. These factors are outside of our control.

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current RFS levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

TERRA NITROGEN COMPANY, L.P.

Our business is dependent on natural gas prices in North America, which are subject to volatility.

        Natural gas is the principal raw material used to produce nitrogen fertilizers and comprises a significant portion of the total cost of our products. The price of natural gas in North America can be highly volatile. During 2011, the average daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a high of $4.92 per MMBtu on June 9, 2011 and a low of $2.83 per MMBtu on November 23, 2011. Changes in the supply of and demand for natural gas can also lead to periods of high natural gas prices. If this were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our results of operations, cash flow and financial position.

        We sell all of our output of fertilizer products to CF Industries at prices determined based on market prices for our fertilizer products as defined in the General and Administrative Services and Product Offtake Agreement. Because our products are global commodities, we may not be able to pass along higher operating costs to customers in the form of higher product prices. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) for quantities that are not hedged or for which the cost increase cannot be recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. Production rates at our Verdigris facility have previously been reduced in response to high natural gas prices and such reductions could occur again in the future.

Transportation and distribution activities rely on third party providers, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

        Our industry relies on railroad, trucking, pipeline, and river barge companies to transport raw materials to manufacturing facilities, to deliver finished products into a distribution system and to ship finished products to customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of raw materials or finished products.

        If shipping of our products is delayed or we are unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and cost of operations could be adversely affected. In addition, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our sales and results of operations.

        The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia that is transported to and from our facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board (STB) issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials; and (iii) lobbying for new legislation or regulations that would limit or eliminate the

TERRA NITROGEN COMPANY, L.P.

railroads' common carrier obligation to transport TIH materials. If the railroads were to succeed in one or more of these initiatives, it could materially and adversely affect operating expenses and potentially the ability to transport anhydrous ammonia and increase the liability for releases of anhydrous ammonia while in the care, custody and control of the railroads.

        New regulations also could be implemented affecting the equipment used to ship raw materials or finished products. The Federal Railroad Administration is developing higher ammonia tank car performance standards, which could require the modification or replacement of the leased tank car fleet utilized by CF Industries. The effective date of these new regulations is not known at this time. However, the Federal Railroad Administration has approved an "interim" car design for a 20 year period. In 2010, CF Industries contracted to switch a significant portion of its leased fleet over the next 5 years to this "interim" car. Standards higher than those of "interim" cars could adversely impact the cost of operations and CF Industries' ability to obtain an adequate supply of rail cars to support our operations.

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

TERRA NITROGEN COMPANY, L.P.

with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

        Expansion of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the Verdigris facility and on our business, financial condition and results of operations.

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our operating results.

        We are subject to climate change regulations. There are substantial uncertainties as to the nature, stringency and timing of any future climate change regulations. More stringent greenhouse gas (GHG) limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent climate change restrictions are not imposed in countries where our competitors operate or are less stringent than in the United States, our competitors may have cost or other competitive advantages over us.

Integration of the information management systems of CF Industries and Terra is continuing. Integration difficulties or cyber security risks could result in disruptions in business operations or adverse operating results.

        The information management systems that we use are those provided by CF Industries. CF Industries continues to utilize legacy Terra's information management systems to process transactions governing core business operations of the Partnership. To fully integrate the Terra operations into CF Industries' business processes, CF Industries is undertaking a project to consolidate all business processes for the combined companies, including those of the Partnership, under a new single enterprise resource planning (ERP) system utilizing software provided by SAP. This multi-year program will align business processes and procedures, institute more efficient transaction processing and improve access to and consistency of information to enable standardization of business activities. CF Industries

TERRA NITROGEN COMPANY, L.P.

expects to implement this system in 2012. The implementation of an ERP system across the combined organization entails certain risks. If CF Industries does not implement the system successfully or if the system does not perform in a satisfactory manner, it could disrupt our operations and have a material adverse effect on our results of operations and financial condition.

        As we continue to increase our dependence on digital technologies to conduct our operations, the risks associated with cyber security also increase. We rely on management information systems to among other things, manage accounting, manufacturing, supply chain and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Compromises to information system could have severe financial and other business implications.

Our inability to predict future seasonal fertilizer demand accurately could result in excess inventory, potentially at costs in excess of market value, or product shortages.

        The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of customers to store significant quantities of this product. The seasonality of fertilizer demand results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring season.

        If seasonal demand is less than we expect, we may be left with excess inventory that will have to be stored (in which case our results of operations will be negatively impacted by any related increased storage costs) or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are particularly acute with respect to our nitrogen fertilizer business because of the highly volatile cost of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers.

        As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. In addition, as a consequence of our seasonality, our distributions can be volatile and will vary quarterly and annually.

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

        We invest capital in our business to comply with environmental, health and safety regulations and policies, maintain our manufacturing assets, improve our production capabilities and capitalize on certain growth opportunities. The primary source of capital invested in the business is cash from operations. In the event that cash generated from operations is insufficient to fund capital investments, we would need to obtain additional funding in the form of loans or equity. Our ability to obtain such funding would be determined by market conditions at the time of the capital need. Our partnership structure and our reliance on a single manufacturing facility in Verdigris, Oklahoma could impede our ability to obtain such capital, which could materially adversely impact our financial position, results of operations, liquidity or ability to pay cash distributions.

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

        In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues or reduced profit margins.

TERRA NITROGEN COMPANY, L.P.

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

RISKS RELATED TO OUR PARTNERSHIP STRUCTURE

The General Partner's discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

        Our cash distributions to our unitholders are based on Available Cash as defined in our agreement of limited partnership. Our agreement of limited partnership provides that the General Partner may reduce Available Cash by establishing cash reserves for the proper conduct of our business or the business of the Operating Partnership (including reserves for future capital expenditures), to provide funds for future distributions to our unitholders in any one or more of the next four quarters or to comply with applicable law or any agreement or obligation to which we or the Operating Partnership are a party or otherwise bound. These cash reserves will affect the amount of cash available for current distribution to our unitholders.

Our unitholders have limited voting rights and are not entitled to elect the General Partner or the General Partner's directors.

        Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect the General Partner or the General Partner's board of directors on an annual or other continuing basis. The board of directors of the General Partner, including the independent directors, is chosen entirely by CF Industries as the indirect owner of the General Partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of shareholders. Furthermore, even if our unitholders are dissatisfied with the performance of the General Partner, the General Partner may only be removed by a vote of the holders of at least 66.6% of our outstanding common units, including any common units held by the General Partner and its affiliates (including CF Industries), voting together as a single class. As a result, given that the General Partner and its affiliates own approximately 75.3% of our outstanding common units, holders of our publicly traded common units are not able to remove the General Partner under any circumstances.

The control of the General Partner may be transferred to a third party without unitholder consent.

        There is no restriction in our agreement of limited partnership on the ability of CF Industries to transfer its equity interest in the General Partner to a third party. The new equity owner of the General Partner would then be in a position to replace the board of directors and the officers of the

TERRA NITROGEN COMPANY, L.P.

General Partner with its own choices and to influence the decisions taken by the board of directors and officers of the General Partner.

The board of directors and officers of the General Partner have fiduciary duties to TNGP and its stockholders, and the interests of TNGP and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.

        The General Partner is responsible for managing us. Although the General Partner has, as limited and reduced by the agreement of limited partnership, fiduciary duties to manage us in a manner that is beneficial to our common unitholders, the directors and officers of the General Partner also have fiduciary duties to manage the General Partner in a manner beneficial to TNGP and its stockholders. The interests of TNGP and its stockholders may differ from, or conflict with, the interests of our common unitholders. In resolving these conflicts, the General Partner may favor its own interests or the interests of holders of TNGP's common stock over our interests and those of our common unitholders.

        The potential conflicts of interest include, among others, the following:

  •
  the General Partner's determination of the amount of our cash expenditures, borrowings and reserves;

  •
  the issuance of additional units or the purchase, call, or redemption of outstanding units;

  •
  transactions with CF Industries and its affiliates;

  •
  the decision to retain separate counsel, accountants or others to perform services on our behalf;

  •
  the decision by affiliates of the General Partner to engage in activities that would compete with us; and

  •
  the fact that all executive officers of the General Partner, and the majority of the directors of the General Partner, also serve as directors and/or executive officers of CF Industries. Such executive officers, including our chief executive officer, chief financial officer, senior vice presidents, divide their time between our business and the business of CF Industries. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or CF Industries.

The agreement of limited partnership limits the liability and reduces the fiduciary duties of the General Partner and restricts the remedies available to us and our common unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty.

        The agreement of limited partnership limits the liability and reduces the fiduciary duties of the General Partner and its directors and officers, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. For example:

  •
  The agreement of limited partnership provides that none of General Partner, any of its affiliates, or any director or officer of the General Partner or any its affiliates will have any liability for monetary damages to us or our unitholders for any act or omission if such person acted in good faith.

  •
  The agreement of limited partnership provides broad flexibility for the directors and officers of the General Partner to be involved in the management of the businesses of the owners of the General Partner, including any businesses that are in competition with our business, and specifically permits the owners of the General Partner to engage in activities that are competitive

TERRA NITROGEN COMPANY, L.P.

    with our business. The agreement of limited partnership provides that no such activities will constitute a breach of any fiduciary duty owed by the General Partner.

  •
  The agreement of limited partnership provides that in connection with its resolution of any conflict of interest by the General Partner, the General Partner may consider: the relative interests of any party involved in such conflict or affected by such action, agreement, transaction or situation and the benefits and burdens relating to such interest, as well as any additional factors as the General Partner determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances. The agreement of limited partnership further provides that, in the absence of bad faith by the General Partner, the resolution provided by the General Partner with respect to any conflict of interest will not constitute a breach of the agreement of limited partnership or any standard of care or duty imposed in the agreement of limited partnership or under any law, rule or regulation.

        By purchasing a common unit, a unitholder becomes bound by the provisions of the agreement of limited partnership, including the provisions described above.

CF Industries and its affiliates are also engaged in fertilizer manufacturing.

        The agreement of limited partnership does not prohibit CF Industries and its affiliates, other than TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in any businesses which could compete with our business. In addition, CF Industries, may acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.

As a publicly traded partnership we qualify for, and are relying on, certain exemptions from the corporate governance requirements of the New York Stock Exchange (NYSE).

        As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE's corporate governance requirements, including:

  •
  the requirement that a majority of the board of directors of the General Partner consist of independent directors; and

  •
  the requirement that the board of directors of the General Partner have a compensation committee that is composed entirely of independent directors.

        As a result of these exemptions, the General Partner's board of directors is not comprised of a majority of independent directors and the General Partner's board of directors did not establish a compensation committee. Accordingly, unitholders do not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Common units are subject to the General Partner's call right.

        The General Partner and its affiliates own approximately 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. The purchase price per unit will be the greater of (i) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (ii) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. As a result of this right, you may be required to sell your common units at an undesirable

TERRA NITROGEN COMPANY, L.P.

time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units.

Limited Partners may not have limited liability if a court finds that unitholder action constitutes control of our business.

        A general partner of a limited partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. TNCLP is organized under Delaware law and the Operating Partnership conducts business in Oklahoma. Limited Partners could be liable for our obligations as if such Limited Partners were general partners if a court or government agency determined that:

  •
  we were conducting business in a state but had not complied with that particular state's partnership statute; or

  •
  Limited Partners' right to act with other unitholders to remove or replace the General Partner, to approve some amendments to our agreement of limited partnership or to take other actions under our agreement of limited partnership constituted "control" of our business.

Unitholders may have liability to repay distributions.

        In the event that: (i) we make distributions to our unitholders when our nonrecourse liabilities exceed the sum of (a) the fair market value of our assets not subject to recourse liability and (b) the excess of the fair market value of our assets subject to recourse liability over such liability, or a distribution causes such a result, and (ii) a unitholder knows at the time of the distribution of such circumstances, such unitholder will be liable for a period of three years from the time of the impermissible distribution to repay the distribution under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act").

        Likewise, upon the winding up of TNCLP, in the event that (a) we do not distribute assets in the following order: (i) to creditors in satisfaction of their liabilities; (ii) to partners and former partners in satisfaction of liabilities for distributions owed under the agreement of limited partnership; (iii) to partners for the return of their contribution; and (iv) to the partners in the proportions in which the partners share in distributions, and (b) a unitholder knows at the time of such circumstances, then such unitholder will be liable for a period of three years from the impermissible distribution to repay the distribution under Section 17-804 of the Delaware Act.

        A purchaser of common units who becomes a Limited Partner is liable for the obligations of the transferring Limited Partner to make contributions to TNCLP that are known by the purchaser at the time it became a Limited Partner, and for unknown obligations if the liabilities could be determined from the agreement of limited partnership.

We may issue additional common units and other equity interests without your approval, which would dilute your existing interests.

        Under our agreement of limited partnership, we are authorized to issue an unlimited number of additional interests without a vote of the unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

  •
  the proportionate ownership interest of unitholders immediately prior to the issuance will decrease;

  •
  the amount of cash distributions on each unit will decrease;

TERRA NITROGEN COMPANY, L.P.

  •
  the ratio of our taxable income to distributions may increase;

  •
  the relative voting strength of each previously outstanding unit will be diminished; and

  •
  the market price of the common units may decline.

TAX RISKS TO OUR COMMON UNIT HOLDERS

TNCLP's tax treatment depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat TNCLP as a corporation for federal income tax purposes or if it were to become subject to a material amount of entity-level taxation for state tax purposes, then TNCLP's available cash would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in our common units depends largely on TNCLP being treated as a partnership for federal income tax purposes. To maintain its status as a partnership for federal income tax purposes, current law requires that 90% or more of TNCLP's gross income for every taxable year consist of "qualifying income," as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the "Service") on this or any other matter affecting us.

        If the Service were to challenge the federal income tax status of TNCLP, it could result in an audit of a unitholder's entire tax return and in adjustments to items on that return which are unrelated to the ownership of our units. In addition, each unitholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.

        If TNCLP was to be treated as a corporation in any taxable year, its income, gains, losses, deductions and credits would be reflected on its tax return rather than being passed through to unitholders, and its net income would be taxed at corporate rates. In addition, distributions made to unitholders would be treated as dividend income, to the extent of current and accumulated earnings and profits, and in the absence of earnings and profits, as a nontaxable return of capital (to the extent of a unitholder's basis in his units) or as capital gain (after a unitholder's basis in his units has been reduced to zero). Furthermore, losses realized by TNCLP would not flow through to unitholders.

        There can be no assurance that the law will not be changed to make TNCLP taxable as a corporation for federal income tax purposes. If such a new law were enacted, then the Minimum Quarterly Distribution and each of the target distribution levels would be adjusted downward. In such an event, the Minimum Quarterly Distribution and first, second and third target distributions for each quarter thereafter would be reduced to take into account the federal, state and local taxes applicable to TNCLP that would be imposed on the earnings used to make such distributions. For additional information regarding cash distributions, see the "Liquidity and Capital Resources" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

If the Service contests the federal income tax positions we take, the market for our units may be adversely impacted and the cost of any Service contest will reduce available cash.

        We have not requested a ruling from the Service with respect to TNCLP's treatment as a partnership for federal income tax purposes or any other matter. The Service may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of our positions. Any contest with the Service may materially and adversely impact the market for our units

TERRA NITROGEN COMPANY, L.P.

and the price at which they trade. In addition, the costs of any contest with the Service will be borne indirectly by our unitholders because the costs would reduce our available cash.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial interpretation at any time. Recently, members of the U.S. Congress considered substantive changes to the existing U.S. federal income tax laws that would have affected the tax treatment of certain publicly traded partnerships. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will ultimately be enacted, any changes could negatively impact the value of an investment in our units.

Our unitholders will be required to pay taxes on their share of TNCLP income even if they do not receive any cash distributions from us.

        A unitholder is required to pay U.S. federal income tax and, in certain cases, state and local income taxes on its allocable share of TNCLP's income, whether or not such unitholder receives cash distributions from us. No assurance is given that our unitholders will receive cash distributions equal to their allocable share of taxable income from us. Further, a unitholder may incur tax liability in excess of the amount of cash received, particularly upon the sale or other disposition of its units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of units as of the close of business on the last day of the preceding month, instead of on the basis of the date a particular unit is transferred.

        We prorate our items of income and loss between transferors and transferees of our units each month based upon the ownership of our units as of the close of business on the last day of the preceding month instead of the date a particular unit is transferred. As a result of this monthly allocation, a unitholder transferring units may be allocated income, gain, loss, deduction and credit recognized after the transfer. The use of these proration methods may not be permitted under existing Treasury Regulations promulgated under the Code ("Treasury Regulations"). If the Service was to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Tax gain or loss on disposition of our units could be more or less than expected.

        If a unitholder sells its units, for income tax purposes, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder's adjusted tax basis in those units. Because distributions in excess of a unitholder's allocable share of our net taxable income decrease that unitholder's tax basis in its units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income allocated to that unitholder if the unitholder sells such units at a price greater than that unitholder's tax basis in those units, even if the price received is less than the original cost. Furthermore, a portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized may include a unitholder's share of our nonrecourse liabilities, if a unitholder sells its units, such unitholder may incur a tax liability in excess of the amount of cash received from the sale.

TERRA NITROGEN COMPANY, L.P.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our units that may result in adverse tax consequences to them.

        Investment in our common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, substantially all of our income allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and may be taxable to such unitholders. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or non-U.S. person should consult its tax advisor before investing in our units.

We treat each purchaser of our units as having the same tax benefits without regard to the actual units purchased. The Service may challenge this treatment, which could adversely affect the value of our units.

        Because we cannot match transferors and transferees of our units and to maintain the uniformity of the economic and tax characteristics of our common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful Service challenge to these positions could adversely affect the amount of tax benefits available to a unitholder or the value of our common units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in a termination of TNCLP for federal income tax purposes.

        TNCLP and the Operating Partnership will be considered to have constructively terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in TNCLP capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Because CF Industries currently owns approximately 75.3% of the outstanding common units of TNCLP, a sale or exchange of all or a substantial portion of CF Industries' interests in TNCLP, when combined with trading in the open market, may constitute a sale or exchange of 50% or more of the total interest in TNCLP. A constructive termination would, among other things, result in the closing of the TNCLP's taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of a tax year of TNCLP may also result in more than twelve months of our taxable income or loss being included in such unitholder's taxable income for the year of termination. Termination could also subject us to penalties if we are unable to determine that a termination occurred and therefore failed to make necessary elections in a timely manner.

A unitholder whose units are loaned to a "short seller" to cover a short sale may be considered as having disposed of those units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale may be considered as having disposed of the loaned units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units

TERRA NITROGEN COMPANY, L.P.

could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

As a result of investing in our units, a unitholder may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

        In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state income tax returns and pay state income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with such requirements.

TERRA NITROGEN COMPANY, L.P.

FORWARD LOOKING STATEMENTS

        From time to time, in this Annual Report on Form 10-K as well as in other written reports and verbal statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this document.

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

  •
  the volatility of natural gas prices in North America;

  •
  reliance on third party transportation providers;

  •
  weather conditions;

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

  •
  future regulatory restrictions and requirements related to GHG emissions, climate change or other environmental requirements;

  •
  CF Industries' ability to integrate the Terra business effectively and the impact of system integration efforts, including the implementation of a new enterprise resource planning system;

  •
  our inability to predict seasonal demand for our products accurately;

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

  •
  limited access to capital;

TERRA NITROGEN COMPANY, L.P.

  •
  acts of terrorism and regulations to combat terrorism;

  •
  deterioration of global market and economic conditions;

  •
  risks related to our dependence on and relationships on CF Industries;

  •
  control of our General Partner by CF Industries;

  •
  the conflicts of interest that may be faced by the executive officers of our General Partner, who operate both us and CF Industries; and

  •
  changes in our treatment as a partnership for U.S. or state income tax purposes.

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

TERRA NITROGEN COMPANY, L.P.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH." There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2011 and 2010, as reported on the NYSE Composite Price History.

	2011		2010
Quarter	High	Low	High	Low
1st	$126.27	$101.21	$112.00	$75.25
2nd	143.50	106.19	87.57	66.38
3rd	199.50	128.50	105.00	67.01
4th	188.12	125.03	117.95	91.12

        Ownership of TNCLP is composed of the General Partner interests and the Limited Partner interests. The Limited Partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2011. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 14, 2012 was 119.

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

        The following table represents cash distributions paid to the holders of common units, Class B common units and the General Partner in the years ended December 31, 2011 and 2010:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2011
	First Quarter	$25.1	$1.36	$0.3	$1.79	$8.3
	Second Quarter	89.5	4.84	1.6	8.61	71.5
	Third Quarter	69.4	3.75	1.2	6.48	51.7
	Fourth Quarter	73.3	3.96	1.3	6.89	55.5
2010
	First Quarter	$—	$—	$—	$—	$—
	Second Quarter	22.9	1.25	0.2	1.25	0.5
	Third Quarter	43.7	2.36	0.7	3.76	26.5
	Fourth Quarter	25.9	1.40	0.3	1.88	9.0

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per unit data)
Income Statement Data:
Net sales	$798.9	$564.6	$507.7	$903.0	$636.3
Gross margin	524.5	217.6	160.9	432.2	221.6
Net earnings	508.0	201.6	144.3	422.4	205.8
Net earnings per common unit	15.33	8.01	5.40	14.90	10.90
Partnership Distributions Paid:
Limited Partner, common units	$257.3	$92.5	$165.1	$278.9	$141.3
Limited Partner, Class B common units	4.4	1.2	2.6	3.7	1.4
General Partner	187.0	36.0	96.6	93.5	1.5

Total partnership distributions	$448.7	$129.7	$264.3	$376.1	$144.2

Distributions Paid Per Common Unit:	$13.91	$5.01	$8.92	$15.08	$7.64

Balance Sheet Data:
Total assets	$300.7	$296.7	$181.8	$341.4	$413.8
Partners' captial	269.3	210.0	141.3	227.3	207.1

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

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements and Contractual Obligations

  •
  Application of Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

TERRA NITROGEN COMPANY, L.P.

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

        Ownership of TNCLP is represented by the General Partner interest and the Limited Partners interests. Limited partner interests consist of common units which are listed for trading on the New York Stock Exchange under the symbol "TNH." As of December 31, 2011, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries Holdings through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2011.

        TNCLP and TNGP have no employees. CF Industries provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). On January 1, 2011, pursuant to the Services and Offtake Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

        Throughout this document, the terms "General Partner Affiliates," "Affiliates of the General Partner" or similar terms refer to CF Industries and consolidated subsidiaries of CF Industries, including TNGP. For periods prior to the acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

RESULTS OF OPERATIONS

Consolidated Results

        Our net earnings in 2011 were $508.0 million on net sales of $798.9 million compared with 2010 net earnings of $201.6 million on net sales of $564.6 million. Net earnings per common unit in 2011 were $15.33 compared with $8.01 in 2010.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,			2011-2010		2010-2009
	2011	2010	2009	Change	Percent	Change	Percent
	(in millions, except per unit amounts)
Net sales	$798.9	$564.6	$507.7	$234.3	41%	$56.9	11%
Cost of goods sold	274.4	347.0	346.8	(72.6)	(21%)	0.2	0%

Gross margin	524.5	217.6	160.9	306.9	141%	56.7	35%
Gross margin percentage	65.7%	38.5%	31.7%	27.1%	70%	6.8%	22%
Selling, general and administrative expenses	16.6	15.7	17.0	0.9	6%	(1.3)	(8%)

Operating earnings	507.9	201.9	143.9	306.0	152%	58.0	40%
Interest income (expense), net	0.1	(0.3)	0.4	0.4	(133%)	(0.7)	(175%)

Net earnings	$508.0	$201.6	$144.3	$306.4	152%	$57.3	40%

Net earnings allocable to common units	$283.6	$148.2	$100.0	$135.4	91%	$48.2	48%
Net earnings per common unit	$15.33	$8.01	$5.40	$7.32	91%	$2.61	48%

Sales Volumes and Prices

	Year ended December 31,
	2011		2010		2009
	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)(1)	Volumes (000 tons)	Price ($/ton)(1)
Ammonia	385	$473	335	$369	307	$374
UAN(2)	2,047	$299	1,958	$193	1,761	$191
Cost of natural gas ($ per MMBtu)(3)	—	$4.31	—	$4.63	—	$4.83

(1)
The 2010 and 2009 prices shown are after deducting outbound freight costs of $61.4 million and $54.8 million, respectively.

(2)
The nitrogen content of UAN is 32 percent by weight.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

        On January 1, 2011, we began to sell all of our fertilizer products to an affiliate of the General Partner. Due to the fact that title and risk of loss now passes as the product is shipped from the plant gate (F.O.B. plant basis), we have not incurred outbound freight costs or recognized freight revenue subsequent to that date.

Year ended December 31, 2011 Compared to Year ended December 31, 2010

        Our net sales for 2011 were $798.9 million, an increase of $234.3 million, or 41%, from net sales of $564.6 million in 2010. The increase was due to both higher average selling prices and higher sales volumes. Selling prices for ammonia and UAN increased 28% and 55%, respectively, in 2011 as compared to 2010. Selling prices for ammonia increased from an average of $369 per ton in 2010 to $473 per ton in 2011, and selling prices for UAN increased from an average of $193 per ton in 2010 to $299 per ton in 2011. Selling prices increased primarily due to higher domestic demand for fertilizer as a result of higher planted acres in the spring season due to strong demand for corn and other grains which supported favorable farm economics, global fertilizer supply constraints which created upward

TERRA NITROGEN COMPANY, L.P.

price pressure on fertilizer, and expected high planted acres and fertilizer usage in the 2012 growing season. Unit volume for ammonia and UAN increased 15% and 5%, respectively, in 2011 as compared to the same period of 2010 as a result of the strong domestic demand for fertilizer due to the increase in planted acres. Unit volume for ammonia increased from 335,000 tons in 2010 to 385,000 tons in 2011, while unit volume for UAN increased from 1,958,000 tons in 2010 to 2,047,000 in 2011.

        Cost of sales averaged approximately $113 per ton in 2011 compared to $151 per ton in the same period of 2010. The 25% decline in cost of sales per ton was primarily due to lower natural gas costs and the absence of outbound freight costs and transportation lease expense (since we now sell all of our fertilizer products on an F.O.B. plant basis) partially offset by higher depreciation and employee related costs at the Verdigris facility. Natural gas unit costs in 2011, net of derivatives gains and losses, decreased 7% to $4.31 per MMBtu in 2011 from $4.63 per MMBtu in 2010. There were no outbound freight costs incurred in 2011 compared to $61.4 million in 2010.

        Our gross margin was $524.5 million in 2011 compared to $217.6 million in 2010. Gross margin increased due to higher average selling prices, higher sales volumes and lower production costs. Gross margin as a percent of sales increased to 65.7% in 2011 from 38.5% in 2010.

        Selling, general and administrative costs were $16.6 million in 2011, an increase of $0.9 million as compared to 2010 due to higher corporate charges. For additional information, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions, included herein.

        Our net earnings increased to $508.0 million in 2011, an increase of $306.4 million, or 152%, as compared to $201.6 million in 2010. Net earnings increased primarily due to higher gross margin.

Year ended December 31, 2010 Compared to Year ended December 31, 2009

        Our net sales for 2010 were $564.6 million, an increase of $56.9 million or 11%, from net sales of $507.7 million in 2009. The increase was primarily due to increases in UAN and ammonia sales volume of 11% and 9%, respectively. Sales volumes increased in 2010 due to a strong fertilizer application season primarily as a result of favorable U.S. weather conditions in the spring and fall application seasons and restocking effort by customer inventory levels in the fourth quarter due to expectations for a strong spring 2011 application season. Unit volume for ammonia increased from 307,000 tons in 2009 to 335,000 tons in 2010, while unit volume for UAN increased from 1,761,000 tons in 2009 to 1,958,000 in 2010.

        Cost of sales averaged approximately $151 per ton in 2010 compared to $168 per ton in 2009. The 10% decrease in production costs was primarily due to lower natural gas costs, partially offset by natural gas hedging costs, higher depreciation and an increase in employee related costs at the Verdigris facility. Natural gas unit costs in 2010, net of derivatives gains and losses, decreased 4% to $4.63 per MMBtu in 2010 from $4.83 per MMBtu in 2009. Outbound freight costs totaled $61.4 million in 2010 compared to $54.8 million in 2009.

        Our gross margin was $217.6 million in 2010 compared to $160.9 million in 2009. Gross margin increased as compared to the prior year due to higher volumes and lower production costs. Gross margin as a percent of sales increased by 6.8% to 38.5% in 2010 from 31.7% in 2009, due primarily to the impact of lower production costs noted above.

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

TERRA NITROGEN COMPANY, L.P.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary

        Our principal funding needs are working capital, plant turnaround and capital expenditures, and quarterly distributions. Our cash is collected and our expenditures are paid by CF Industries. Cash receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us. The cash and cash equivalents balance at December 31, 2011 was $179.8 million, an increase of $55.0 million from the balance of $124.8 million at December 31, 2010. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations. We believe that the Partnership will have adequate available cash and cash equivalents and cash from operations to fund its operations for the foreseeable future.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2011	2010	2009
	(in millions)
Total cash provided by (used in):
Operating activities	$513.0	$259.1	$168.7
Investing activities	(9.3)	(28.8)	(34.3)
Financing activities	(448.7)	(130.3)	(264.3)

Increase (decrease) in cash and cash equivalents	$55.0	$100.0	$(129.9)

Operating Activities

        Net cash provided by operating activities was $513.0 million in 2011 compared to $259.1 million in 2010. The $253.9 million increase in cash provided by operating activities in 2011 was primarily due to a $306.4 million increase in net earnings, partially offset by a decrease in customer advances in 2011. On January 1, 2011, we began to sell all of our output to an affiliate of the General Partner and no longer receive customer advances. The $90.4 million increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to a $57.3 million increase in net earnings and a $44.8 million increase in customer advances. Net earnings included noncash depreciation and amortization expense of $19.8 million, $17.1 million and $16.4 million in 2011, 2010 and 2009, respectively, and noncash loss (gain) on derivatives of $11.9 million, $(0.3) million and $0.4 million in 2011, 2010 and 2009, respectively.

TERRA NITROGEN COMPANY, L.P.

Investing Activities

        Net cash used in investing activities was $9.3 million in 2011 compared to $28.8 million in 2010 and $34.3 million in 2009. Cash used in investing activities declined by $19.5 million in 2011 from 2010 and declined by $5.5 million in 2010 from 2009. Each of these declines was primarily due to lower capital expenditures. Capital expenditures are primarily related to plant turnaround activity and spending on capital projects at the Verdigris plant. During 2011, no turnaround activities were scheduled at the plant which resulted in a low level of capital spending. Additions to property, plant and equipment, and plant turnaround expenditures accounted for $6.8 million, $26.5 million, and $30.4 million of cash used in investing activities in 2011, 2010 and 2009, respectively. See further discussion below regarding capital expenditure programs that are planned for 2012.

Financing Activities

        Net cash used in financing activities was $448.7 million in 2011 compared to $130.3 million in 2010. The $318.4 million increase in cash used in financing activities in 2011 was primarily due to higher distributions paid to unitholders. The $134.0 million decrease in cash used in financing activities in 2010 compared to 2009 was due to lower Partnership distributions paid. Distributions to our unitholders accounted for $448.7 million, $129.7 million and $264.3 million of cash used in financing activities in 2011, 2010 and 2009, respectively. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see "Partnership Distributions" below and Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

Capital Expenditures

        Capital expenditures totaled $6.8 million in 2011 compared to $26.5 million in 2010. Capital expenditures for 2011 were lower than originally anticipated due, in part, to a project planned for 2011 that was deferred to 2012. Also there were no turnaround activities in 2011. The Verdigris complex is a large facility that periodically will require substantial capital expenditures. As a result of the actions planned for 2012, we expect to make capital expenditures in the range of $70 million to $100 million in 2012. Increases in capital expenditures will reduce the Available Cash for unit holder distributions.

        Planned capital expenditures for 2012 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our operations.

Services and Offtake Agreement

        TNCLP and TNGP have no employees. CF Industries provides certain services to us under the Services and Offtake Agreement. On January 1, 2011, pursuant to the Services and Offtake Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 12—Related Party Transactions.

TERRA NITROGEN COMPANY, L.P.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interests and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the customer's order has been shipped and the revenue is earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. We paid distributions of $448.7 million, $129.7 million and $264.3 million to our partners in 2011, 2010, and 2009, respectively.

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

        On February 10, 2012, we announced a $4.53 cash distribution per common unit, payable on February 29, 2012 to holders of record as of February 21, 2012. In the fourth quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At December 31, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at December 31, 2011, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest

TERRA NITROGEN COMPANY, L.P.

price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows at December 31, 2011:

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Operating leases	$0.4	$0.2	$0.1	$—	$—	$—	$0.7
Equipment purchases and plant improvements	1.2	—	—	—	—	—	1.2
Natural gas and other purchase obligations(1)(2)	23.9	1.5	—	—	—	—	25.4

Total(3)	$25.5	$1.7	$0.1	$—	$—	$—	$27.3

(1)
Includes minimum commitments to purchase natural gas based on prevailing Panhandle forward prices at December 31, 2011.

(2)
Purchase obligations do not include any amounts related to our financial hedges (i.e. swaps) associated with natural gas purchases.

(3)
We have unrecorded asset retirement obligations (AROs) at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. The estimated cost of these AROs expressed in 2011 dollars is $3.7 million. We have not recorded a liability for these conditional AROs at December 31, 2011, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. For additional information on our AROs, see Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

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

Inventories

        We review our inventory values at least quarterly, and more frequently if required by market conditions, to determine the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventories exceed its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices ultimately realized are less than our

TERRA NITROGEN COMPANY, L.P.

current estimate of net realizable value, additional losses will be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.

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

Plant Turnarounds

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during full plant shutdowns, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Internal employee costs and overhead are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows.

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments. The derivative instruments currently used are swaps. These contracts reference NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

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

TERRA NITROGEN COMPANY, L.P.

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

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. We have not recorded a liability for these conditional AROs at December 31, 2011, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss have been transferred to the customer.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 3 of our audited consolidated financial statements included in this Form 10-K for a discussion of recent accounting pronouncements.

TERRA NITROGEN COMPANY, L.P.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Financial Instruments

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments.

        The derivative instruments that we use are primarily natural gas swaps. These contracts settle using NYMEX futures prices, which represents fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of December 31, 2011 and 2010, we had open derivative contracts for 27.0 million MMBtus and 7.1 million MMBtus of natural gas, respectively. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our December 31, 2011 derivative positions by $27 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2012

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited the accompanying consolidated statements of operations, partners' capital, and cash flows for the year ended December 31, 2009 of Terra Nitrogen Company, L.P. (a Limited Partnership) (the "Partnership"). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows for the year ended December 31, 2009 of Terra Nitrogen Company, L.P. (a Limited Partnership) in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 3, 2010

TERRA NITROGEN COMPANY, L.P.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$179.8	$124.8
Demand deposits with General Partner affiliate	8.6	6.1
Accounts receivable	0.6	33.4
Inventories, net	22.0	27.6
Prepaid expenses and other current assets	—	1.2

Total current assets	211.0	193.1
Property, plant and equipment, net	77.3	83.2
Plant turnarounds, net	6.5	13.4
Other assets	5.9	7.0

Total assets	$300.7	$296.7

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$18.4	$24.3
Customer prepayments	—	61.2
Other current liabilities	12.0	0.8

Total current liabilities	30.4	86.3

Noncurrent liabilities	1.0	0.4
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	234.8	208.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.1	0.6
General partner's interest	33.4	0.9

Total partners' capital	269.3	210.0

Total liabilities and partners' capital	$300.7	$296.7

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010	2009
	(in millions, except per unit amounts)
Net sales:
Product sales to an Affiliate of the General Partner	$797.9	$—	$—
Product sales	—	564.0	507.0
Other income from an Affiliate of the General Partner	0.6	—	—
Other income	0.4	0.6	0.7

Total	798.9	564.6	507.7
Cost of goods sold:
Materials, supplies and services	253.8	329.1	330.4
Services provided by the General Partner and Affiliates	20.6	17.9	16.4

Gross margin	524.5	217.6	160.9
Selling, general and administrative services provided by the General Partner and Affiliates	14.5	14.3	14.9
Other general and administrative expenses	2.1	1.4	2.1

Earnings from operations	507.9	201.9	143.9
Interest expense	—	(0.4)	(0.3)
Interest income	0.1	0.1	0.7

Net earnings	$508.0	$201.6	$144.3

Allocation of net earnings:
General Partner	$219.4	$51.4	$42.9
Class B Common Units	5.0	2.0	1.4
Common Units	283.6	148.2	100.0

Net earnings	$508.0	$201.6	$144.3

Net earnings per Common Unit	$15.33	$8.01	$5.40

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Partners' Capital

	Common Units	Class B Common Units	General Partner's Interests	Accumulated Other Comprehensive Income	Total Partners' Capital	Comprehensive Income
	(in millions)
Partners' capital at January 1, 2009	$217.9	$1.0	$39.2	$(30.8)	$227.3
Net earnings	100.0	1.4	42.9	—	144.3	$144.3
Change in fair value of derivatives				34.0	34.0	34.0

Comprehensive income					—	$178.3

Distributions	(165.1)	(2.6)	(96.6)	—	(264.3)

Partners' capital at December 31, 2009	$152.8	$(0.2)	$(14.5)	$3.2	$141.3

Net earnings	148.2	2.0	51.4	—	201.6	$201.6
Change in fair value of derivatives				(3.2)	(3.2)	(3.2)

Comprehensive income					—	$198.4

Distributions	(92.5)	(1.2)	(36.0)	—	(129.7)

Partners' capital at December 31, 2010	$208.5	$0.6	$0.9	$—	$210.0

Net earnings and Comprehensive income	283.6	5.0	219.4	—	508.0	$508.0

Distributions	(257.3)	(4.5)	(186.9)	—	(448.7)

Partners' capital at December 31, 2011	$234.8	$1.1	$33.4	$—	$269.3

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating Activities
Net earnings	$508.0	$201.6	$144.3
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	19.8	17.1	16.4
Non-cash loss (gain) on derivatives	11.9	(0.3)	0.4
Loss on sale of property, plant and equipment	—	0.5	—
Changes in operating assets and liabilities:
Accounts receivable	32.8	(9.5)	14.2
Inventories	5.6	1.9	27.7
Accounts payable and accrued expenses	(5.9)	2.1	0.4
Customer advances	(61.2)	44.8	(28.7)
Other assets and liabilities—net	2.0	0.9	(6.0)

Net cash from operating activities	513.0	259.1	168.7

Investing Activities
Additions to property, plant and equipment and plant turnaround expenditures	(6.8)	(26.5)	(30.4)
Changes in demand deposit with General Partner Affiliate	(2.5)	(2.3)	(3.9)

Net cash used in investing activities	(9.3)	(28.8)	(34.3)

Financing Activities
Partnership distributions paid	(448.7)	(129.7)	(264.3)
Debt origination fees	—	(0.6)	—

Net cash used in financing activities	(448.7)	(130.3)	(264.3)

Increase (decrease) in cash and cash equivalents	55.0	100.0	(129.9)
Cash and cash equivalents at beginning of year	124.8	24.8	154.7

Cash and cash equivalents at end of year	$179.8	$124.8	$24.8

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$0.4	$0.3

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of Terra Industries Inc., a Maryland corporation (Terra), which is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation. Ownership of TNCLP is represented by the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2011, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries Holdings through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2011.

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

2.     Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements of TNCLP and the accompanying notes include the accounts of the Partnership. All intercompany transactions and balances have been eliminated. Income is allocated to the General Partner and the limited partners in accordance with the provisions of the TNCLP agreement of limited partnership that provides for allocations of income between the limited partners and the General Partner in the same proportion as cash distributions declared during the year.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence that a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss have been transferred to the customer.

TERRA NITROGEN COMPANY, L.P.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

Demand Deposits with Affiliate

        Our cash receipts are received by CF Industries. Cash receipts, net of cash payments made by CF Industries, are transferred to us from CF Industries weekly. As a result of this cash collection and distribution arrangement, CF Industries can be either a debtor or a creditor to us.

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

Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 10—Plant Turnarounds, Net.

TERRA NITROGEN COMPANY, L.P.

Recoverability of Long-Lived Assets

        We review property, plant and equipment and other long-lived assets in order to assess recoverability based on expected future undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future net cash flows is less than the carrying value, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset.

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

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments. The derivative instruments currently used are swaps. These contracts reference NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

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

TERRA NITROGEN COMPANY, L.P.

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

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that all comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of partners' capital. In December 2011, the FASB deferred the new requirement to present the reclassification components of other comprehensive income in the statement of operations by issuing ASU No. 2011-12. A new effective date for this requirement has not been issued. The remaining components of the original ASU No. 2011-05 are effective for interim and annual reporting periods beginning on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments and the effect these arrangements have on the entity's financial position. This standard is effective for annual reporting periods beginning on or after January 1, 2013. We have not determined the impact of this standard on our consolidated financial statements.

4.     Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interests and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances are cash deposits received from customers which do not increase Available Cash until such time as the

TERRA NITROGEN COMPANY, L.P.

customer's order has been shipped and the revenue is earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. We paid distributions of $448.7 million, $129.7 million and $264.3 million to our partners in 2011, 2010, and 2009, respectively.

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

        On February 10, 2012, we announced a $4.53 cash distribution per common limited partnership unit, payable on February 29, 2012 to holders of record as of February 21, 2012. In the fourth quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        The quarterly cash distributions paid to the unitholders and the General Partner in 2011 and 2010 follow:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2011
	First Quarter	$25.1	$1.36	$0.3	$1.79	$8.3
	Second Quarter	89.5	4.84	1.6	8.61	71.5
	Third Quarter	69.4	3.75	1.2	6.48	51.7
	Fourth Quarter	73.3	3.96	1.3	6.89	55.5
2010
	First Quarter	$—	$—	$—	$—	$—
	Second Quarter	22.9	1.25	0.2	1.25	0.5
	Third Quarter	43.7	2.36	0.7	3.76	26.5
	Fourth Quarter	25.9	1.40	0.3	1.88	9.0

        At December 31, 2011, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the

TERRA NITROGEN COMPANY, L.P.

General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5.     Net Earnings per Limited Partner Common Unit

        Basic and diluted earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a reconciliation for basic and diluted earnings per common unit for the years ended December 31, 2011, 2010, and 2009:

	Year ended December 31,
	2011	2010	2009
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$508.0	$201.6	$144.3
Less: Net earnings allocable to General Partner	219.4	51.4	42.9
Less: Net earnings allocable to Class B Common Units	5.0	2.0	1.4

Net earnings allocable to Common Units	$283.6	$148.2	$100.0

Weighted average units outstanding	18.5	18.5	18.5

Net earnings per Common Unit	$15.33	$8.01	$5.40

        There were no dilutive TNCLP units outstanding for the years ended December 31, 2011, 2010 and 2009.

6.     Inventories, net

        Inventories, net consist of the following:

	December 31,
	2011	2010
	(in millions)
Materials and supplies	$18.6	$15.2
Finished goods	3.4	12.4

Total	$22.0	$27.6

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

        The gross fair values of derivatives on our Consolidated Balance Sheets are shown below. At December 31, 2011 and 2010, all balance sheet amounts from derivatives arose from commodity derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	December 31, 2011	December 31, 2010
	(in millions)
Unrealized gains in other current assets	$—	$0.7
Unrealized losses in other current liabilities	(12.0)	(0.8)

Net unrealized derivative losses	$(12.0)	$(0.1)

        The following table presents the effects of our commodity derivative instruments on the Consolidated Statements of Operations for years ended December 31, 2011 and 2010.

Year ended December 31
			Amount of Gain (Loss) Reclassified from AOCI into Income
Amount of Gain (Loss) Recognized in OCI						Amount of Gain (Loss) Recognized in Income
		Location of Gain (Loss) Reclassified from AOCI into Income(a)			Location of Gain (Loss) Recognized in Income
2011	2010		2011	2010		2011	2010(a)
(in millions)
$—	$—	Cost of Sales	$—	$3.2	Cost of Sales	$(11.9)	$0.3

(a)
For the year ended December 31, 2010, the amount of gain (loss) recognized in earnings includes a $4.0 million loss in the second quarter of 2010 related to reclassification from AOCI into earnings following the discontinuance of hedge accounting. Amounts representing the ineffective portion of the hedging relationships and amounts excluded from the assessment of hedge effectiveness prior to the discontinuance of hedge accounting were insignificant.

        In addition to the unrealized losses shown above, we recognized in cost of sales realized losses on derivatives of $11.2 million for both the years ended December 31, 2011 and 2010.

        At December 31, 2011, we had open derivative contracts for 27.0 million MMBtus of natural gas. For the year ended December 31, 2011, we used derivatives to cover approximately 75% of our natural gas consumption.

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile and we hedge a portion of our natural gas production requirements primarily through the use of swaps. These contracts reference physical natural gas prices or approximate NYMEX futures contract prices. Contract prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset changes in the market price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

TERRA NITROGEN COMPANY, L.P.

        Our derivatives do not have credit risk related contingent features that would require us to settle the derivatives or post collateral upon the occurrence of a credit event.

8.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of December 31, 2011 and 2010.

	Balances as of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$179.8	$179.8	$—	$—

Total assets at fair value	$179.8	$179.8	$—	$—

Unrealized losses on natural gas derivatives	$(12.0)	$—	$(12.0)	$—

Total liabilities at fair value	$(12.0)	$—	$(12.0)	$—

	Balances as of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$124.8	$124.8	$—	$—
Unrealized gains on natural gas derivatives	0.7	—	0.7	—

Total assets at fair value	$125.5	$124.8	$0.7	$—

Unrealized losses on natural gas derivatives	$(0.8)	$—	$(0.8)	$—

Total liabilities at fair value	$(0.8)	$—	$(0.8)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of December 31, 2011 and 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

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

TERRA NITROGEN COMPANY, L.P.

9.     Property, Plant and Equipment, Net

        Property, plant and equipment, net consisted of the following:

	December 31,
	2011	2010
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	7.3	6.9
Plant and equipment	267.3	260.2
Construction in progress	3.0	4.9

	279.2	273.6
Less: Accumulated depreciation and amortization	201.9	190.4

	$77.3	$83.2

10.   Plant Turnarounds, Net

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$13.4	$8.4
Additions	0.9	10.8
Depreciation	(7.8)	(5.8)

Ending balance	$6.5	$13.4

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

11.   Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping, and storage tanks. The estimated cost of these AROs expressed in 2011 dollars is $3.7 million. We have not recorded a liability for these conditional AROs at December 31, 2011, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order

TERRA NITROGEN COMPANY, L.P.

to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

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

General Administrative Services and Product Offtake Agreement

        On January 1, 2011, pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. When the product offtake component of the Services and Offtake Agreement became effective on January 1, 2011, we recognized revenue of $15.3 million from the sale of product inventory outside the plant gate to an Affiliate of the General Partner. The product offtake component of the Services and Offtake Agreement has a one-year term starting as of January 1, 2011 and the Services and Offtake Agreement will renew automatically for successive one-year terms unless terminated by one of the parties.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an Affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an Affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us were $20.6 million, $17.9 million and $16.4 million, for the years ended December 31, 2011, 2010 and 2009, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

Allocated Charges

        CF Industries also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. The portion of these expenses allocated to the General Partner is charged to us. Allocated expenses charged to us for the years ended December 31, 2011, 2010 and 2009 were $14.5 million, $14.3 million and $14.9 million, respectively. We report these expenses as selling, general and administrative services provided by the General Partner and Affiliates.

Demand Deposits with Affiliates

        Our cash is collected and our expenditures are paid by CF Industries. Cash receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us. At

TERRA NITROGEN COMPANY, L.P.

December 31, 2011 and 2010, we had a demand deposit balance with CF Industries of $8.6 million and $6.1 million, respectively.

Leases

        Effective on January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by such Affiliate of the General Partner related to the use, occupancy and operation of the facilities. The lease is market based and effective for a one-year term and will be extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal. Also effective January 1, 2011, we leased certain of our rail cars to an Affiliate of the General Partner for quarterly market based rental payments of $3,600 per car. This lease is effective for a one-year term and will extend automatically for successive one-year terms unless terminated by either party thereto prior to renewal. We received rental income for the year ended December 31, 2011 of $0.6 million.

13.   Commitments

        The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

Net Minimum Lease Payments
(in millions)
2012	$0.4
2013	0.2
2014	0.1
2015	—
2016	—
2017 and thereafter	—

Total	$0.7

        Included above is the lease of the Port Terminal at the Verdigris facility. The lease is scheduled to expire on April 30, 2014.

        Rent expense under non-cancelable operating leases for year ended December 31, 2011 was insignificant. Rent expense for the years ended December 31, 2010 and 2009 was $7.7 million and $6.8 million, respectively.

        As of December 31, 2011, we had commitments of approximately $21.9 million related to firm quantities of gas and open purchase orders. The natural gas commitments are based on a firm amount of natural gas at market prices. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

TERRA NITROGEN COMPANY, L.P.

14.   Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2011
Net sales	$196.0	$198.6	$203.3	$201.0
Gross margin	125.1	132.8	132.9	133.7
Net earnings	120.9	128.9	128.4	129.8
Net earnings per Common Unit	3.60	3.95	3.91	3.87
2010
Net sales	$118.8	$166.9	$136.0	$142.9
Gross margin	39.6	69.4	39.2	69.4
Net earnings	33.9	66.7	35.2	65.8
Net earnings per Common Unit	1.78	2.22	1.40	2.61

TERRA NITROGEN COMPANY, L.P.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    TNGP's management, with the participation of TNGP's Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, TNGP's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to TNGP's management, including TNGP's Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

TERRA NITROGEN COMPANY, L.P.

Management's Report on Internal Control over Financial Reporting

        TNGP's management is responsible for establishing and maintaining adequate internal control over the Partnership's financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2011. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2011, a copy of which appears on the following page.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited Terra Nitrogen Company, L.P.'s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terra Nitrogen Company, L.P. as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2012

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

Directors

Stephen R. Wilson (age 63)	Mr. Wilson has been a director and Chairman of the Board of TNGP since April 2010. He has served as President and Chief Executive Officer of CF Industries since October 2003. Mr. Wilson joined CF Industries in 1991 as Senior Vice President and Chief Financial Officer, following a lengthy career with Inland Steel Industries, Inc. Mr. Wilson is also a director of CF Industries and Ameren Corporation. The Board of Directors selected Mr. Wilson as a director, among other reasons, because of his extensive knowledge of the nitrogen fertilizer business and industry gained while serving in senior positions with CF Industries over a 20 year career.
Coleman L. Bailey (age 61)
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

TERRA NITROGEN COMPANY, L.P.

Douglas C. Barnard (age 53)	Mr. Barnard has been a director of TNGP since June 2010. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. From January 2001 to July 2003, Mr. Barnard served as an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group (including service from January 2003 to July 2003 in a successor corporation formed to market and sell securities received in the sale of Bcom3 Group). From July 2003 until January 2004, Mr. Barnard was not employed. Previously, from August 2000 to January 2001, he was a partner in the law firm of Kirkland and Ellis. From August 1996 to July 2000, Mr. Barnard was Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. The Board of Directors selected Mr. Barnard as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive legal and corporate governance experience, and his expertise with public company reporting.
Dennis P. Kelleher (age 48)
Dennis P. Kelleher has been a director of TNGP since August 2011. He has served as CF Industries' Senior Vice President and Chief Financial Officer since August 2011. Before joining CF Industries, Mr. Kelleher served as Vice President, Portfolio and Strategy for BP PLC's upstream business. From 2007 to 2010, Mr. Kelleher served as Chief Financial Officer for Pan American Energy LLC. From 2005 to 2007, Mr. Kelleher served as Vice President, Planning and Performance Management for BP PLC's upstream business. Mr. Kelleher was employed as a senior accountant at Arthur Andersen & Co. early in his career. He holds a B.S. degree in accountancy from the University of Illinois and a M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. He is a certified public accountant. The Board of Directors selected Mr. Kelleher as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive financial and accounting expertise.

TERRA NITROGEN COMPANY, L.P.

Michael A. Jackson (age 57)	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He has served as Chief Marketing and Strategy Officer of Trupointe Cooperative since September 2011. Prior to joining Trupointe Cooperative, Mr. Jackson served as the Chief Executive Officer and President of Adayana, Inc. from April 2008 to May 2011 and served as Chief Operating Officer of Adayana, Inc. from February 2006 to April 2008. Mr. Jackson was Chief Executive Officer and President of Agri Business Group, Inc., which he founded in 1979, until its merger with Adayana, Inc. in October 2005. The Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the Chief Marketing and Strategy Officer of Trupointe Cooperative and as President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc. Mr. Jackson is also a director of Renewable Energy Group, Inc.
Anne H. Lloyd (age 50)
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

TERRA NITROGEN COMPANY, L.P.

W. Anthony Will (age 46)	Mr. Will has been a director of TNGP since June 2010. He has served as CF Industries' Senior Vice President, Manufacturing and Distribution, since January 1, 2012. He was previously CF Industries' Vice President, Manufacturing and Distribution, from March 2009 to December 2011 and CF Industries' Vice President, Corporate Development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner with Accenture Ltd., a position he held from April 2005 to December 2006. From January 2002 to August 2004, he was Vice President Business Development of Sears, Roebuck and Company. From January 2007 to March 2007 and from September 2004 to March 2005, Mr. Will was not employed. From January 2001 to January 2002, Mr. Will was a consultant with Egon Zehnder International, a global consulting firm. Previously, from October 1998 to January 2001, he served as Vice President, Strategy and Corporate Development, of Fort James Corporation, a global paper and consumer products company. Prior to joining Fort James, Mr. Will was a manager with the Boston Consulting Group, a global strategy consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. The Board of Directors selected Mr. Will as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive experience in fertilizer manufacturing and distribution.
Principal Operating Executive Officers
Stephen R. Wilson (age 63)
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
Dennis P. Kelleher (age 48)
Mr. Kelleher has been Senior Vice President and Chief Financial Officer of TNGP since August 2011. He has served as Senior Vice President and Chief Financial Officer of CF Industries since August 2011. Before joining CF Industries, Mr. Kelleher served as Vice President, Portfolio and Strategy for BP PLC's upstream business. From 2007 to 2010, Mr. Kelleher served as Chief Financial Officer for Pan American Energy LLC. From 2005 to 2007, Mr. Kelleher served as Vice president, Planning and Performance Management for BP PLC's upstream business. Mr. Kelleher was employed as a senior accountant at Arthur Andersen & Co. early in his career. He holds a B.S. degree in accountancy from the University of Illinois and a M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. He is a certified public accountant.

TERRA NITROGEN COMPANY, L.P.

Douglas C. Barnard (age 53)	Mr. Barnard has been Senior Vice President, General Counsel, and Secretary of TNGP since January 2012 and was previously Vice President, General Counsel, and Secretary of TNGP from April 2010 to January 2012. He has served as Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. From January 2001 to July 2003, Mr. Barnard served as an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group (including service from January 2003 to July 2003 in a successor corporation formed to market and sell securities received in the sale of Bcom3 Group). From July 2003 until January 2004, Mr. Barnard was not employed. Previously, from August 2000 to January 2001, he was a partner in the law firm of Kirkland and Ellis. From August 1996 to July 2000, Mr. Barnard was Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago and is a graduate of Harvard Business School's Advance Management Program.
Bert A. Frost (age 47)
Mr. Frost has been Senior Vice President, Sales and Market Development of TNGP since January 2012 and was previously Vice President, Sales and Market Development of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Sales and Market Development since January 2012 and was previously CF Industries' Vice President, Sales and Market Development from January 2009 to December 2011. Before joining CF Industries in November 2008, Mr. Frost spent over 13 years with Archer Daniels Midland Company, where he served most recently as Managing Director—International Fertilizer/Inputs from June 2008 to November 2008 and Director—Fertilizer, Logistics and Ports Divisions, ADM—Brazil from April 2000 to June 2008. Earlier in his career, Mr. Frost held positions of increasing responsibility at Archer Daniels Midland and Koch Industries, Inc. He holds a B.S. degree from Kansas State University.

TERRA NITROGEN COMPANY, L.P.

Richard A. Hoker (age 47)	Mr. Hoker has been Vice President and Corporate Controller of TNGP since April 2010 and served as director of TNGP from September 2010 until August 2011. He has served as CF Industries' Vice President and Corporate Controller since November 2007. Before joining CF Industries, Mr. Hoker spent over 11 years with Sara Lee Corporation, where he served most recently as Vice President and Controller from January 2007 to November 2007 and Principal Accounting Officer from July 2007 to November 2007. Prior to being named Controller, Mr. Hoker held other financial management positions of increasing responsibility at Sara Lee. Prior to joining Sara Lee, Mr. Hoker was a member of the financial advisory services consulting group at Coopers & Lybrand LLP in Chicago (now PricewaterhouseCoopers) and previously led teams in the firm's audit practice. Mr. Hoker holds a B.S. degree in accounting from DePaul University and an M.B.A. degree in finance and accounting from the University of Chicago. He is also a certified public accountant.
Wendy S. Jablow Spertus (age 49)
Ms. Jablow Spertus has been Senior Vice President, Human Resources of TNGP since January 2012 and was previously Vice President, Human Resources of TNGP from April 2010 to January 2012. She has served as CF Industries' Senior Vice President, Human Resources, since January 2012 and was previously CF Industries' Vice President, Human Resources from August 2007 to December 2011. Prior to joining CF Industries, Ms. Jablow Spertus served as the Chief Human Resources Officer of Fenwal, Inc., a medical device manufacturer, from December 2006 to July 2007. From April 2006 to July 2006, she served as Vice President, Human Resources, of The Boler Company, a manufacturer of truck and suspension systems. Ms. Jablow Spertus spent the previous eight years with Ideal Industries, Inc., an electrical equipment manufacturer and technology design company, where she served as Vice President, Human Resources and Administration, from February 1998 to February 2006 and for six concurrent years as Vice president and General Manager of Ideal Industries' DataComm business unit. During March 2006 and from August 2006 to December 2006, Ms. Jablow Spertus was not employed. Ms. Jablow Spertus holds a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. degree from the University of Michigan. She is also a certified public accountant.

TERRA NITROGEN COMPANY, L.P.

Philipp P. Koch (age 60)	Mr. Koch has been Senior Vice President, Supply Chain of TNGP since January 2012 and was previously Vice President, Supply Chain of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Supply Chain, since January 2012. He was previously CF Industries' Vice President, Supply Chain, from January 2008 to January 2012 and CF Industries' Vice President, Raw Materials Procurement, from July 2003 to January 2008. Before joining CF Industries, Mr. Koch spent nearly 25 years in the energy industry with Amoco Corporation and BP PLC from January 1980 to July 2003. Mr. Koch has a B.A. degree from Greenville College and an M.B.A. degree from DePaul University.
W. Anthony Will (age 46)
Mr. Will has been Senior Vice President, Manufacturing and Distribution of TNGP since January 2012 and was previously Vice President, Manufacturing and Distribution of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Manufacturing and Distribution, since January 2012. He was previously CF Industries' Vice President, Manufacturing and Distribution, from March 2009 to December 2011 and was previously CF Industries' Vice President, Corporate Development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner with Accenture Ltd., a position he held from April 2005 to December 2006. From January 2002 to August 2004, he was Vice President Business Development of Sears, Roebuck and Company. From January 2007 to March 2007 and from September 2004 to March 2005, Mr. Will was not employed. From January 2001 to January 2002, Mr. Will was a consultant with Egon Zehnder International, a global consulting firm. Previously, from October 1998 to January 2001, he served as Vice President, Strategy and Corporate Development, of Fort James Corporation, a global paper and consumer products company. Prior to joining Fort James, Mr. Will was a manager with the Boston Consulting Group, a global strategy consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.

TERRA NITROGEN COMPANY, L.P.

Lynn F. White (age 59)	Mr. White has been Vice President, Corporate Development of TNGP since April 2010. He served as Vice President, Corporate Development of CF Industries since June 2009. Before joining CF Industries, Mr. White was the founder and managing director of Twemlow Group LLC, a consulting firm he established in January 2008. Prior to that time, he held a number of executive positions with Deere & Company from May 2000 through December 2007, where he served most recently as President, John Deere Agri Services from May 2005 through October 2007, and Vice President, Global AgServices from May 2000 through May 2005. Earlier in his career, he was Senior Vice President, Corporate Development for IMC Global Inc. and held several executive positions at FMC Corporation. He holds a BA from California Polytechnic State University, San Luis Obispo and an MBA in Finance and Multinational Enterprise from the Wharton Graduate School of Business at the University of Pennsylvania.

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

Meetings of the Board

        The Board of Directors held four regular meetings in 2011. Each director attended 100 percent of the total meetings of the board and board committees of which he or she was a member.

Audit Committee

        In 2011, the Audit Committee of the Board of Directors of TNGP met four times. It is currently composed of Ms. Lloyd (Chairman) and Messrs. Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the General Partner's Board of Directors on October 24, 2011, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

        In 2011, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met three times and is currently composed of Messrs. Bailey (Chairman), Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence

TERRA NITROGEN COMPANY, L.P.

requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Corporate Governance Guidelines of the Board of Directors establishes that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the Board of Directors' duties. The Corporate Governance Guidelines also establishes that the Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.

        The Board of Directors has determined that the above mentioned policy has been implemented appropriately when, and has been effective in, determining the qualifications of potential director candidates to the Board of Directors.

        The current Nominating and Corporate Governance Committee Charter was adopted by the General Partner's Board of Directors on October 24, 2011, and is reviewed annually by the Nominating and Corporate Governance Committee. A copy can be viewed on CF Industries' Web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request as described in Item 1, Business—Overview of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than 10 percent of beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2011 in a timely manner.

Corporate Governance Matters

        TNGP has adopted Corporate Governance Guidelines which meet the requirements of the NYSE and apply to TNGP's directors, executive officers (including its principal executive officer and principal financial officer) and other employees. Because TNGP is a wholly-owned subsidiary of CF Industries whose employees are all employees of CF Industries, the CF Industries' Code of Business Conduct applies to TNGP's executive officers (including its principal executive officer and principal financial officer) and other employees. In addition, the CF Industries Code of Business Conduct applies to TNGP's non-management directors in the same fashion as it applies to CF Industries' non-management directors. The CF Industries Code of Business Conduct also meets the requirements of the NYSE. A copy of the Corporate Governance Guidelines and CF Industries' Code of Business Conduct can be viewed on CF Industries' web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance". A copy of each is also available in print upon request by following the directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.

TERRA NITROGEN COMPANY, L.P.

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

        During 2011, in accordance with the Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the board without management or management directors. The executive sessions are held at board meetings and the independent directors choose one of the independent directors to lead the discussion and preside at each such meeting.

Communication

        Interested parties who wish to communicate a message to the board, the independent directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 4 Parkway North, Suite 400, Deerfield, IL 60015-2590.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not have any executive officers or employees. Instead, we are managed by our General Partner, TNGP, the executive officers of which are employees of CF Industries or its subsidiaries. CF Industries owns approximately 75 percent of the outstanding common units representing our limited partnership interests and CF Industries is also the indirect 100 percent owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from CF Industries. The compensation committee of the Board of Directors of CF Industries is responsible for the compensation decisions relating to the executive officers of TNGP. The Board of Directors of TNGP does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP's executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by CF Industries, see the Schedule 14A definitive proxy statement of CF Industries Holdings, Inc., which will be filed with the Securities and Exchange Commission (SEC) when available.

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

        Since we have no executive officers or employees, all employment-related functions, including production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions are provided to us by employees of CF Industries or other affiliates of CF Industries.

        We reimburse CF Industries for a portion of the compensation expenses it incurs with respect to TNGP's executive officers and other employees of CF Industries and its affiliates who provide services to us. Compensation expenses for production and manufacturing services are charged directly to us based on actual costs. Compensation expenses for selling and general and administrative related

TERRA NITROGEN COMPANY, L.P.

functions, including the compensation of the TNGP's executive officers, are reimbursed based on a quarterly fixed fee arrangement.

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

Respectfully submitted,
Stephen R. Wilson, Chairman
Coleman L. Bailey
Douglas C. Barnard
Michael A. Jackson
Dennis P. Kelleher
Anne H. Lloyd
W. Anthony Will

TERRA NITROGEN COMPANY, L.P.

SUMMARY COMPENSATION TABLE

        Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2011.

DIRECTOR COMPENSATION

        TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the "TNGP Board") for the fiscal year ended December 31, 2011.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2)	Total
Bailey, C.	$59,300	$140,792	$200,092
Jackson, M.	$56,800	$121,728	$178,528
Lloyd, A.	$66,800	$110,507	$177,307

(1)
For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under ASC 718 (pre-codification FAS 123R) with respect to TNCLP phantom units granted to each director in 2011. The phantom unit awards granted under Post-2007 Phantom Unit Program will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the vesting date. The phantom unit awards granted under Pre-2008 Phantom Unit Program will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the Director's departure from the TNGP Board. For purposes of this calculation, we assumed that no phantom units would be forfeited.

Director Fees Paid in Cash

        In 2011, each non-employee director of TNGP received an annual retainer of $40,000 (paid quarterly) and board and committee meeting fees of $1,400 per meeting attended. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. Messrs. Wilson, Barnard, Kelleher and Will serve on the TNGP Board and are employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board.

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

Post-2007 Phantom Unit Program

        On October 22, 2007, the TNGP Board adopted a new phantom unit program (the Post-2007 Phantom Unit Program) that provides for an annual grant of phantom units to non-employee directors of TNGP. Pursuant to the Post-2007 Phantom Unit Program, each non-employee director will receive an annual award of a number of phantom units determined by dividing a value fixed by the TNGP Board by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant. Prior to 2011, the grant date value of the annual award fixed by the TNGP Board was $106,000. Beginning with the 2011 grant the grant date value of the annual award was fixed at $90,000. The annual awards are granted upon the first meeting of the TNGP Board each year.

        Each phantom unit granted under the Post-2007 Phantom Unit Program is unvested on the date of grant and will only vest if the director continues to serve on the TNGP Board until the first anniversary of the grant date, at which time the phantom units automatically vest. Upon vesting of phantom units granted under the Post-2007 Phantom Unit Program, the director will be entitled to a cash payment in respect of such phantom units and any additional phantom units received in connection with quarterly distributions to TNCLP common unitholders following the date of grant. The amount paid with respect to each such phantom unit will be equal to the average closing price of common units for the 20-trading-day period immediately preceding the vesting date.

TERRA NITROGEN COMPANY, L.P.

        The first grant of phantom units under the Post-2007 Phantom Unit Program was made on January 15, 2008 to each of the non-employee directors of TNGP. Subsequent grants of phantom units were made in 2009, 2010 and 2011.

Phantom Unit Deferred Compensation Plan

        In December 2009, the Board of Directors adopted the Non-Employee Director Phantom Unit and Deferred Compensation Plan (the Plan), an unfunded plan designed to provide non-employee directors with the opportunity to satisfy the Ownership Guide by deferring receipt of certain compensation earned by the director in the form of phantom units. Newly elected directors have five years to satisfy the Ownership Guide. Under the Plan, each non-employee director may elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25 percent) of phantom units that may be awarded during the following year. The deferral elections made in December 2010 impacted awards made in February 2011, which vested in February 2012.

        The following table sets forth the number of phantom units held by each non-employee director as of the date of this report and awards vested in 2011.

				Number of Phantom Units Currently Held
	Number of Phantom Units Vested in 2011	Value Realized on Vesting ($)
Name				Vested	Unvested
Bailey, C.	1,062.23	$113,340		2,888.62	976.94
Jackson, M.	1,062.23	$113,340		1,437.81	976.94
Lloyd, A.	1,062.23	$113,340	(1)	583.80	976.94

(1)
A portion of the TNGP Director's vested value was deferred under the Plan.

Other Director Compensation

        TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.

Compensation Committee Interlocks and Insider Participation

        TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' 2011 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, and as related to his or her position as a director, except as described under the caption "Certain Relationships and Related Transactions." During 2011, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP's (or its predecessor) Board or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

TERRA NITROGEN COMPANY, L.P.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. Terra Capital, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of CF Industries. Terra LP Holdings LLC owned directly, as of December 31, 2011, 13,889,014 common units of TNCLP. CF Industries and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

        The following table shows the ownership of TNCLP common units and CF Industries common stock as of December 31, 2011 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons) (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Units Beneficially Owned	Percent of Class	Number of CF Industries Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)	13,889,014	75.1%	—	—
CF Industries, Inc.(3)	13,889,014	75.1%	—	—
Terra Industries Inc.(3)	13,889,014	75.1%	—	—
Terra Capital Holdings, Inc.(3)	13,889,014	75.1%	—	—
Terra Capital, Inc.(3)	13,889,014	75.1%	—	—
Terra Nitrogen Corporation(3),(4)	13,889,014	75.1%	—	—
Terra LP Holdings LLC(3)	13,889,014	75.1%	—	—
Terra Nitrogen GP Inc.(5)	—	—	—	—
Stephen R. Wilson	—	—	824,222	1.3%
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	30,606	*
Bert A. Frost	—	—	22,505	*
Richard A. Hoker	—	—	17,133	*
Wendy S. Jablow Spertus	—	—	18,792	*
Michael A. Jackson	—	—	—	—
Dennis P. Kelleher	—	—	5,180	*
Philipp P. Koch	—	—	23,016	*
Anne H. Lloyd	—	—	—	—
Lynn F. White	—	—	10,169	*
W. Anthony Will	—	—	40,243	*
All directors and management as a group (9 persons)	—	—	991,866	1.5%

*
Represents less than 1% of class.

(1)
Each person has sole voting and investment power of all the CF Industries common shares indicated.

(2)
The shares indicated for Messrs. Wilson, Barnard, Frost, Hoker, Kelleher, Koch, White and Will and Ms. Spertus include shares underlying stock options granted under CF Industries' Equity and

TERRA NITROGEN COMPANY, L.P.

  Incentive Plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted.

(3)
By virtue of its ownership of all the outstanding equity of Terra LP Holdings LLC, Terra Nitrogen Corporation may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC. By virtue of its ownership of all the outstanding common stock of Terra Nitrogen Corporation, Terra Capital, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC and Terra Nitrogen Corporation. By virtue of its ownership of all the outstanding common stock of Terra Capital, Inc., Terra Capital Holdings, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc. By virtue of its ownership of all the outstanding common stock of Terra Capital Holdings, Inc. Terra Industries Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc.. By virtue of its ownership of all the outstanding common stock of Terra Industries Inc., CF Industries, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc. By virtue of its ownership of all the outstanding common stock of CF Industries, Inc., CF Industries Holdings, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, Terra Nitrogen Corporation and Terra Capital, Inc.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Our agreement of limited partnership generally provides that whenever a potential conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and the Partnership or any partner or assignee, on the other hand, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all partners, and shall not constitute a breach of the agreement of limited partnership, of any agreement contemplated therein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of the agreement of limited partnership is deemed to be, fair and reasonable to TNCLP.

        In connection with its resolution of any conflict of interest, the General Partner may consider:

  •
  the relative interests of any party involved in such conflict or affected by such action, agreement, transaction or situation and the benefits and burdens relating to such interest;

  •
  any customary or accepted General Partner and industry practices;

  •
  any applicable generally accepted accounting practices or principles; and

  •
  such additional factors as the General Partner determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

        Under our agreement of limited partnership, in the absence of bad faith by the General Partner, the resolution, action or terms so made, taken or provided by the General Partner with respect to any conflict of interest will not constitute a breach of the agreement of limited partnership or any agreement contemplated thereby or any standard of care or duty imposed in the agreement of limited partnership or such other agreements or under any law, rule or regulation.

        Finally, our agreement of limited partnership provides that TNCLP may not lend funds to the General Partner or any of its affiliates (other than the Operating Partnership), except for short-term funds for management purposes.

        Information with respect to certain relationships and related transactions is contained in Notes to the Consolidated Financial Statements, Note 12, Related Party Transactions and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10, Directors and Executive Officers of the Registrant, and is incorporated herein by reference.

TERRA NITROGEN COMPANY, L.P.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

        The following table describes fees for professional audit services rendered by KPMG LLP (KPMG) for the audit of the Partnership's annual financial statements for the years ended December 31, 2011 and 2010 and fees billed for other services rendered by KPMG during those periods.

	KPMG
Type of Fee	2011	2010
Audit Fees(1)	$236,600	$220,000
Audit Related Fees	—	—

Total Audit and Audit Related Fees	236,600	220,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$236,600	$220,000

(1)
Audit Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by KPMG for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

        Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee on April 25, 2011. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee, as provided in its charter.

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
10.8
Lease agreement dated December 29, 2010, by and between Terra Nitrogen Company, L.P., a Delaware limited partnership and CF Industries, Inc., a Delaware corporation, filed as Exhibit 10.1 to TNCLP's Form 8-K dated December 29, 2010, is incorporated herein by reference.
10.9
Tank Car Lease Agreement dated December 29, 2010, by and between Terra Nitrogen Company, L.P., a Delaware limited partnership and CF Industries, Inc., a Delaware corporation, filed as Exhibit 10.2 to TNCLP's Form 8-K dated December 29, 2010, is incorporated herein by reference.
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
10.13
Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit and Deferred Compensation Plan approved by the TNGP Board of Directors, dated December 17, 2009, filed as Exhibit 10.13 to the TNCLP Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.
10.14
Form of Award Agreement under the TNGP Non-Employee Director Phantom Unit and Deferred Compensation Plan, filed as Exhibit 10.14 to the TNCLP Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

TERRA NITROGEN COMPANY, L.P.

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
10.18
Amendment to the General and Administrative Services and Product Offtake Agreement between CF Industries, Inc., a Delaware corporation, Terra Industries Inc., a Maryland corporation, Terra Nitrogen GP Inc., a Delaware corporation and Terra Nitrogen Company, L.P., a Delaware limited partnership, dated September 28, 2010, filed as Exhibit 10.1 to TNCLP's Form 8-K dated September 29, 2010, is incorporated herein by reference.
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
101***
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the year ended December 31, 2011, filed with the SEC on February 27, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*
Filed herewith.

**
Confidential treatment has been granted for portions of the exhibit.

***
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

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner
Date:	February 27, 2012	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 27, 2012 and in the capacities indicated.

Signature	Title
/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board of Terra Nitrogen GP Inc. (Principal Executive Officer)
/s/ DENNIS P. KELLEHER Dennis P. Kelleher	Director, Senior Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. (Principal Financial Officer)
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller of Terra Nitrogen GP Inc. (Principal Accounting Officer)
/s/ COLEMAN L. BAILEY Coleman L. Bailey	Director of Terra Nitrogen GP Inc.
/s/ DOUGLAS C. BARNARD Douglas C. Barnard	Director, Senior Vice President, General Counsel and Secretary of Terra Nitrogen GP Inc.
/s/ MICHAEL A. JACKSON Michael A. Jackson	Director of Terra Nitrogen GP Inc.
/s/ ANNE H. LLOYD Anne H. Lloyd	Director of Terra Nitrogen GP Inc.
/s/ W. ANTHONY WILL W. Anthony Will	Director, Senior Vice President, Manufacturing and Distribution of Terra Nitrogen GP Inc.