Form 10-Q
period 2012-03-31
TERRA NITROGEN CO L P /DE
filed 2012-05-04
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2012 OR
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

        At the close of business on May 3, 2012 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2012	December 31, 2011
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$168.7	$179.8
Demand deposits with affiliates of the General Partner	—	8.6
Accounts receivable, net	0.7	0.6
Inventories, net	18.2	17.3
Prepaid expenses and other current assets	0.2	—

Total current assets	187.8	206.3
Property, plant and equipment, net	89.8	87.8
Other assets	6.9	6.6

Total assets	$284.5	$300.7

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$14.6	$18.4
Due to affiliates of the General Partner	2.7	—
Other current liabilities	23.3	12.0

Total current liabilities	40.6	30.4

Noncurrent liabilities	1.6	1.0
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	220.8	234.8
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	0.9	1.1
General partner's interest	20.6	33.4

Total partners' capital	242.3	269.3

Total liabilities and partners' capital	$284.5	$300.7

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2012	2011
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$196.5	$195.8
Other income from an affiliate of the General Partner	0.1	0.1
Other income	0.3	0.1

Total	196.9	196.0
Cost of goods sold:
Materials, supplies and services	62.8	65.8
Services provided by the affiliates of the General Partner	4.9	5.1

Gross margin	129.2	125.1
Selling, general and administrative services provided by the affiliates of the General Partner	3.7	3.5
Other general and administrative expenses	1.3	0.7

Earnings from operations	124.2	120.9

Net earnings	$124.2	$120.9

Allocation of net earnings:
General Partner	$53.1	$53.2
Class B Common Units	1.2	1.1
Common Units	69.9	66.6

Net earnings	$124.2	$120.9

Net earnings per common unit	$3.78	$3.60

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2012	2011
	(in millions)
Operating Activities
Net earnings	$124.2	$120.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4.5	5.4
Non-cash loss (gain) on derivatives	11.3	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	(0.1)	32.2
Inventories	(0.8)	10.9
Accounts payable and accrued expenses	(3.8)	(2.3)
Due to affiliates of the General Partner	2.7	—
Customer advances	—	(28.1)
Other assets and liabilities	(0.1)	0.6

Net cash provided by operating activities	137.9	138.4

Investing Activities
Additions to property, plant and equipment	(6.4)	(3.2)
Changes in demand deposits with affiliates of the General Partner	8.6	(4.6)

Net cash provided by (used in) investing activities	2.2	(7.8)

Financing Activities
Partnership distributions paid	(151.2)	(33.7)

Net cash used in financing activities	(151.2)	(33.7)

(Decrease) increase in cash and cash equivalents	(11.1)	96.9
Cash and cash equivalents at beginning of period	179.8	124.8

Cash and cash equivalents at end of period	$168.7	$221.7

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at January 1, 2011	$208.5	$0.6	$0.9	$210.0
Net earnings	66.6	1.1	53.2	120.9
Distributions	(25.1)	(0.3)	(8.3)	(33.7)

Partners' capital at March 31, 2011	$250.0	$1.4	$45.8	$297.2

Partners' capital at January 1, 2012	$234.8	$1.1	$33.4	$269.3
Net earnings	69.9	1.2	53.1	124.2
Distributions	(83.9)	(1.4)	(65.9)	(151.2)

Partners' capital at March 31, 2012	$220.8	$0.9	$20.6	$242.3

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation. Ownership of TNCLP is represented by the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of March 31, 2012, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries Holdings through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of March 31, 2012.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2011, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

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

        Throughout this document, the terms "affiliate of the General Partner" and "affiliates of the General Partner" refer to CF Industries, Inc. (CF Industries), a wholly-owned subsidiary of CF Industries Holdings, Inc., consolidated subsidiaries of CF Industries, or both, including TNGP.

        In our Consolidated Balance Sheet as of December 31, 2011, we have reclassified certain balances related to plant turnaround assets and non-current catalysts to "Property, plant and equipment, net" to be consistent with the current year's presentation. The total amount reclassified to "Property, plant and equipment, net" as of December 31, 2011 was $10.5 million (net of depreciation and amortization). Additionally we have reclassified certain other balances related to spare parts used in our manufacturing process which had previously be presented in "Inventories, net" to "Other assets" to be consistent with the current year's presentation. The total amount reclassified from "Inventories, net" as

TERRA NITROGEN COMPANY, L.P.

of December 31, 2011 was $4.7 million. As a result of the reclassification involving property, plant and equipment, we have also reclassified certain amounts on our Consolidated Statement of Cash Flows for the three months ended March 31, 2011, among "Depreciation and amortization" and "Other assets and liabilities" in operating activities and "Additions to property, plant and equipment" in investing activities. The net reclassification between operating and investing activities during 2011 was $0.3 million.

2. Summary of Significant Accounting Policies

        For a complete discussion of the Partnership's significant accounting policies, refer to the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.

3. New Accounting Standards

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board (FASB) Accounting Standards Codification, and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In May 2011, the FASB issued a standard that is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (ASU No. 2011-04). This standard clarifies the application of existing fair value measurement requirements including guidance on (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity's shareholders' equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the fair value sensitivities to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this standard did not have a significant impact on our consolidated financial statements.

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that all comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of partners' capital. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a significant impact on our consolidated financial statements.

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner

TERRA NITROGEN COMPANY, L.P.

determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances were cash deposits received from customers which did not increase Available Cash until such time as the customer's order was shipped and the revenue was earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. In the three months ended March 31, 2012 and 2011, we paid partnership distributions of $151.2 million and $33.7 million, respectively.

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

        On May 3, 2012, we announced a $4.00 cash distribution per common limited partnership unit, payable on May 30, 2012 to holders of record as of May 15, 2012. In the first quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        At March 31, 2012, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5. Net Earnings per Limited Partner Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in millions, except per-unit amounts)
Net earnings	$124.2	$120.9
Net earnings allocable to General Partner	(53.1)	(53.2)
Net earnings allocable to Class B Common Units	(1.2)	(1.1)

Net earnings allocable to common units	$69.9	$66.6

Weighted average units outstanding	18.5	18.5

Net earnings per common unit	$3.78	$3.60

        There were no dilutive TNCLP units outstanding for the three months ended March 31, 2012 and 2011.

6. Inventories, net

        Inventories, net consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Materials and supplies	$15.7	$13.9
Finished goods	2.5	3.4

Total	$18.2	$17.3

7. Derivative Financial Instruments

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile, and we hedge a portion of our natural gas production requirements through the use of financial derivative contracts that reference physical natural gas prices or approximate NYMEX futures contract prices.

        The natural gas derivatives that we use are primarily fixed price swaps. This type of swap is a contract with a third party to exchange cash based on the difference between a fixed price and a designated index price in the future. Generally, an increase in the price of natural gas will result in a gain on a purchased swap, while a decline in natural gas prices will result on a loss on a purchased swap.

        Natural gas derivative contract prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset changes in the

TERRA NITROGEN COMPANY, L.P.

market price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

        We report derivatives on our consolidated balance sheet at fair value with changes in fair value recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments, with resulting gains and losses recorded in cost of sales.

	Three months ended March 31,
	2012	2011
	(in millions)
Realized losses	$(7.0)	$(1.9)
Unrealized mark-to-market gains (losses)	(11.3)	1.2

Net derivative losses	$(18.3)	$(0.7)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	March 31, 2012	December 31, 2011
	(in millions)
Unrealized gains in other current assets	$—	$—
Unrealized losses in other current liabilities	(23.3)	(12.0)

Net unrealized derivative losses	$(23.3)	$(12.0)

        As of March 31, 2012 and December 31, 2011, we had open derivative contracts for 20.0 million MMBtus and 27.0 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2012, we used derivatives to cover approximately 74% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited or received when predetermined unrealized gain or loss thresholds are exceeded. At both March 31, 2012 and December 31, 2011, we had no cash collateral on deposit for derivative contracts.

        As of March 31, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $23.3 million and $12.0 million, respectively, for which we had no cash collateral on deposit.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At March 31, 2012 and December 31, 2011, our exposure to credit loss from nonperformance by counterparties to derivative instruments was insignificant. Our credit risk is controlled through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

TERRA NITROGEN COMPANY, L.P.

        Our derivatives do not have significant credit risk related contingent features that would require us to settle the derivatives or post collateral upon the occurrence of a credit event.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of March 31, 2012 and December 31, 2011.

	Balances as of March 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$168.7	$168.7	$—	$—

Total assets at fair value	$168.7	$168.7	$—	$—

Unrealized losses on natural gas derivatives	$(23.3)	$—	$(23.3)	$—

Total liabilities at fair value	$(23.3)	$—	$(23.3)	$—

	Balances as of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$179.8	$179.8	$—	$—

Total assets at fair value	$179.8	$179.8	$—	$—

Unrealized losses on natural gas derivatives	$(12.0)	$—	$(12.0)	$—

Total liabilities at fair value	$(12.0)	$—	$(12.0)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of March 31, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

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

TERRA NITROGEN COMPANY, L.P.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Land	$1.6	$1.6
Building and improvements	7.3	7.3
Plant and equipment	303.5	302.8
Construction in progress	8.7	3.0

	321.1	314.7
Less: Accumulated depreciation and amortization	231.3	226.9

	$89.8	$87.8

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred and are included in "Plant and equipment" in the table above. The following is a summary of plant turnaround activity for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$6.5	$13.4
Additions	—	0.6
Depreciation	(0.8)	(2.1)

Ending balance	$5.7	$11.9

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

General Administrative Services and Product Offtake Agreement

        On January 1, 2011, pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), the Partnership began to sell all of

TERRA NITROGEN COMPANY, L.P.

its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. When the product offtake component of the Services and Offtake Agreement became effective on January 1, 2011, we recognized revenue of $15.3 million from the sale of product inventory outside the plant gate to an affiliate of the General Partner. The product offtake component of the Services and Offtake Agreement was effective for a one one-year term starting as of January 1, 2011 and the Services and Offtake Agreement is extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us were $4.9 million and $5.1 million, for the three months ended March 31, 2012 and 2011, respectively. We report these expenses as services provided by the affiliates of the General Partner in cost of goods sold.

Allocated Charges

        CF Industries also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. The portion of these expenses allocated to the General Partner is charged to us. Allocated expenses charged to us for the three months ended March 31, 2012 and 2011 were $3.7 million and $3.5 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

Demand Deposits with and Amounts Due to Affiliates of the General Partner

        Our cash is collected and our expenditures are paid by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf are transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner is both a debtor and creditor to us. At March 31, 2012, we had a balance due to affiliates of the General Partner of $2.7 million. At December 31, 2011, we had a demand deposit balance with affiliates of the General Partner of $8.6 million.

Leases

        Effective on January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by such affiliate of the General Partner related to the use, occupancy and operation of the facilities. The lease is market based, initially was effective for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal. Also effective January 1, 2011, we leased certain of our rail cars to an affiliate of the General Partner for quarterly market based rental payments of $3,600 per car. This lease also was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal. We received rental income of $0.1 million for each of the three month periods ended March 31, 2012 and 2011.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s (TNCLP, we, our or us) annual consolidated financial statements and related notes, which are included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2012, as well as our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report.

        The section entitled "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2012, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should read and consider carefully those risks, in addition to the other information in this report and in our other filings with the SEC.

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation.

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

        Throughout this document, the terms "affiliate of the General Partner" and "affiliates of the General Partner" refer to CF Industries, Inc. (CF Industries), a wholly-owned subsidiary of CF Industries Holdings, Inc., consolidated subsidiaries of CF Industries, or both, including TNGP.

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. CF Industries is obligated to take all of the production from our Verdigris manufacturing facility and, together with its affiliates, provides certain services to us, including production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries Holdings' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

Introduction

        In this discussion and analysis, we explain our business in the following areas:

  •
  Company Overview;

  •
  Results of Operations; and

TERRA NITROGEN COMPANY, L.P.

  •
  Liquidity and Capital Resources

Company Overview

        Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). On January 1, 2011, pursuant to the Services and Offtake Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended March 31, 2012 of $124.2 million on net sales of $196.9 million, compared with net earnings for the three months ended March 31, 2011 of $120.9 million on net sales of $196.0 million. Net earnings per common unit for the three months ended March 31, 2012 were $3.78 compared with $3.60 for the three months ended March 31, 2011.

        The following table shows the results of operations for the three month ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Change	Percent
	(in millions, except per unit amounts)
Net sales	$196.9	$196.0	$0.9	0%
Cost of goods sold	67.7	70.9	(3.2)	(5)%

Gross margin	129.2	125.1	4.1	3%
Gross margin percentage	65.6%	63.8%
Selling, general and administrative expenses	5.0	4.2	0.8	19%

Operating earnings	124.2	120.9	3.3	3%

Net earnings	$124.2	$120.9	$3.3	3%

Net earnings allocable to Common Units	$69.9	$66.6	$3.3	5%
Net earnings per Common Unit	$3.78	$3.60	$0.18	5%

TERRA NITROGEN COMPANY, L.P.

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volumes and average selling prices for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012		2011
	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)
Ammonia	95	$517	108	$414
UAN(1)	506	$291	584	$258
Cost of natural gas ($ per MMBtu)(2)	—	$3.37	—	$4.30

(1)
The nitrogen content of UAN is 32% by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

First Quarter of 2012 Compared to the First Quarter of 2011

        Our net sales for the first quarter of 2012 were $196.9 million, an increase of $0.9 million, from the first quarter of 2011 net sales of $196.0 million. The slight increase was due to higher average UAN and ammonia sales prices of 13% and 25%, respectively, offset by lower UAN and ammonia sales volumes of 13% and 12%, respectively. Selling prices for ammonia increased from an average of $414 per ton in the three months ended March 31, 2011 to $517 per ton in the three months ended March 31, 2012, while selling prices for UAN increased from an average of $258 per ton in the three months ended March 31, 2011 to $291 per ton in the three months ended March 31, 2012. The increase in fertilizer selling prices in the first quarter of 2012 was due to a favorable agricultural marketplace which featured an early start to the application season, strong grain pricing and the anticipation of large planted acres in 2012. These factors lead to strong demand for nitrogen products in North America and globally.

        Unit volume for UAN decreased from 584,000 tons in the first quarter of 2011 to 506,000 in the first quarter of 2012. Unit volume for ammonia decreased from 108,000 tons in the first quarter of 2011 to 95,000 tons in the first quarter of 2012. Unit volume was impacted in the first quarter of 2011 by the implementation of the Services and Offtake Agreement at January 1, 2011 which resulted in a one-time additional 59,000 tons of UAN and 5,000 tons of ammonia being sold upon the adoption of the new agreement. For additional information, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions. Additionally, these declines were impacted by modestly lower production in the first quarter of 2012 and lower inventory available for sale entering 2012.

        Total cost of sales averaged approximately $112 per ton in the first quarter 2012 compared to $102 per ton in the same period of 2011. The 10% increase in cost of sales per ton compared to the prior year quarter was primarily due to unrealized mark-to-market losses on derivatives in the current year partially offset by lower realized natural gas costs. For the three months ended March 31, 2012 and 2011, we recognized a mark-to-market loss (gain) of $11.3 million and $(1.2) million, respectively.

        Our gross margin was $129.2 million in the first quarter of 2012 compared to $125.1 million in the first quarter of 2011. Gross margin increased as compared to the prior year quarter due to higher average selling prices, partially offset by lower unit volumes. Gross margin as a percent of sales increased to 65.6% during the first quarter of 2012 from 63.8% during the first quarter of 2011.

TERRA NITROGEN COMPANY, L.P.

        Selling, general and administrative costs were $5.0 million in the first quarter of 2012, an increase of $0.8 million from the first quarter of 2011 primarily due to higher corporate charges.

        Our net earnings were $124.2 million in the first quarter of 2012, an increase of $3.3 million, or 3%, as compared to $120.9 million in the first quarter of 2011. Net earnings increased primarily due to higher gross margin, partially offset by higher selling, general and administrative costs in the quarter.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround and capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at March 31, 2012 was $168.7 million, a decrease of $11.1 million from the balance of $179.8 million at December 31, 2011. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

        Our cash is collected and our expenditures are paid by CF Industries. Cash receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in millions)
Total cash provided by (used in):
Operating activities	$137.9	$138.4
Investing activities	2.2	(7.8)
Financing activities	(151.2)	(33.7)

(Decrease) increase in cash and cash equivalents	$(11.1)	$96.9

Operating Activities

        Net cash provided by operating activities was $137.9 million for the first three months of 2012 compared to $138.4 million in 2011. The $0.5 million decrease in cash provided by operating activities in 2011 was primarily due to an increase in cash invested in working capital partially offset by an increase in net earnings. Net earnings included noncash depreciation and amortization expense of $4.5 million and $5.4 million during the three months ended March 31, 2012 and 2011, respectively, and a noncash unrealized loss (gain) on derivatives of $11.3 million and $(1.2) million, respectively.

Investing Activities

        Net cash provided by (used in) investing activities was $2.2 million for the first three months of 2012 compared to $(7.8) million in 2011. The $10.0 million decrease in cash used in investing activities in 2012 was primarily due to a decrease in demand deposits with affiliates of the General Partner partially offset by an increase in capital expenditures. Additions to property, plant and equipment were $6.4million and $3.2 million during the three months ended March 31, 2012 and 2011, respectively.

TERRA NITROGEN COMPANY, L.P.

Financing Activities

        Net cash used in financing activities was $151.2 million for the first three months of 2012 compared to $33.7 million in 2011, and consists of distributions to our unit holders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

Capital Expenditures

        Capital expenditures totaled $6.4 million and $3.2 million during the three months ended March 31, 2012 and 2011, respectively. Capital expenditures for 2012 increased due to initial spending on projects previously approved. We expect to make capital expenditures in the range of $70 million to $100 million in 2012, including planned turnaround activity later in 2012. This will result in a loss of production during the turnaround. Increases in capital expenditures will reduce the Available Cash for unit holder distributions in 2012.

        Planned capital expenditures for 2012 are estimated and therefore subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our operations.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances were cash deposits received from customers which did not increase Available Cash until such time as the customer's order was shipped and the revenue was earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. In the three months ended March 31, 2012 and 2011, we paid partnership distributions of $151.2 million and $33.7 million, respectively.

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

TERRA NITROGEN COMPANY, L.P.

        On May 3, 2012, we announced a $4.00 cash distribution per common limited partnership unit, payable on May 30, 2012 to holders of record as of May 15, 2012. In the first quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At March 31, 2012, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2012, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Our cash is collected and our expenditures are paid by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf are transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner is both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The natural gas derivatives that we use are primarily fixed price swaps. This type of swap is a contract with a third party to exchange cash based on the difference between a fixed price and a designated index price in the future. Generally, an increase in the price of natural gas will result in a gain on a purchased swap, while a decline in natural gas prices will result on a loss on a purchased swap.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited or received when predetermined unrealized loss or gain thresholds are exceeded. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. Credit risk is controlled through the

TERRA NITROGEN COMPANY, L.P.

use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

Contractual Obligations

        At March 31, 2012, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        As of March 31, 2012 and December 31, 2011, we had open derivative contracts for 20.0 million MMBtus and 27.0 million MMBtus of natural gas, respectively. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our March 31, 2012 derivative positions by $20.0 million.

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

        In the second quarter of 2010, CF Industries Holdings completed its acquisition of Terra Industries Inc. We are currently integrating our processes, technology and operations with those of CF Industries Holdings and will continue to evaluate our internal control over financial reporting as we execute these activities. Until these activities are completed, we will maintain the operational integrity of each entity's legacy internal controls over financial reporting.

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

TERRA NITROGEN COMPANY, L.P.

FORWARD-LOOKING STATEMENTS

        From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this report.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our Form 10-K, filed with the SEC on February 27, 2012. Such factors include, among others:

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

  •
  CF Industries' ability to implement a new enterprise resource planning system and complete other system integration activities;

  •
  our inability to predict seasonal demand for our products accurately;

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

TERRA NITROGEN COMPANY, L.P.

  •
  limited access to capital;

  •
  acts of terrorism and regulations to combat terrorism;

  •
  deterioration of global market and economic conditions;

  •
  risks related to our dependence on and relationships with CF Industries;

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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: May 4, 2012	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 4, 2012	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)