Form 10-Q
period 2012-06-30
TERRA NITROGEN CO L P /DE
filed 2012-08-07
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2012 OR
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

        At the close of business on August 6, 2012 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2012	December 31, 2011
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$172.7	$179.8
Demand deposits with affiliates of the General Partner	2.3	8.6
Accounts receivable, net	0.7	0.6
Inventories, net	20.0	17.3
Prepaid expenses and other current assets	0.1	—

Total current assets	195.8	206.3
Property, plant and equipment, net	90.4	87.8
Other assets	6.5	6.6

Total assets	$292.7	$300.7

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$16.2	$18.4
Other current liabilities	9.5	12.0

Total current liabilities	25.7	30.4

Noncurrent liabilities	1.4	1.0
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	233.4	234.8
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.1	1.1
General partner's interest	31.1	33.4

Total partners' capital	265.6	269.3

Total liabilities and partners' capital	$292.7	$300.7

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$195.4	$198.2	$391.9	$394.0
Other income from an affiliate of the General Partner	0.2	0.2	0.3	0.4
Other income	—	0.2	0.3	0.2

Total	195.6	198.6	392.5	394.6
Cost of goods sold:
Materials, supplies and services	31.1	61.3	93.9	127.1
Services provided by the affiliates of the General Partner	5.7	4.5	10.6	9.6

Gross margin	158.8	132.8	288.0	257.9
Selling, general and administrative services provided by the affiliates of the General Partner	3.8	3.5	7.5	7.0
Other general and administrative expenses	0.2	0.4	1.5	1.1

Earnings from operations	154.8	128.9	279.0	249.8

Net earnings	$154.8	$128.9	$279.0	$249.8

Allocation of net earnings:
General Partner	$66.8	$54.5	$119.9	$107.7
Class B Common Units	1.5	1.3	2.7	2.4
Common Units	86.5	73.1	156.4	139.7

Net earnings	$154.8	$128.9	$279.0	$249.8

Net earnings per common unit	$4.67	$3.95	$8.45	$7.55

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2012	2011
	(in millions)
Operating Activities
Net earnings	$279.0	$249.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9.2	11.6
Non-cash (gain) loss on derivatives	(2.5)	2.6
Changes in operating assets and liabilities:
Accounts receivable	(0.1)	32.5
Inventories	(2.7)	3.9
Accounts payable and accrued expenses	(2.2)	0.9
Customer advances	—	(57.6)
Other assets and liabilities	0.3	0.6

Net cash provided by operating activities	281.0	244.3

Investing Activities
Additions to property, plant and equipment	(11.7)	(4.9)
Changes in demand deposits with affiliates of the General Partner	6.3	(15.3)

Net cash used in investing activities	(5.4)	(20.2)

Financing Activities
Partnership distributions paid	(282.7)	(196.4)

Net cash used in financing activities	(282.7)	(196.4)

(Decrease) increase in cash and cash equivalents	(7.1)	27.7
Cash and cash equivalents at beginning of period	179.8	124.8

Cash and cash equivalents at end of period	$172.7	$152.5

See Accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at January 1, 2011	$208.5	$0.6	$0.9	$210.0
Net earnings	139.7	2.4	107.7	249.8
Distributions	(114.7)	(1.9)	(79.8)	(196.4)

Partners' capital at June 30, 2011	$233.5	$1.1	$28.8	$263.4

Partners' capital at January 1, 2012	$234.8	$1.1	$33.4	$269.3
Net earnings	156.4	2.7	119.9	279.0
Distributions	(157.8)	(2.7)	(122.2)	(282.7)

Partners' capital at June 30, 2012	$233.4	$1.1	$31.1	$265.6

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries Holdings), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of June 30, 2012, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries Holdings through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of June 30, 2012.

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

        In our Consolidated Balance Sheet as of December 31, 2011, we have reclassified certain balances related to plant turnaround assets and non-current catalysts to "Property, plant and equipment, net" to be consistent with the current year's presentation. The total amount reclassified to "Property, plant and equipment, net" as of December 31, 2011 was $10.5 million (net of depreciation and amortization). Additionally we have reclassified certain other balances related to spare parts used in our manufacturing process which had previously been presented in "Inventories, net" to "Other assets" to be consistent with the current year's presentation. The total amount reclassified from "Inventories, net"

TERRA NITROGEN COMPANY, L.P.

as of December 31, 2011 was $4.7 million. As a result of the reclassification involving property, plant and equipment, we have also reclassified certain amounts on our Consolidated Statement of Cash Flows for the six months ended June 30, 2011, among "Depreciation and amortization" and "Other assets and liabilities" in operating activities and "Additions to property, plant and equipment" in investing activities. The net reclassification between operating and investing activities during 2011 was $0.7 million.

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

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner

TERRA NITROGEN COMPANY, L.P.

determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances were cash deposits received from customers which did not increase Available Cash until such time as the customer's order was shipped and the revenue was earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. During the six months ended June 30, 2012 and 2011, we paid partnership distributions of $282.7 million and $196.4 million, respectively.

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

        On August 6, 2012, we announced a $4.21 cash distribution per common limited partnership unit, payable on August 29, 2012 to holders of record as of August 17, 2012. In the second quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        At June 30, 2012, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5. Net Earnings per Limited Partner Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions, except per-unit amounts)
Net earnings	$154.8	$128.9	$279.0	$249.8
Net earnings allocable to General Partner	(66.8)	(54.5)	(119.9)	(107.7)
Net earnings allocable to Class B Common Units	(1.5)	(1.3)	(2.7)	(2.4)

Net earnings allocable to common units	$86.5	$73.1	$156.4	$139.7

Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per common unit	$4.67	$3.95	$8.45	$7.55

        There were no dilutive TNCLP units outstanding for the six months ended June 30, 2012 and 2011.

6. Inventories, net

        Inventories, net consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Materials and supplies	$17.4	$13.9
Finished goods	2.6	3.4

Total	$20.0	$17.3

7. Derivative Financial Instruments

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile, and we hedge a portion of our natural gas production requirements through the use of financial derivative contracts that reference physical natural gas prices or approximate NYMEX futures contract prices.

        The natural gas derivatives that we currently use are primarily natural gas swap contracts. This type of swap is a contract with a third party to exchange cash based on the difference between a fixed price and a designated index price in the future. Generally, an increase in the price of natural gas will result in a gain on a purchased swap, while a decline in natural gas prices will result on a loss on a purchased swap.

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

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments, with resulting gains and losses recorded in cost of goods sold.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Realized gains (losses)	$(9.5)	$0.3	$(16.5)	$(1.6)
Unrealized mark-to-market gains (losses)	13.8	(3.8)	2.5	(2.6)

Net derivative gains (losses)	$4.3	$(3.5)	$(14.0)	$(4.2)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	June 30, 2012	December 31, 2011
	(in millions)
Unrealized gains in other current assets	$—	$—
Unrealized losses in other current liabilities	(9.5)	(12.0)

Net unrealized derivative losses	$(9.5)	$(12.0)

        As of June 30, 2012 and December 31, 2011, we had open derivative contracts for 13.3 million MMBtus and 27.0 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2012, we used derivatives to cover approximately 69% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited or received when predetermined unrealized gain or loss thresholds are exceeded. At both June 30, 2012 and December 31, 2011, we had no cash collateral on deposit for derivative contracts.

        As of June 30, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $9.5 million and $12.0 million, respectively, for which we had no cash collateral on deposit.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At June 30, 2012 and December 31, 2011, we did not have exposure to credit loss from nonperformance by counterparties to derivative instruments. Our credit risk is controlled through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

TERRA NITROGEN COMPANY, L.P.

        Our derivatives do not have significant credit risk related contingent features that would require us to settle the derivatives or post collateral upon the occurrence of a credit event.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of June 30, 2012 and December 31, 2011.

	Balances as of June 30, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$172.7	$172.7	$—	$—

Total assets at fair value	$172.7	$172.7	$—	$—

Unrealized losses on natural gas derivatives	$(9.5)	$—	$(9.5)	$—

Total liabilities at fair value	$(9.5)	$—	$(9.5)	$—

	Balances as of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$179.8	$179.8	$—	$—

Total assets at fair value	$179.8	$179.8	$—	$—

Unrealized losses on natural gas derivatives	$(12.0)	$—	$(12.0)	$—

Total liabilities at fair value	$(12.0)	$—	$(12.0)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of June 30, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

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

TERRA NITROGEN COMPANY, L.P.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Land	$1.6	$1.6
Building and improvements	7.3	7.3
Plant and equipment	305.4	302.8
Construction in progress	12.2	3.0

	326.5	314.7
Less: Accumulated depreciation and amortization	236.1	226.9

	$90.4	$87.8

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred and are included in "Plant and equipment" in the table above. The following is a summary of plant turnaround activity for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012	2011
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$6.5	$13.4
Additions	—	0.3
Depreciation	(2.0)	(4.4)

Ending balance	$4.5	$9.3

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

General Administrative Services and Product Offtake Agreement

        On January 1, 2011, pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), the Partnership began to sell all of

TERRA NITROGEN COMPANY, L.P.

its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. When the product offtake component of the Services and Offtake Agreement became effective on January 1, 2011, we recognized revenue of $15.3 million from the sale of product inventory outside the plant gate to an affiliate of the General Partner. The product offtake component of the Services and Offtake Agreement was effective for a one-year term starting as of January 1, 2011 and the Services and Offtake Agreement is extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us for the three and six months ended June 30, 2012 were $5.7 million and $10.6 million, respectively, and for the three and six months ended June 30, 2011 were $4.5 million and $9.6 million, respectively. We report these expenses as services provided by the affiliates of the General Partner in cost of goods sold.

Allocated Charges

        CF Industries also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and six months ended June 30, 2012 were $3.8 million and $7.5 million, respectively, and for the three and six months ended June 30, 2011 were $3.5 million and $7.0 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

Demand Deposits with and Amounts Due to Affiliates of the General Partner

        Our cash is collected and our expenditures are paid by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf are transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner is both a debtor and creditor to us. At June 30, 2012 and December 31, 2011, we had a demand deposit with affiliates of the General Partner of $2.3 million and $8.6 million, respectively.

Leases

        Effective on January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by such affiliate of the General Partner related to the use, occupancy and operation of the facilities. The lease is market based, initially was effective for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal. The Pekin terminal stores UAN and the Blair terminal stores both ammonia and UAN. The UAN storage tanks at both Pekin and Blair were taken out of service during 2011. The affiliate of the General Partner intends to cease leasing the Pekin terminal when the current lease ends on December 31, 2012 and to revise the lease for the Blair terminal to cover only the ammonia assets. As a result, the quarterly lease amount for 2013 is expected to decrease modestly from $109,000 to $100,000 as of January 1, 2013.

TERRA NITROGEN COMPANY, L.P.

        Also effective January 1, 2011, we leased certain of our rail cars to an affiliate of the General Partner for quarterly market based rental payments of $3,600 per car. This lease also was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

        We received rental income for the three and six months ended June 30, 2012 of $0.2 million and $0.3 million, respectively, and three and six months ended June 30, 2011 of $0.2 million and $0.4 million, respectively.

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

        Throughout this document, the terms "affiliate of the General Partner" and "affiliates of the General Partner" refer to CF Industries, a wholly-owned subsidiary of CF Industries Holdings, consolidated subsidiaries of CF Industries, or both, including TNGP.

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

Results of Operations

Consolidated Results

        Net earnings for the three months ended June 30, 2012 were $154.8 million on net sales of $195.6 million, compared with net earnings for the three months ended June 30, 2011 of $128.9 million on net sales of $198.6 million. Net earnings per common unit for the three months ended June 30, 2012 were $4.67 compared with $3.95 for the three months ended June 30, 2011.

        Net earnings for the six months ended June 30, 2012 were $279.0 million on net sales of $392.5 million, compared with net earnings for the six months ended June 30, 2011 of $249.8 million on net sales of $394.6 million. Net earnings per common unit for the six months ended June 30, 2012 were $8.45 compared with $7.55 for the six months ended June 30, 2011.

        The following table shows the results of operations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent
	(in millions, except per unit amounts)
Net sales	$195.6	$198.6	$(3.0)	(2)%	$392.5	$394.6	$(2.1)	(1)%
Cost of goods sold	36.8	65.8	(29.0)	(44)%	104.5	136.7	(32.2)	(24)%

Gross margin	158.8	132.8	26.0	20%	288.0	257.9	30.1	12%
Gross margin percentage	81.2%	66.9%			73.4%	65.4%
Selling, general and administrative expenses	4.0	3.9	0.1	3%	9.0	8.1	0.9	11%

Operating earnings	154.8	128.9	25.9	20%	279.0	249.8	29.2	12%

Net earnings	$154.8	$128.9	$25.9	20%	$279.0	$249.8	$29.2	12%

Net earnings allocable to Common Units	$86.5	$73.1	$13.4	18%	$156.4	$139.7	$16.7	12%
Net earnings per Common Unit	$4.67	$3.95	$0.72	18%	$8.45	$7.55	$0.90	12%

TERRA NITROGEN COMPANY, L.P.

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volumes and average selling prices for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)
Ammonia	89	$478	96	$499	184	$498	204	$455
UAN(1)	521	$292	484	$310	1,027	$292	1,068	$281
Cost of natural gas ($ per MMBtu)(2)	—	$3.06	—	$4.19	—	$3.21	—	$4.24

(1)
The nitrogen content of UAN is 32% by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

Second Quarter of 2012 Compared to the Second Quarter of 2011

        Our net sales for the second quarter of 2012 were $195.6 million, a decrease of $3.0 million from the second quarter of 2011 net sales of $198.6 million. The decrease was due to lower ammonia and UAN average sales prices of 4% and 6%, respectively, and lower ammonia sales volume of 7%, offset by higher UAN sales volume of 8%. Selling prices for ammonia decreased from an average of $499 per ton in the three months ended June 30, 2011 to $478 per ton in the three months ended June 30, 2012, while selling prices for UAN decreased from an average of $310 per ton in the three months ended June 30, 2011 to $292 per ton in the three months ended June 30, 2012. The decrease in average ammonia selling prices was primarily due to a change in the mix of customers for our products. During the second quarter of 2012, a greater proportion of our products were sold by CF Industries to industrial customers since certain seasonal agricultural customers had taken delivery of ammonia in the first quarter due to favorable weather for early spring planting. Agricultural pricing for ammonia has been higher than industrial pricing due to the seasonal nature of the purchases and the strong agricultural market due to the large number of planted acres in 2012. The decrease in average UAN selling prices was due to an increased supply in the marketplace compared to the same period in 2011.

        Ammonia volume decreased from 96,000 tons in the second quarter of 2011 to 89,000 tons in the second quarter of 2012, while UAN volume increased from 484,000 tons in the second quarter of 2011 to 521,000 tons in the second quarter of 2012. The decline in ammonia volumes was due to the favorable weather conditions in the first quarter that allowed an early start of the application season, which resulted in lower levels of inventory being available for sale entering the second quarter of 2012. UAN volume increased due to strong demand based on a large number of planted acres and higher levels of inventory available for sale entering the second quarter of 2012 compared to a same period in 2011.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the components of cost of goods sold and the average cost per ton for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011	Change	Percent
	(in millions, except per ton amounts)
Realized natural gas costs	$32.7	$44.6	$(11.9)	(27)%
Unrealized mark-to-market (gain) loss	(13.8)	3.8	(17.6)	NM
Payroll related expenses	5.7	4.5	1.2	27%
Other	12.2	12.9	(0.7)	(5)%

Total cost of goods sold	$36.8	$65.8	$(29.0)	(44)%

Average cost of goods sold per ton	$60	$113	$(53)	(47)%

NM—Not meaningful

        The average cost of goods sold per ton declined to $60 per ton in the second quarter of 2012 from $113 per ton in the second quarter of 2011. As shown in the table above, the 47% decline in the average cost of goods sold per ton is attributable to both lower realized natural gas prices and the effect of mark-to-market gains and losses on natural gas derivatives. Realized natural gas costs declined 27% from $4.19 per MMBtu in the second quarter of 2011 to $3.06 per MMBtu in the second quarter of 2012 as favorable supply conditions for natural gas reduced prices. We recorded a $13.8 million unrealized non-cash mark-to-market gain on natural gas derivatives in the second quarter of 2012, compared to a $3.8 million unrealized non-cash mark-to-market loss in the second quarter of 2011.

        Our gross margin was $158.8 million in the second quarter of 2012 compared to $132.8 million in the second quarter of 2011. Gross margin increased primarily due to the impact of lower manufacturing costs due to the combination of lower realized natural gas costs and the impact of non-cash unrealized mark-to-market gains in the current year's period versus losses in the prior year period, partially offset by lower average selling prices. Gross margin as a percent of sales increased to 81.2% during the second quarter of 2012 from 66.9% during the second quarter of 2011.

        Selling, general and administrative expenses were $4.0 million in the second quarter of 2012, compared to $3.9 million in the second quarter of 2011.

        Our net earnings were $154.8 million in the second quarter of 2012, an increase of $25.9 million, or 20%, as compared to $128.9 million in the second quarter of 2011. Net earnings increased primarily due to higher gross margin.

Six Months Ended June 30, 2012 Compared to Six Months ended June 30, 2011

        Our net sales for the six months ended June 30, 2012 were $392.5 million, a decrease of $2.1 million from the six months ended June 30, 2011 net sales of $394.6 million. The decrease was due to lower ammonia and UAN sales volumes of 10% and 4%, respectively, partially offset by higher ammonia and UAN average selling prices of 9% and 4%, respectively. Selling prices for ammonia increased from an average of $455 per ton in the first half of 2011 to $498 per ton in the first half of 2012, while selling prices for UAN increased from an average of $281 per ton in the first half of 2011 to $292 per ton in the first half of 2012. The increase in fertilizer selling prices in 2012 was due primarily to a favorable agricultural marketplace, which featured strong grain pricing and high planted acres in 2012. These factors led to strong demand for nitrogen products in North America and globally.

TERRA NITROGEN COMPANY, L.P.

        Ammonia volume decreased from 204,000 tons in the first six months of 2011 to 184,000 tons in the first six months of 2012 and UAN volume decreased from 1,068,000 tons in the first six months of 2011 to 1,027,000 tons in the first six months of 2012. Volume was impacted in the first six months of 2011 by the implementation of the Services and Offtake Agreement at January 1, 2011, which resulted in a one-time additional 5,000 tons of ammonia and 59,000 tons of UAN being sold upon the adoption of the new agreement. For additional information, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions. Additionally, the decline in ammonia sales volume was due to modestly lower production in the first half of 2012 and lower inventory available for sale entering 2012.

        The following table shows the components of cost of goods sold and the average cost per ton for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011	Change	Percent
	(in millions, except per ton amounts)
Realized natural gas costs	$69.4	$91.0	$(21.6)	(24)%
Unrealized mark-to-market (gain) loss	(2.5)	2.6	(5.1)	NM
Payroll related expenses	10.6	9.6	1.0	10%
Other	27.0	33.5	(6.5)	(19)%

Total cost of goods sold	$104.5	$136.7	$(32.2)	(24)%

Average cost of goods sold per ton	$86	$107	$(21)	(20)%

NM—Not meaningful

        The average cost of goods sold per ton declined to $86 per ton in the first half of 2012 from $107 per ton in the first half of 2011. As shown in the table above, the 20% decline in the average cost of goods sold per ton is attributable to both lower realized natural gas prices and the impact of non-cash mark-to-market gains and losses on natural gas derivatives. Realized natural gas costs declined 24% from $4.24 per MMBtu in the first half of 2011 to $3.21 per MMBtu in the first half of 2012 as favorable supply conditions for natural gas reduced prices. We recorded a $2.5 million unrealized non-cash mark-to-market gain on natural gas derivatives in the first half of 2012, compared to a $2.6 million unrealized non-cash mark-to-market loss in the first half of 2011.

        Our gross margin was $288.0 million in the first half of 2012 compared to $257.9 million in the same period of 2011. Gross margin increased primarily due to the impact of lower manufacturing costs due to the combination of lower realized natural gas costs and the impact of unrealized mark-to-market gains in the current year versus the prior year six month period, partially offset by lower volume. Gross margin as a percent of sales increased to 73.4% during the first half of 2012 from 65.4% during the first half of 2011.

        Selling, general and administrative expenses were $9.0 million in the first half of 2012, an increase of $0.9 million from the first half of 2011 primarily due to higher corporate charges.

        Our net earnings were $279.0 million in the first half of 2012, an increase of $29.2 million, or 12%, as compared to $249.8 million in the first half of 2011. Net earnings increased primarily due to higher gross margin.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround and capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at June 30, 2012 was

TERRA NITROGEN COMPANY, L.P.

$172.7 million, a decrease of $7.1 million from the balance of $179.8 million at December 31, 2011. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

        Our cash is collected and our expenditures are paid by CF Industries. Cash receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
	(in millions)
Total cash provided by (used in):
Operating activities	$281.0	$244.3
Investing activities	(5.4)	(20.2)
Financing activities	(282.7)	(196.4)

(Decrease) increase in cash and cash equivalents	$(7.1)	$27.7

Operating Activities

        Net cash provided by operating activities was $281.0 million for the first six months of 2012 compared to $244.3 million in 2011. The $36.7 million increase in cash provided by operating activities in 2012 was primarily due to a $29.2 million increase in net earnings and a decrease in the amount of cash invested in working capital. Net earnings included noncash depreciation and amortization expense of $9.2 million and $11.6 million during the six months ended June 30, 2012 and 2011, respectively, and a non-cash unrealized (gain) loss on derivatives of $(2.5) million and $2.6 million, respectively.

Investing Activities

        Net cash used in investing activities was $5.4 million for the first six months of 2012 compared to $20.2 million in 2011. The $14.8 million decrease in cash used in investing activities in 2012 was primarily due to a decrease in demand deposits with affiliates of the General Partner partially offset by an increase in capital expenditures. Additions to property, plant and equipment were $11.7 million and $4.9 million during the six months ended June 30, 2012 and 2011, respectively.

Financing Activities

        Net cash used in financing activities was $282.7 million for the first six months of 2012 compared to $196.4 million in 2011, and consists of distributions to our unit holders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

Capital Expenditures

        Capital expenditures totaled $11.7 million and $4.9 million during the six months ended June 30, 2012 and 2011, respectively. We expect to make capital expenditures in the range of $65 million to

TERRA NITROGEN COMPANY, L.P.

$85 million in 2012. Increases in capital expenditures will reduce the Available Cash for unit holder distributions in 2012.

        Planned capital expenditures for 2012 are estimates which are subject to change due to unanticipated changes in the cost, scope and completion time for our capital projects. For example, a plant turnaround previously scheduled for the second half of 2012 has been rescheduled to 2013. In addition, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our operations.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances were cash deposits received from customers which did not increase Available Cash until such time as the customer's order was shipped and the revenue was earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. In the six months ended June 30, 2012 and 2011, we paid partnership distributions of $282.7 million and $196.4 million, respectively.

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

        On August 6, 2012, we announced a $4.21 cash distribution per common limited partnership unit, payable on August 29, 2012 to holders of record as of August 17, 2012. In the second quarter, we

TERRA NITROGEN COMPANY, L.P.

exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At June 30, 2012, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2012, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Our cash is collected and our expenditures are paid by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf are transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner is both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The natural gas derivatives that we currently use are primarily natural gas swap contracts. This type of swap is a contract with a third party to exchange cash based on the difference between a fixed price and a designated index price in the future. Generally, an increase in the price of natural gas will result in a gain on a purchased swap, while a decline in natural gas prices will result on a loss on a purchased swap.

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

TERRA NITROGEN COMPANY, L.P.

Contractual Obligations

        At June 30, 2012, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We use natural gas in the manufacture of our nitrogen products. Natural gas prices are volatile. We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years.

        The derivative instruments that we use currently are natural gas swap contracts. These contracts settle using NYMEX futures price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of June 30, 2012 and December 31, 2011, we had open derivative contracts for 13.3 million MMBtus and 27.0 million MMBtus of natural gas, respectively. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on our June 30, 2012 derivative positions by $13.3 million.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (ii) ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In April 2010, CF Industries Holdings completed its acquisition of Terra Industries Inc. We continue to integrate policies, processes, technology and operations with those of CF Industries Holdings and will continue to evaluate our internal control over financial reporting as we complete our integration activities. Until the companies are fully integrated, we will maintain the operational integrity of each entity's legacy internal controls over financial reporting.

        As part of the integration process, CF Industries is in the process of replacing various business information systems with an enterprise resource planning system from SAP. Implementation is occurring in phases over several years. This activity involves the migration of multiple legacy systems and users to

TERRA NITROGEN COMPANY, L.P.

a common SAP information platform. Because we rely on CF Industries for administrative support, we are impacted by this initiative.

FORWARD-LOOKING STATEMENTS

        From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward- looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this report.

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

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)   Exhibits:

3.1	Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated as of April 26, 2012, filed as Exhibit 3.1 to TNCLP's Form 8-K filed on May 2, 2012, is incorporated herein by reference.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 7, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Unaudited Consolidated Financial Statements*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: August 7, 2012	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 7, 2012	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)