Form 10-K
period 2012-12-31
TERRA NITROGEN CO L P /DE
filed 2013-02-27
CIK 879575

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $976,940,632.

         The number of common units, without par value, outstanding as of February 26, 2013 was 18,501,576.

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2012, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2012.

        CF Industries, through its subsidiaries, is a global leader in nitrogen and phosphate fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada; conducts phosphate mining and manufacturing operations in Central Florida; and distributes fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

        For the year ended December 31, 2012, we sold 2.4 million tons of nitrogen fertilizers, recognized net sales of $780.1 million and generated net earnings of $560.8 million. Additional financial information about our business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). On January 1, 2011, pursuant to the Services and Offtake Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

        Throughout this document, the terms "General Partner Affiliates," "Affiliates of the General Partner" or similar terms refer to CF Industries and consolidated subsidiaries of CF Industries, including TNGP. CF Industries acquired Terra Industries, Inc. (Terra) in April 2010, and acquired the General Partner and Terra's ownership in the Partnership at that time. For periods prior to the

TERRA NITROGEN COMPANY, L.P.

acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

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

        Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect product used internally in the manufacture of other products (for example, in 2012 we used approximately 0.8 million tons of ammonia in the production of UAN).

	2012		2011		2010
	Tons	Sales	Tons	Sales	Tons	Sales(1)
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	371	$204.3	385	$182.4	335	$123.7
UAN	1,999	571.2	2,047	613.8	1,958	377.3
Other(2)		4.6		1.7		1.6

Total	2,370	$780.1	2,432	$797.9	2,293	$502.6

(1)
Nitrogen fertilizer products sales exclude $61.4 million of outbound freight costs for 2010.

(2)
Other includes sales of nitric acid.

        Our gross margin was $577.8 million, $524.5 million and $217.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

TERRA NITROGEN COMPANY, L.P.

represents approximately 6% of North American ammonia capacity and 14% of North American UAN capacity.

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2012	2011	2010
	(tons in thousands)
Ammonia(1)	1,198	1,181	1,123
UAN (32%)	2,011	2,001	1,923

(1)
Gross ammonia production, including amounts subsequently upgraded to UAN.

        Our Verdigris location is well suited to serve the United States Corn Belt. The Verdigris site has two ammonia plants, two nitric acid plants and two UAN plants, which provides us with some flexibility to adjust our product mix between ammonia and UAN. Verdigris is strategically located on approximately 650 acres near Tulsa's Port of Catoosa on the Verdigris River. We lease a port terminal from the Tulsa-Rodgers County Port Authority, which provides access to transport fertilizer by way of river barges. In addition, Verdigris is located on the Burlington Northern Santa Fe railroad, providing access to rail transport. We also have access to a 1,100-mile ammonia pipeline. The complex has on-site storage for 23,000 tons of ammonia and 49,100 tons of UAN (measured on a 32% nitrogen content basis), providing us with flexibility to handle temporary disruptions to shipping activities without impacting production.

        In 2012, we began construction of two additional on-site storage tanks with maximum capacities of 30,000 tons of ammonia and 50,000 tons of UAN (measured on a 32% nitrogen content basis). These projects are expected to be completed in 2013.

Customers

        On January 1, 2011, we began selling all of the fertilizer products that we produce to an affiliate of the General Partner, making it our only customer.

Raw Materials

        Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2012, natural gas accounted for approximately 70% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our Verdigris facility has access to abundant, competitively-priced natural gas through the ONEOK intrastate gas pipeline.

        In 2012, our Verdigris facility consumed approximately 43 million MMBtus of natural gas. We purchase natural gas from a variety of suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Notes to the Consolidated Financial Statements, Note 7—Derivative Financial Instruments.

Distribution

        Our production facility in Verdigris is located near the major crop producing and consuming areas of the U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has access to an ammonia pipeline to transport product to high demand regions. On January 1,

TERRA NITROGEN COMPANY, L.P.

2011, we began selling all of the fertilizer products that we produce to an affiliate of the General Partner.

Competition

        The market for nitrogen fertilizer products is intensely competitive. Competition in the nitrogen fertilizer market is based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in purchaser's buying decisions. Agrium, Koch Nitrogen, CVR Partners LP, LSB Industries and CF Industries are all large North American-based producers of nitrogen fertilizer products. There is also significant competition from product sourced from other regions of the world.

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

Environmental and Other Regulatory Matters

        We are subject to numerous environmental, health and safety laws and regulations, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act and various other federal, state and local statutes. Violations can result in substantial penalties, court orders to install emissions control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.

        Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the Partnership's acquisition of these facilities.

Environmental, Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2012 were approximately $14.3 million. In 2013, we estimate that we will spend approximately $11.3 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

TERRA NITROGEN COMPANY, L.P.

Legislation and Regulation of Greenhouse Gases

        We are subject to greenhouse gas (GHG) regulations. There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry and us due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent GHG restrictions are not imposed in countries where our competitors operate or are less stringent than in the United States, our competitors may have cost or other competitive advantages over us.

Employees

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides services to us under the Services and Offtake Agreement.

TERRA NITROGEN COMPANY, L.P.

ITEM 1A.    RISK FACTORS

        In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below before deciding to invest in TNCLP's common units. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

        We are currently insured under CF Industries' property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant property damage, business interruption, environmental claims or other liabilities for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. CF Industries' insurance policies are subject to various self-retentions, deductibles and limits. As a result of market conditions, insurance premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances (including if CF Industries had fully utilized the purchased coverage), certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead CF Industries to decide to reduce, or possibly eliminate, coverage. There can be no assurance that CF Industries or we will be able to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.

        The manufacturing operations at our facility could also be subject to interruption if our ammonia storage facilities were to be removed from service due to damage from an accident or natural disaster, or due to problems discovered during inspections associated with long-term maintenance or safety requirements.

Our business is cyclical, resulting in periods of industry oversupply during which our financial condition, results of operations and cash flows tend to be negatively affected.

        Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by planted acreage and application rates, driven by population growth, changes in dietary habits, non-food usage of crops, such as the production of ethanol and other biofuels, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade.

        Periods of high demand, high capacity utilization and increasing operating margins tend to result in investment in production capacity, which may cause supply to exceed demand and selling prices and

TERRA NITROGEN COMPANY, L.P.

capacity utilization to decline. Future growth in demand for fertilizer may not be sufficient to absorb excess industry capacity.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production.

Our products are global commodities and we face intense global competition from other fertilizer producers.

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

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its nitrogen fertilizer production capability. If Chinese policy encourages exports, any increase could adversely affect the balance between global supply and demand and may put downward pressure on nitrogen fertilizer prices, which could adversely affect our business, financial condition, results of operations and cash flows.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to allow increased ethanol imports and to reduce or eliminate the renewable fuel mandate, either of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to

TERRA NITROGEN COMPANY, L.P.

time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

Our business is dependent on North American natural gas, the prices of which are subject to volatility.

        Natural gas is the principal raw material used to produce nitrogen fertilizers and comprises a significant portion of the total cost of our products. The price of natural gas in North America has been highly volatile in recent years. During 2012, the average daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a high of $3.77 per MMBtu on November 27, 2012 and a low of $1.84 per MMBtu on April 20, 2012.

        Changes in the supply of and demand for natural gas can lead to periods of high natural gas prices. If this were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We sell all of our output of fertilizer products to CF Industries at prices determined based on market prices for our fertilizer products as defined in the General and Administrative Services and Product Offtake Agreement.

        Over the last several years, North American natural gas prices have declined in response to increased supply from the development of production from shale gas formations. Future production of natural gas from shale gas formations could be reduced by regulatory changes that restrict drilling or increase its cost for other reasons. If this were to occur, natural gas prices could rise, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

        Because our products are global commodities, we may not be able to pass along higher operating costs in the form of higher product prices. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) for quantities that are not hedged or for which the cost increase cannot be recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. Production rates at our Verdigris facility have previously been reduced in response to high natural gas prices and such reductions could occur again in the future.

Transportation and distribution activities rely on third party providers, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

        Our industry relies on railroad, trucking, pipeline, and river barge companies to transport raw materials to manufacturing facilities and to deliver finished products into CF Industries' distribution system and to CF Industries' customers. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of raw materials or finished products.

        If shipping of our products is delayed or we are unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected. In addition, increases in transportation costs, or changes in such costs

TERRA NITROGEN COMPANY, L.P.

relative to transportation costs incurred by our competitors, could have an adverse effect on our business, financial condition, results of operations and cash flows.

        The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia that is transported to and from our facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board (STB) issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials (including the recovery of the cost to implement the mandatory anti-collision train control system referred to as Positive Train Control); and (iii) lobbying for new legislation or regulations that would limit or eliminate the railroads' common carrier obligation to transport TIH materials. If the railroads were to succeed in one or more of these initiatives, it could materially and adversely affect operating expenses and potentially the ability to transport anhydrous ammonia and increase the liability for releases of anhydrous ammonia while in the care, custody and control of the railroads. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products.

Adverse weather conditions may decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations.

        Weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following growing season, resulting in lower demand for our products.

        Adverse weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which could lower the income of growers and impair their ability to purchase fertilizer from CF Industries' customers. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

        Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the demand for natural gas for residential and industrial use. In addition, hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.

We are subject to numerous environmental and health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.

        We are subject to numerous environmental and health and safety laws and regulations in the United States, including laws and regulations relating to the generation, treatment, storage, disposal and handling of hazardous substances and wastes and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

TERRA NITROGEN COMPANY, L.P.

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

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install emissions-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        From time to time, our production of anhydrous ammonia has resulted in accidental releases that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. To date, our costs to resolve these liabilities have not been material. However, we could incur significant costs if our liability coverage is not sufficient to pay for all or a large part of any judgments against us, or if our insurance carrier refuses coverage for these losses.

        Expansion of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the Verdigris facility and on our business, financial condition, results of operations and cash flows.

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations and cash flows.

        We are subject to greenhouse gas (GHG) regulations. There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent GHG restrictions are not imposed in countries where our competitors operate or are less stringent than in the United States, our competitors may have cost or other competitive advantages over us.

TERRA NITROGEN COMPANY, L.P.

Difficulties in the implementation of CF Industries' new enterprise resource planning system or cyber security risks could result in disruptions in business operations and adverse operating results.

        The information management systems that we use are those provided by CF Industries. Since the Terra acquisition, CF Industries continued to utilize legacy Terra's separate information management systems to process transactions involving business operations of the Partnership. In the first quarter of 2013, CF Industries consolidated all business processes for the combined companies under a new, single enterprise resource planning (ERP) system utilizing software provided by SAP. This system aligns business processes and procedures, institutes more efficient transaction processing and improves access to and consistency of information to enable standardization of business activities. The implementation of an ERP system across the combined organization entails certain risks. If CF Industries does not complete the implementation of the system successfully or if the system does not perform in a satisfactory manner, it could disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on management information systems, among other things, to manage our accounting, manufacturing, supply chain and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication needed to anticipate, prevent, or recover from rapidly evolving types of cyber attacks. Compromises to information systems could have severe financial and other business implications.

Our inability to predict future seasonal fertilizer demand accurately could result in excess inventory, potentially at costs in excess of market value, or product shortages.

        The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of their customers to store significant quantities of this product. The seasonality of fertilizer demand results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring season.

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

        Our business, financial condition, results of operations and cash flows could be adversely affected by changes involving commodity price volatility, adverse correlation of commodity prices, or market liquidity issues.

        In order to manage financial exposure to commodity price and market fluctuations, we often utilize natural gas derivatives to hedge our exposure to the price volatility of natural gas, the principal

TERRA NITROGEN COMPANY, L.P.

raw material used in the production of nitrogen based fertilizers. We have used fixed-price, forward, and physical purchase and sales contracts, and futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Hedging arrangements are imperfect and, therefore, unhedged risks will always exist.

        Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives for which we do not apply hedge accounting. To the extent that our derivative positions lose value, we may be required to post collateral with our counterparties, thereby negatively affecting our liquidity.

        In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are large oil and gas companies and/or large financial institutions. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, established credit limits, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on derivative settlements.

Our limited access to capital in a time of need could materially adversely impact our business.

        We invest capital in our business to comply with environmental, health and safety regulations and policies, maintain our manufacturing assets, improve our production capabilities and capitalize on certain growth opportunities. The primary source of capital invested in the business is cash from operations. In the event that cash generated from operations is insufficient to fund capital investments, we would need to obtain additional funding in the form of loans or equity. Our ability to obtain such funding would be determined by market conditions at the time of the capital need. Our partnership structure and our reliance on a single manufacturing facility in Verdigris, Oklahoma could impede our ability to obtain such capital, which could materially adversely impact our business, financial condition, results of operations, liquidity or ability to pay cash distributions.

Acts of terrorism and regulations to combat terrorism could negatively affect our business.

        Like other companies with major industrial facilities, our Verdigris facility may be the target of terrorist activities. This facility stores significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

        In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins.

We are dependent on CF Industries and its employees for the success of our business.

        We are dependent on CF Industries for our success in a number of respects. CF Industries, through a subsidiary, purchases all of the production from our manufacturing facility and, together with

TERRA NITROGEN COMPANY, L.P.

its affiliates, provides certain services to us, including staffing, benefits, human resources administration, production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative services. CF Industries and its wholly-owned subsidiaries have debt and debt service requirements and we currently do not. Although CF Industries is affected by most of the factors that affect us, a higher level of debt could put CF Industries at greater risk than us in the event business conditions deteriorate materially. Our business, financial condition, results of operations and cash flows might be adversely affected by financial difficulties at CF Industries, including default by them or their subsidiaries on their debt or their bankruptcy. Information regarding CF Industries can be obtained in the various filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could impact the ability of CF Industries' customers and their customers to obtain sufficient credit to support their operations and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to CF Industries' customers' reluctance to replenish inventories. The overall impact of a global economic downturn on us is difficult to predict, and our business could be materially adversely impacted.

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

TERRA NITROGEN COMPANY, L.P.

result, given that the General Partner and its affiliates own approximately 75.3% of our outstanding common units, holders of our publicly traded common units are not able to remove the General Partner under any circumstances.

The control of the General Partner may be transferred to a third party without unitholder consent.

        There is no restriction in our agreement of limited partnership on the ability of CF Industries to transfer its equity interest in the General Partner to a third party. The new equity owner of the General Partner would then be in a position to replace the board of directors and the officers of the General Partner with its own choices and to influence the decisions taken by the board of directors and officers of the General Partner.

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

TERRA NITROGEN COMPANY, L.P.

common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. For example:

  •
  The agreement of limited partnership provides that none of General Partner, any of its affiliates, or any director or officer of the General Partner or any of its affiliates will have any liability for monetary damages to us or our unitholders for any act or omission if such person acted in good faith.

  •
  The agreement of limited partnership provides broad flexibility for the directors and officers of the General Partner to be involved in the management of the businesses of the owners of the General Partner, including any businesses that are in competition with our business, and specifically permits the owners of the General Partner to engage in activities that are competitive with our business. The agreement of limited partnership provides that no such activities will constitute a breach of any fiduciary duty owed by the General Partner.

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

TERRA NITROGEN COMPANY, L.P.

equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Common units are subject to the General Partner's call right.

        The General Partner and its affiliates own approximately 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. The purchase price per unit will be the greater of (i) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (ii) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced. As a result of this right, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units.

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

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

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

        We have not requested a ruling from the Service with respect to TNCLP's treatment as a partnership for federal income tax purposes or any other matter. The Service may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of our positions. Any contest with the Service could materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the Service will be borne indirectly by our unitholders because the costs would reduce our available cash.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time members of the U.S. Congress have proposed substantive changes to the existing U.S. federal income tax laws that would have affected the tax treatment of certain publicly traded partnerships. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will ultimately be enacted, any such changes could negatively impact the value of an investment in our units.

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

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

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

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale may be considered as having disposed of the loaned units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

  •
  the cyclical nature of our business;

  •
  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

  •
  conditions in the U.S. agricultural industry;

  •
  the volatility of natural gas prices in North America;

  •
  reliance on third party transportation providers;

  •
  weather conditions;

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

  •
  future regulatory restrictions and requirements related to GHG emissions or other environmental requirements;

  •
  CF Industries' ability to implement a new enterprise resource planning system and risks associated with cyber security;

  •
  our inability to predict seasonal demand for our products accurately;

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

  •
  limited access to capital;

  •
  acts of terrorism and regulations to combat terrorism;

TERRA NITROGEN COMPANY, L.P.

  •
  risks related to our dependence on and relationships with CF Industries;

  •
  deterioration of global market and economic conditions;

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

TERRA NITROGEN COMPANY, L.P.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH." There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2012 and 2011, as reported on the NYSE Composite Price History.

	2012		2011
Quarter	High	Low	High	Low
1st	$252.61	$170.45	$126.27	$101.21
2nd	298.50	173.11	143.50	106.19
3rd	241.43	201.27	199.50	128.50
4th	236.00	206.11	188.12	125.03

        Ownership of TNCLP is composed of the General Partner interests and the Limited Partner interests. The Limited Partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2012. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 15, 2013 was 104.

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

        The following table represents cash distributions paid to the holders of common units, Class B common units and the General Partner in the years ended December 31, 2012 and 2011:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2012
	First Quarter	$83.8	$4.53	$1.5	$8.01	$65.9
	Second Quarter	74.0	4.00	1.3	6.96	56.2
	Third Quarter	77.9	4.21	1.3	7.39	60.2
	Fourth Quarter	76.4	4.12	1.3	7.21	58.5
2011
	First Quarter	$25.1	$1.36	$0.3	$1.79	$8.3
	Second Quarter	89.5	4.84	1.6	8.61	71.5
	Third Quarter	69.4	3.75	1.2	6.48	51.7
	Fourth Quarter	73.3	3.96	1.3	6.89	55.5

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per unit data)
Income Statement Data:
Net sales	$780.1	$798.9	$564.6	$507.7	$903.0
Gross margin	577.8	524.5	217.6	160.9	432.2
Net earnings	560.8	508.0	201.6	144.3	422.4
Net earnings per common unit	17.06	15.33	8.01	5.40	14.90
Partnership Distributions Paid:
Limited Partner, common units	$312.1	$257.3	$92.5	$165.1	$278.9
Limited Partner, Class B common units	5.4	4.4	1.2	2.6	3.7
General Partner	240.8	187.0	36.0	96.6	93.5

Total partnership distributions	$558.3	$448.7	$129.7	$264.3	$376.1

Distributions Paid Per Common Unit:	$16.86	$13.91	$5.01	$8.92	$15.08

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Total assets	$298.6	$300.7	$296.7	$181.8	$341.4
Partners' capital	271.8	269.3	210.0	141.3	227.3

TERRA NITROGEN COMPANY, L.P.

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2012, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2012.

        CF Industries, through its subsidiaries, is a global leader in nitrogen and phosphate fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada; conducts phosphate mining and manufacturing operations in Central Florida; and distributes fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). On January 1, 2011, pursuant to the Services and Offtake Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the

TERRA NITROGEN COMPANY, L.P.

General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

        Throughout this document, the terms "General Partner Affiliates," "Affiliates of the General Partner" or similar terms refer to CF Industries and consolidated subsidiaries of CF Industries, including TNGP. CF Industries acquired Terra Industries, Inc. (Terra) in April 2010, and acquired the General Partner and Terra's ownership in the Partnership at that time. For periods prior to the acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

RESULTS OF OPERATIONS

Consolidated Results

        Net earnings in 2012 were $560.8 million on net sales of $780.1 million compared with 2011 net earnings of $508.0 million on net sales of $798.9 million. Net earnings per common unit in 2012 were $17.06 compared with $15.33 in 2011.

        The following table shows the results of operations for the three years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Change	Percent	Change	Percent
	(in millions, except per unit amounts)
Net sales	$780.1	$798.9	$564.6	$(18.8)	(2)%	$234.3	41%
Cost of goods sold	202.3	274.4	347.0	(72.1)	(26)%	(72.6)	(21)%

Gross margin	577.8	524.5	217.6	53.3	10%	306.9	141%
Gross margin percentage	74.1%	65.7%	38.5%
Selling, general and administrative expenses	17.0	16.6	15.7	0.4	2%	0.9	6%

Operating earnings	560.8	507.9	201.9	52.9	10%	306.0	152%
Interest income (expense), net	—	0.1	(0.3)	(0.1)	(100)%	0.4	NM

Net earnings	$560.8	$508.0	$201.6	$52.8	10%	$306.4	152%

Net earnings allocable to common units	$315.6	$283.6	$148.2	$32.0	11%	$135.4	91%
Net earnings per common unit	$17.06	$15.33	$8.01	$1.73	11%	$7.32	91%

NM—Not meaningful

TERRA NITROGEN COMPANY, L.P.

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volume and average selling prices for the three years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012		2011		2010
	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)(1)
Ammonia	371	$550	385	$473	335	$369
UAN(2)	1,999	$286	2,047	$299	1,958	$193
Cost of natural gas ($ per MMBtu)(3)	—	$3.31	—	$4.31	—	$4.63

(1)
The 2010 price shown is after deducting outbound freight costs of $61.4 million.

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

Year ended December 31, 2012 Compared to Year ended December 31, 2011

        Our net sales for 2012 were $780.1 million, a decrease of $18.8 million, or 2%, from net sales of $798.9 million in 2011. The decrease was due to lower sales volumes and lower UAN average selling prices partially offset by higher ammonia average selling prices.

        Ammonia volume decreased 4% in 2012, from 385,000 tons in 2011 to 371,000 tons in 2012. The decline was due primarily to lower ammonia inventory levels entering 2012 as compared to the inventory levels entering 2011, and the timing impact of the implementation of the Services and Offtake Agreement on January 1, 2011, which resulted in a one-time additional 5,000 tons of ammonia being sold upon the adoption of the agreement. Selling prices for ammonia increased 16% from an average of $473 per ton in 2011 to $550 per ton in 2012. This increase was due to a favorable agricultural marketplace that featured strong corn pricing and high planted acres, which supported strong demand for ammonia. This demand in conjunction with lower international ammonia production and lower imports into the U.S. market supported higher ammonia prices. For additional information on the Services and Offtake Agreement, see Notes to the Consolidated Financial States, Note 10—Related Party Transactions.

        UAN volume decreased 2% in 2012, from 2,047,000 tons in 2011 to 1,999,000 tons in 2012. The decline was due primarily to the timing impact of the implementation of the Services and Offtake Agreement on January 1, 2011, which resulted in a one-time additional 59,000 tons of UAN being sold upon the adoption of the agreement. Additionally, usage of UAN declined in 2012 due to drought conditions in much of the Cornbelt. Average selling prices for UAN decreased 4% from an average of $299 per ton in 2011 to $286 per ton in 2012 as a result of increased availability of imported product coupled with the poor wheat crop conditions attributed to the drought.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011	2012 vs. 2011
	(in millions, except per ton amounts)
Realized natural gas cost	$141.6	$180.7	$(39.1)	(22)%
Unrealized mark-to-market (gain) loss on natural gas derivatives	(10.6)	11.9	(22.5)	NM
Payroll related expenses	21.9	20.6	1.3	6%
Other	49.4	61.2	(11.8)	(19)%

Total cost of goods sold	$202.3	$274.4	$(72.1)	(26)%

Average cost of goods sold per ton	$85	$113	$(28)	(25)%

NM—Not meaningful

        The average cost of goods sold per ton declined to $85 per ton in 2012 compared to $113 per ton in 2011. As shown in the table above, the 25% decline in the average cost of goods sold per ton is attributable primarily to lower realized natural gas prices, the effect of non-cash mark-to-market gains and losses on natural gas derivatives and lower depreciation. Realized natural gas cost per MMBtu declined 23%, from $4.31 in 2011 to $3.31 in 2012, due to the abundant supply of natural gas from shale gas production. We recorded a $10.6 million unrealized mark-to-market gain on natural gas derivatives for the year ended December 31, 2012, compared to an $11.9 million unrealized mark-to-market loss for the year ended December 31, 2011.

        Our gross margin was $577.8 million in 2012 compared to $524.5 million in 2011. The increase in gross margin was primarily driven by the impact of lower manufacturing costs due to the combination of lower realized natural gas costs and the impact of unrealized mark-to-market gains in 2012 versus losses in 2011, partially offset by lower net sales. Gross margin as a percent of sales increased to 74.1% in 2012 from 65.7% in 2011.

        Selling, general and administrative costs were $17.0 million in 2012, compared to $16.6 million in 2011.

        Our net earnings increased to $560.8 million in 2012, an increase of $52.8 million, or 10%, as compared to $508.0 million in 2011. Net earnings increased due primarily to higher gross margin.

Year ended December 31, 2011 Compared to Year ended December 31, 2010

        Our net sales for 2011 were $798.9 million, an increase of $234.3 million, or 41%, from net sales of $564.6 million in 2010. The increase was due to both higher average selling prices and higher sales volumes.

        Ammonia volume increased 15% in 2011, from 335,000 tons in 2010 to 385,000 tons in 2011. The increase in unit volume was a result of strong domestic demand for fertilizer due to the increase in planted acres, and the timing impact of the implementation of the Services and Offtake Agreement on January 1, 2011, which resulted in a one-time additional 5,000 tons of ammonia being sold upon the adoption of the agreement. Average selling prices for ammonia increased 28% from an average of $369 per ton in 2010 to $473 per ton in 2011. Average selling prices increased due primarily to higher domestic demand for fertilizer as a result of higher planted acres in the spring season due to strong demand for corn and other grains which supported favorable farm economics. This demand in conjunction with lower international ammonia production supported higher ammonia prices. For

TERRA NITROGEN COMPANY, L.P.

additional information on the Services and Offtake Agreement, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

        UAN volume increased 5% in 2011, from 1,958,000 tons in 2010 to 2,047,000 tons in 2011. The increase was due primarily to the timing impact of the implementation of the Services and Offtake Agreement on January 1, 2011, which resulted in a one-time additional 59,000 tons of UAN being sold upon the adoption of the agreement. Additionally, customers applied more UAN due to higher domestic demand for fertilizer caused by the increase in planted acres. Average selling prices for UAN increased 55%, from an average of $193 per ton in 2010 to $299 per ton in 2011 as a result of global fertilizer supply constraints which created upward price pressure on fertilizer, and expected high planted acres and fertilizer usage in the 2012 growing season.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010	2011 vs. 2010
	(in millions, except per ton amounts)
Realized natural gas cost	$180.7	$184.8	$(4.1)	(2)%
Unrealized mark-to-market loss on natural gas derivatives	11.9	3.4	8.5	NM
Payroll related expenses	20.6	17.9	2.7	15%
Freight costs	—	61.4	(61.4)	(100)%
Other	61.2	79.5	(18.3)	(23)%

Total cost of goods sold	$274.4	$347.0	$(72.6)	(21)%

Average cost of goods sold per ton	$113	$151	$(38)	(25)%

NM—Not meaningful

        Cost of sales averaged approximately $113 per ton in 2011 compared to $151 per ton in the same period of 2010. The 25% decline in cost of sales per ton was due primarily to lower natural gas costs and the absence of outbound freight costs and transportation lease expense (since we now sell our fertilizer products on an F.O.B. plant basis) partially offset by higher depreciation and employee related costs at the Verdigris facility. Natural gas unit costs in 2011, net of derivatives gains and losses, decreased 7% to $4.31 per MMBtu in 2011 from $4.63 per MMBtu in 2010. There were no outbound freight costs incurred in 2011 compared to $61.4 million in 2010.

        Our gross margin was $524.5 million in 2011 compared to $217.6 million in 2010. Gross margin increased due to higher average selling prices, higher sales volumes and lower production costs. Gross margin as a percent of sales increased to 65.7% in 2011 from 38.5% in 2010.

        Selling, general and administrative costs were $16.6 million in 2011, an increase of $0.9 million as compared to 2010 due to higher corporate charges. For additional information, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions, included herein.

        Our net earnings increased to $508.0 million in 2011, an increase of $306.4 million, or 152%, as compared to $201.6 million in 2010. Net earnings increased due primarily to higher gross margin.

TERRA NITROGEN COMPANY, L.P.

LIQUIDITY AND CAPITAL RESOURCES

Summary

        Our principal funding needs are working capital, plant turnaround and capital expenditures, and quarterly distributions. Our cash is collected and our expenditures are paid by CF Industries. Cash receipts, net of cash payments made on our behalf by CF Industries, are transferred to us weekly. Because of this cash collection and disbursement arrangement, CF Industries is both a debtor and creditor to us. The cash and cash equivalents balance at December 31, 2012 was $149.4 million, a decrease of $30.4 million from the balance of $179.8 million at December 31, 2011. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations. We believe that the Partnership will have adequate available cash and cash equivalents and cash from operations to fund its operations for the foreseeable future.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2012	2011	2010
	(in millions)
Total cash (used in) provided by:
Operating activities	$571.4	$514.9	$261.1
Investing activities	(43.5)	(11.2)	(30.8)
Financing activities	(558.3)	(448.7)	(130.3)

(Decrease) increase in cash and cash equivalents	$(30.4)	$55.0	$100.0

Operating Activities

        Net cash provided by operating activities was $571.4 million in 2012 compared to $514.9 million in 2011 and $261.1 million in 2010. The $56.5 million increase in cash provided by operating activities in 2012 was due primarily to a $52.8 million increase in net earnings. The $253.8 million increase in cash provided by operating activities in 2011 was due primarily to a $306.4 million increase in net earnings, partially offset by a decrease in customer advances in 2011. On January 1, 2011, we began to sell all of our output to an affiliate of the General Partner and we no longer receive customer advances. Net earnings included noncash depreciation and amortization expense of $17.5 million, $22.5 million and $18.8 million in 2012, 2011 and 2010, respectively, and noncash (gain) loss on derivatives of $(11.2) million, $11.9 million and $(0.3) million in 2012, 2011 and 2010, respectively.

Investing Activities

        Net cash used in investing activities was $43.5 million in 2012 compared to $11.2 million in 2011 and $30.8 million in 2010. Cash used in investing activities increased by $32.3 million in 2012 from 2011 primarily because of higher capital expenditures. Capital expenditures were made primarily for major capital projects undertaken during 2012, including an expansion of our rail yard and the construction of a new ammonia tank, both of which will be completed in 2013. Cash used in investing activities declined by $19.6 million in 2011 from 2010. Additions to property, plant and equipment, and plant turnaround expenditures accounted for $46.7 million, $8.7 million, and $28.5 million of cash used in investing activities in 2012, 2011 and 2010, respectively. See further discussion below regarding our capital expenditure program that is planned for 2013.

TERRA NITROGEN COMPANY, L.P.

Financing Activities

        Net cash used in financing activities was $558.3 million in 2012 compared to $448.7 million in 2011. The $109.6 million increase in cash used in financing activities in 2012 and the $318.4 million increase in cash used in financing activities in 2011 compared to 2010 were both due primarily to higher distributions paid to unitholders. Distributions to our unitholders accounted for $558.3 million, $448.7 million and $129.7 million of cash used in financing activities in 2012, 2011 and 2010, respectively. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. Cash used to fund capital expenditures reduces Available Cash. See further discussion below regarding capital expenditure programs for 2013. For additional information on distributions, see "Partnership Distributions" below and Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

Capital Expenditures

        Capital expenditures totaled $46.7 million in 2012 compared to $8.7 million in 2011 because of a combination of sustaining capital projects and certain upgrades. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a single year to complete.

        In 2013, we expect to make capital expenditures in the range of $75 million to $100 million. The 2013 capital program includes sustaining expenditures plus certain major projects such as a rail yard expansion, new ammonia and UAN storage tanks, an upgrade to a plant digital control system, and a complex wide electrical system upgrade. These major projects began in 2012 and are expected to be completed in 2013 and 2014. Planned capital expenditures are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Increases in capital expenditures will reduce the Available Cash for unit holder distributions.

Services and Offtake Agreement

        TNCLP and TNGP have no employees. CF Industries provides certain services to us under the Services and Offtake Agreement. On January 1, 2011, pursuant to the Services and Offtake Agreement, the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the

TERRA NITROGEN COMPANY, L.P.

amount of cash invested in working capital items increase Available Cash. Customer advances were cash deposits received from customers which did not increase Available Cash until such time as the customer's order was shipped and the revenue was earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. We paid distributions of $558.3 million, $448.7 million and $129.7 million to our partners in 2012, 2011 and 2010, respectively.

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

        On February 8, 2013, we announced a $3.63 cash distribution per common unit, payable on February 28, 2013 to holders of record as of February 19, 2013. In the fourth quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At December 31, 2012, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at December 31, 2012, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows at December 31, 2012:

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Operating leases	$0.2	$0.1	$—	$—	$—	$—	$0.3
Equipment purchases and plant improvements	31.2	6.0	—	—	—	—	37.2
Natural gas and other purchase obligations(1)(2)	62.5	11.5	—	—	—	—	74.0

Total(3)	$93.9	$17.6	$—	$—	$—	$—	$111.5

(1)
Includes minimum commitments to purchase natural gas based on prevailing Panhandle forward prices at December 31, 2012.

(2)
Purchase obligations do not include any amounts related to our natural gas derivatives.

(3)
We have unrecorded asset retirement obligations (AROs) at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. The estimated cost of these AROs expressed in 2012 dollars is $4.9 million. We have not recorded a liability for these conditional AROs at December 31, 2012, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. For additional information on our AROs, see Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

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

Inventories

        We review our inventory values at least quarterly, and more frequently if required by market conditions, to determine the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventories exceeds its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices ultimately realized are less than our current estimate of net realizable value, additional losses will be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.

TERRA NITROGEN COMPANY, L.P.

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

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we currently use are fixed price swaps and options traded in over-the-counter markets. These derivatives reference NYMEX futures contract prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

        Derivatives are recognized in the consolidated balance sheet at fair value. Cash flows related to natural gas derivatives are reported as operating activities.

        Since the second quarter of 2010, we have used natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Prior to the second quarter of 2010, we designated our natural gas derivatives as cash flow hedges and, to the extent the hedges were determined to be effective, changes in fair value were reported as a component of AOCI in the period of change, and subsequently recognized in cost of sales in the period the offsetting hedged transaction occurred. We discontinued hedge accounting in the second quarter of 2010. For additional information, see Note 7—Derivative Financial Instruments.

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value.

TERRA NITROGEN COMPANY, L.P.

We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. We have not recorded a liability for these conditional AROs at December 31, 2012, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

Recoverability of Long-Lived Assets

        We review the carrying values of our property, plant and equipment and other long-lived assets in accordance with GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating expenses, inflation, discount rates, exchange rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our long-lived assets is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products and the availability and costs of key raw materials could significantly affect the results of our review. The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss have been transferred to an affiliate of the General Partner.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 3 of our audited consolidated financial statements included in this Form 10-K for a discussion of recent accounting pronouncements.

TERRA NITROGEN COMPANY, L.P.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Financial Instruments

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of derivative financial instruments.

        The derivative instruments that we currently use are fixed price swaps and options traded in over-the-counter markets. These contracts settle using NYMEX futures prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of December 31, 2012 and 2011, we had open derivative contracts for 9.9 million MMBtus and 27.0 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas would change the unrealized mark-to-market gain/loss on our December 31, 2012 derivative positions by $4.5 million, and a $1.00 per MMBtu decrease would change the unrealized mark-to-market gain/loss by $1.8 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2013

TERRA NITROGEN COMPANY, L.P.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$149.4	$179.8
Demand deposits with General Partner affiliate	5.4	8.6
Accounts receivable	0.6	0.6
Inventories, net	16.9	17.3
Prepaid expenses and other current assets	1.6	—

Total current assets	173.9	206.3
Property, plant and equipment, net	117.0	87.8
Other assets	7.7	6.6

Total assets	$298.6	$300.7

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$24.3	$18.4
Other current liabilities	1.0	12.0

Total current liabilities	25.3	30.4

Noncurrent liabilities	1.5	1.0
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	238.3	234.8
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.2	1.1
General partner's interest	32.3	33.4

Total partners' capital	271.8	269.3

Total liabilities and partners' capital	$298.6	$300.7

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2012	2011	2010
	(in millions, except per unit amounts)
Net sales:
Product sales to an Affiliate of the General Partner	$776.7	$797.9	$—
Product sales	—	—	564.0
Other income from an Affiliate of the General Partner	0.6	0.6	—
Other income	2.8	0.4	0.6

Total	780.1	798.9	564.6
Cost of goods sold:
Materials, supplies and services	180.4	253.8	329.1
Services provided by the General Partner and Affiliates	21.9	20.6	17.9

Gross margin	577.8	524.5	217.6
Selling, general and administrative services provided by the General Partner and Affiliates	15.0	14.5	14.3
Other general and administrative expenses	2.0	2.1	1.4

Earnings from operations	560.8	507.9	201.9
Interest expense	—	—	(0.4)
Interest income	—	0.1	0.1

Net earnings	$560.8	$508.0	$201.6

Other comprehensive income
Change in fair value of derivatives	$—	$—	$(3.2)

Comprehensive income	$560.8	$508.0	$198.4

Allocation of net earnings:
General Partner	$239.7	$219.4	$51.4
Class B Common Units	5.5	5.0	2.0
Common Units	315.6	283.6	148.2

Net earnings	$560.8	$508.0	$201.6

Net earnings per Common Unit	$17.06	$15.33	$8.01

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Partners' Capital

	Common Units	Class B Common Units	General Partner's Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2009	$152.8	$(0.2)	$(14.5)	$3.2	$141.3
Net earnings	148.2	2.0	51.4		201.6
Change in fair value of derivatives				(3.2)	(3.2)
Distributions	(92.5)	(1.2)	(36.0)	—	(129.7)

Partners' capital at December 31, 2010	$208.5	$0.6	$0.9	$—	$210.0

Net earnings and Comprehensive income	283.6	5.0	219.4		508.0
Distributions	(257.3)	(4.5)	(186.9)	—	(448.7)

Partners' capital at December 31, 2011	$234.8	$1.1	$33.4	$—	$269.3

Net earnings and Comprehensive income	315.6	5.5	239.7		560.8
Distributions	(312.1)	(5.4)	(240.8)	—	(558.3)

Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$—	$271.8

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating Activities
Net earnings	$560.8	$508.0	$201.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	17.5	22.5	18.8
Non-cash (gain) loss on derivatives	(11.2)	11.9	(0.3)
Loss on sale of property, plant and equipment	—	—	0.5
Changes in operating assets and liabilities:
Accounts receivable	—	32.8	(9.5)
Inventories, net	0.5	6.8	1.1
Accounts payable and accrued expenses	6.0	(5.9)	2.1
Customer advances	—	(61.2)	44.8
Other assets and liabilities	(2.2)	—	2.0

Net cash from operating activities	571.4	514.9	261.1

Investing Activities
Additions to property, plant and equipment and plant turnaround expenditures	(46.7)	(8.7)	(28.5)
Changes in demand deposit with General Partner affiliate	3.2	(2.5)	(2.3)

Net cash used in investing activities	(43.5)	(11.2)	(30.8)

Financing Activities
Partnership distributions paid	(558.3)	(448.7)	(129.7)
Debt origination fees	—	—	(0.6)

Net cash used in financing activities	(558.3)	(448.7)	(130.3)

Increase (decrease) in cash and cash equivalents	(30.4)	55.0	100.0
Cash and cash equivalents at beginning of year	179.8	124.8	24.8

Cash and cash equivalents at end of year	$149.4	$179.8	$124.8

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$0.4

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2012, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2012.

        Throughout this document, the terms "General Partner Affiliates," "Affiliates of the General Partner" or similar terms refer to CF Industries and consolidated subsidiaries of CF Industries, including TNGP. CF Industries acquired Terra Industries, Inc. (Terra) in April 2010, and acquired the General Partner and Terra's ownership in the Partnership at that time. For periods prior to the acquisition of Terra by CF Industries in April 2010, the terms refer solely to an affiliate or affiliates of Terra.

        In our Consolidated Balance Sheet as of December 31, 2011, we have reclassified certain balances related to plant turnaround assets and non-current catalysts to "Property, plant and equipment, net" to be consistent with the current year's presentation. The total amount reclassified to "Property, plant and equipment, net" as of December 31, 2011 was $10.5 million (net of depreciation and amortization). Additionally we have reclassified certain other balances related to spare parts used in our manufacturing process which had previously been presented in "Inventories, net" to "Other assets" to be consistent with the current year's presentation. The total amount reclassified from "Inventories, net" as of December 31, 2011 was $4.7 million. As a result of the reclassification involving property, plant and equipment, we have also reclassified certain amounts on our Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010, among "Depreciation and amortization" and "Other assets and liabilities" in operating activities and "Additions to property, plant and equipment" in investing activities. The net reclassification between operating and investing activities for the years ended December 31, 2011 and 2010 was $1.9 million and $2.0 million, respectively.

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

TERRA NITROGEN COMPANY, L.P.

TNCLP agreement of limited partnership that provides for allocations of income between the limited partners and the General Partner in the same proportion as cash distributions declared during the year.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence that a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss have been transferred to an affiliate of the General Partner.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

Demand Deposits with General Partner Affiliate

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

Inventories, net

        Fertilizer inventories are reported at the lower of cost or net realizable value and are determined on a first-in, first-out or average cost basis. Inventories include the cost of materials, production labor and production overhead. Net realizable value is reviewed quarterly. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.

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

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all

TERRA NITROGEN COMPANY, L.P.

turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 9—Property, Plant and Equipment, Net.

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

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we currently use are fixed price swaps and options traded in over-the-counter markets. These derivatives reference NYMEX futures contract prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

        Derivatives are recognized on the consolidated balance sheet at fair value. Cash flows related to natural gas derivatives are reported as operating activities.

        Since the second quarter of 2010, we have used natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Prior to the second quarter of 2010, we designated our natural gas derivatives as cash flow hedges and, to the extent the hedges were determined to be effective, changes in fair value were reported as a component of AOCI in the period of change, and subsequently recognized in cost of sales in the period the offsetting hedged transaction occurred. We discontinued hedge accounting in the second quarter of 2010. For additional information, see Note 7—Derivative Financial Instruments.

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

TERRA NITROGEN COMPANY, L.P.

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

Recently Issued Pronouncements

        In February 2013, the FASB issued a standard pertaining to the reporting of amounts reclassified out of accumulated other comprehensive income (AOCI) (ASU No. 2013-02). The standard requires that an entity provide, by component, information regarding the amounts reclassified out of AOCI, either on the face of the statement of operations or in the notes, and an indication as to the line items in the statement of operations that the amounts were reclassified to. In addition, in certain cases, an entity is required to cross-reference to other disclosures that provide additional details about the reclassified amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

4.     Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Customer advances were cash deposits received from customers which did not increase Available Cash until such time as the customer's order was shipped and the revenue was earned. Since January 1, 2011, when an affiliate of the General Partner became our sole customer, no customer advances have been received and none are expected in the future. We paid distributions of $558.3 million, $448.7 million and $129.7 million to our partners in 2012, 2011 and 2010, respectively.

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

TERRA NITROGEN COMPANY, L.P.

        On February 8, 2013, we announced a $3.63 cash distribution per common unit, payable on February 28, 2013 to holders of record as of February 19, 2013. In the fourth quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        The quarterly cash distributions paid to the unitholders and the General Partner in 2012 and 2011 follow:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2012
	First Quarter	$83.8	$4.53	$1.5	$8.01	$65.9
	Second Quarter	74.0	4.00	1.3	6.96	56.2
	Third Quarter	77.9	4.21	1.3	7.39	60.2
	Fourth Quarter	76.4	4.12	1.3	7.21	58.5
2011
	First Quarter	$25.1	$1.36	$0.3	$1.79	$8.3
	Second Quarter	89.5	4.84	1.6	8.61	71.5
	Third Quarter	69.4	3.75	1.2	6.48	51.7
	Fourth Quarter	73.3	3.96	1.3	6.89	55.5

        At December 31, 2012, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5.     Net Earnings per Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$560.8	$508.0	$201.6
Less: Net earnings allocable to General Partner	239.7	219.4	51.4
Less: Net earnings allocable to Class B Common Units	5.5	5.0	2.0

Net earnings allocable to Common Units	$315.6	$283.6	$148.2

Weighted average units outstanding	18.5	18.5	18.5

Net earnings per Common Unit	$17.06	$15.33	$8.01

        There were no dilutive TNCLP units outstanding for the years ended December 31, 2012, 2011 and 2010.

6.     Inventories, net

        Inventories, net consisted of the following:

	December 31,
	2012	2011
	(in millions)
Materials and supplies	$11.7	$13.9
Finished goods	5.2	3.4

Total	$16.9	$17.3

7.     Derivative Financial Instruments

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas market prices are volatile, and we hedge a portion of our natural gas requirements through the use of financial derivative contracts that reference physical natural gas prices or approximate NYMEX futures contract prices. The derivatives that we currently use are natural gas swaps and options. The contract prices are based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset changes in the market price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods.

        We report derivatives on our consolidated balance sheet at fair value. The gross fair values at December 31, 2012 and 2011 are shown below. All balance sheet amounts from derivatives arose from

TERRA NITROGEN COMPANY, L.P.

commodity derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	December 31,
	2012	2011
	(in millions)
Unrealized gains in other current assets	$0.2	$—
Unrealized losses in other current liabilities	(1.0)	(12.0)

Net unrealized derivative losses	$(0.8)	$(12.0)

        Since the second quarter of 2010, we have used natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur.

        Prior to the second quarter of 2010, we designated our natural gas derivatives as cash flow hedges and, to the extent the hedges were determined to be effective, changes in fair value were reported as a component of AOCI in the period of change, and subsequently recognized in cost of sales in the period the offsetting hedged transaction occurred. In the second quarter of 2010, we discontinued hedge accounting. At that time, all open cash flow hedges were de-designated, resulting in changes in fair value thereafter being recognized in cost of goods sold. The remaining balance in AOCI relating to derivatives that were originally designated as cash flow hedges was reclassified into earnings as the derivatives settled during the second quarter of 2010.

        The following table presents the effects of our natural gas derivatives in our consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010.

	Gain (loss) recognized in OCI			Gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives designated as hedging intruments	2012	2011	2010	Location(a)	2012	2011	2010
	(in millions)				(in millions)
Natural gas derivatives	$—	$—	$—	Cost of sales	$—	$—	$3.2

	Gain (loss) recognized directly in income
		Year ended December 31,
	Location	2012	2011	2010
		(in millions)
Natural gas derivatives	Cost of sales	$—	$—	$—

	Gain (loss) recognized directly in income
		Year ended December 31,
Derivatives not designated as hedging intruments	Location	2012	2011	2010
		(in millions)
Natural gas derivatives	Cost of sales	$10.6	$(11.9)	$0.3

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

TERRA NITROGEN COMPANY, L.P.

        In addition to the unrealized gains (losses) shown above, we recognized realized losses of $24.3 million, $11.2 million and $11.2 million in cost of sales for the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012 and 2011, we had open derivative contracts for 9.9 million MMBtus and 27.0 million MMBtus, respectively, of natural gas. For the year ended December 31, 2012, we used derivatives to cover approximately 66% of our natural gas consumption.

        Natural gas derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited or received when predetermined unrealized gain or loss thresholds are exceeded. At both December 31, 2012 and December 31, 2011, we had no cash collateral on deposit for derivative contracts.

        As of December 31, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $0.8 million and $12.0 million, respectively, for which we had no cash collateral on deposit.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At December 31, 2012 and December 31, 2011, our exposure to credit loss from nonperformance by counterparties to derivative instruments was insignificant. Our credit risk is controlled through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

8.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included on our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of December 31, 2012 and 2011.

	Balances as of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$149.4	$149.4	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—

Total assets at fair value	$149.6	$149.4	$0.2	$—

Unrealized losses on natural gas derivatives	$(1.0)	$—	$(1.0)	$—

Total liabilities at fair value	$(1.0)	$—	$(1.0)	$—

TERRA NITROGEN COMPANY, L.P.

	Balances as of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$179.8	$179.8	$—	$—

Total assets at fair value	$179.8	$179.8	$—	$—

Unrealized losses on natural gas derivatives	$(12.0)	$—	$(12.0)	$—

Total liabilities at fair value	$(12.0)	$—	$(12.0)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of December 31, 2012 and 2011, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we currently use are natural gas fixed price swap contracts and options traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized and unrelated third party. See Note 7—Derivative Financial Instruments for additional information.

9.     Property, Plant and Equipment, Net

        Property, plant and equipment, net consisted of the following:

	December 31,
	2012	2011
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	7.6	7.3
Plant and equipment	287.7	302.8
Construction in progress	45.7	3.0

	342.6	314.7
Less: Accumulated depreciation and amortization	225.6	226.9

	$117.0	$87.8

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The

TERRA NITROGEN COMPANY, L.P.

expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$6.5	$13.4
Additions	—	0.9
Depreciation	(3.9)	(7.8)

Ending balance	$2.6	$6.5

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

10.   Related Party Transactions

        TNCLP and TNGP have no employees. We have entered into several agreements with a subsidiary of CF Industries relating to the operation of our business and the sale of the fertilizer products produced at our Verdigris facility. We believe that each of these agreements is on terms that are fair and reasonable to us.

General Administrative Services and Product Offtake Agreement

        On January 1, 2011, pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), the Partnership began to sell all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. When the product offtake component of the Services and Offtake Agreement became effective on January 1, 2011, we recognized revenue of $15.3 million from the sale of product inventory outside the plant gate to an affiliate of the General Partner. The Services and Offtake Agreement was effective for a one-year term starting as of January 1, 2011 and will be extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us were $21.9 million, $20.6 million and $17.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

TERRA NITROGEN COMPANY, L.P.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the years ended December 31, 2012, 2011 and 2010 were $15.0 million, $14.5 million and $14.3 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

Demand Deposits with Affiliates

        Our cash is collected and our expenditures are paid by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf are transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner is both a debtor and creditor to us. At December 31, 2012 and 2011, we had a demand deposit balance with CF Industries of $5.4 million and $8.6 million, respectively.

Leases

        Effective January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by such affiliate of the General Partner related to the use, occupancy and operation of the facilities. The lease is market based, was effective initially for a one-year term and will be extended automatically for successive one-year terms unless terminated by either party prior to renewal. The Pekin terminal stores UAN and the Blair terminal stores both ammonia and UAN. The UAN storage tanks at both Pekin and Blair were taken out of service during 2011. This lease expired on December 31, 2012.

        Effective on January 1, 2013, we entered into a new lease with an affiliate of the General Partner under which the ammonia assets at our Blair terminal are leased by the affiliate. The lease has a five-year term and will be extended automatically for three successive five-year terms unless terminated by either party prior to renewal. The quarterly lease payment is $100,000, subject to an annual inflation adjustment, and additional rent will be paid equal to all costs, expenses, and obligations incurred by the affiliate of the General Partner related to the use, occupancy and operation of the facilities.

        Since January 1, 2011, we have leased certain of our rail cars to an affiliate of the General Partner for quarterly market based rental payments of $3,600 per car. This lease also was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

        We received rental income for the years ended December 31, 2012 and 2011 of $0.6 million.

11.   Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping, and storage tanks. The estimated cost of these AROs expressed in 2012 dollars is $4.9 million. We have not recorded a liability for these conditional AROs at December 31, 2012, because currently we do not believe there is a reasonable basis for

TERRA NITROGEN COMPANY, L.P.

estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

12.   Commitments

        The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are:

Net Minimum Lease Payments
(in millions)
2013	$0.2
2014	0.1
2015	—
2016	—
2018 and thereafter	—

Total	$0.3

        Rent expense under non-cancelable operating leases for years ended December 31, 2012 and December 31, 2011 was insignificant. Rent expense for the year ended December 31, 2010 was $7.7 million.

        As of December 31, 2012, we had commitments of approximately $74.0 million related to firm quantities of gas and open purchase orders. The natural gas commitments are based on a firm quantity of natural gas at market prices. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

13.   Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2012
Net sales	$196.9	$195.6	$181.1	$206.5
Gross margin	129.2	158.8	136.0	153.8
Net earnings	124.2	154.8	131.8	150.0
Net earnings per Common Unit	3.78	4.67	4.00	4.61
2011
Net sales	$196.0	$198.6	$203.3	$201.0
Gross margin	125.1	132.8	132.9	133.7
Net earnings	120.9	128.9	128.4	129.8
Net earnings per Common Unit	3.60	3.95	3.91	3.87

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

Management's Report on Internal Control over Financial Reporting

        TNGP's management is responsible for establishing and maintaining adequate internal control over the Partnership's financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2012. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2012, a copy of which appears on the following page.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

        CF Industries has replaced various business information systems with an enterprise resource planning system from SAP and implementation is occurring in 2013. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Because we rely on CF Industries for administrative support, we are impacted by this initiative.

ITEM 9B.    OTHER INFORMATION

        None

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Terra Nitrogen Company, L.P.

        We have audited Terra Nitrogen Company, L.P.'s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2013

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

Directors

Stephen R. Wilson (age 64)	Mr. Wilson has been a director and Chairman of the Board of TNGP since April 2010. He has served as President and Chief Executive Officer of CF Industries since October 2003. Mr. Wilson joined CF Industries in 1991 as Senior Vice President and Chief Financial Officer, following a lengthy career with Inland Steel Industries, Inc. Mr. Wilson is also a director of CF Industries and Ameren Corporation. The Board of Directors selected Mr. Wilson as a director, among other reasons, because of his extensive knowledge of the nitrogen fertilizer business and industry gained while serving in senior positions with CF Industries over a 20 year career.
Coleman L. Bailey (age 62)
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

TERRA NITROGEN COMPANY, L.P.

Douglas C. Barnard (age 54)	Mr. Barnard has been a director of TNGP since June 2010. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. From January 2001 to July 2003, Mr. Barnard served as an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group (including service from January 2003 to July 2003 in a successor corporation formed to market and sell securities received in the sale of Bcom3 Group). From July 2003 until January 2004, Mr. Barnard was not employed. Previously, from August 2000 to January 2001, he was a partner in the law firm of Kirkland and Ellis. From August 1996 to July 2000, Mr. Barnard was Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. The Board of Directors selected Mr. Barnard as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive legal and corporate governance experience, and his expertise with public company reporting.
Dennis P. Kelleher (age 49)
Dennis P. Kelleher has been a director of TNGP since August 2011. He has served as CF Industries' Senior Vice President and Chief Financial Officer since August 2011. Before joining CF Industries, Mr. Kelleher served as Vice President, Portfolio and Strategy for BP PLC's upstream business. From 2007 to 2010, Mr. Kelleher served as Chief Financial Officer for Pan American Energy LLC. From 2005 to 2007, Mr. Kelleher served as Vice President, Planning and Performance Management for BP PLC's upstream business. Mr. Kelleher was employed as a senior accountant at Arthur Andersen & Co. early in his career. He holds a B.S. degree in accountancy from the University of Illinois and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. He is a certified public accountant. The Board of Directors selected Mr. Kelleher as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive financial and accounting expertise.

TERRA NITROGEN COMPANY, L.P.

Michael A. Jackson (age 58)	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He has served as Chief Marketing and Strategy Officer of Trupointe Cooperative since September 2011. Prior to joining Trupointe Cooperative, Mr. Jackson served as the Chief Executive Officer and President of Adayana, Inc. from April 2008 to May 2011 and served as Chief Operating Officer of Adayana, Inc. from February 2006 to April 2008. Mr. Jackson was Chief Executive Officer and President of Agri Business Group, Inc., which he founded in 1979, until its merger with Adayana, Inc. in October 2005. The Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the Chief Marketing and Strategy Officer of Trupointe Cooperative and as President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc. Mr. Jackson is also a director of Renewable Energy Group, Inc.
Anne H. Lloyd (age 51)
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

TERRA NITROGEN COMPANY, L.P.

W. Anthony Will (age 47)	Mr. Will has been a director of TNGP since June 2010. He has served as CF Industries' Senior Vice President, Manufacturing and Distribution, since January 1, 2012. He was previously CF Industries' Vice President, Manufacturing and Distribution, from March 2009 to December 2011 and CF Industries' Vice President, Corporate Development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner with Accenture Ltd., a position he held from April 2005 to December 2006. From January 2002 to August 2004, he was Vice President Business Development of Sears, Roebuck and Company. From January 2007 to March 2007 and from September 2004 to March 2005, Mr. Will was not employed. From January 2001 to January 2002, Mr. Will was a consultant with Egon Zehnder International, a global consulting firm. Previously, from October 1998 to January 2001, he served as Vice President, Strategy and Corporate Development, of Fort James Corporation, a global paper and consumer products company. Prior to joining Fort James, Mr. Will was a manager with the Boston Consulting Group, a global strategy consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. The Board of Directors selected Mr. Will as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive experience in fertilizer manufacturing and distribution.
Principal Operating Executive Officers
Stephen R. Wilson (age 64)
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
Dennis P. Kelleher (age 49)
Mr. Kelleher has been Senior Vice President and Chief Financial Officer of TNGP since August 2011. He has served as Senior Vice President and Chief Financial Officer of CF Industries since August 2011. Before joining CF Industries, Mr. Kelleher served as Vice President, Portfolio and Strategy for BP PLC's upstream business. From 2007 to 2010, Mr. Kelleher served as Chief Financial Officer for Pan American Energy LLC. From 2005 to 2007, Mr. Kelleher served as Vice president, Planning and Performance Management for BP PLC's upstream business. Mr. Kelleher was employed as a senior accountant at Arthur Andersen & Co. early in his career. He holds a B.S. degree in accountancy from the University of Illinois and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. He is a certified public accountant.

TERRA NITROGEN COMPANY, L.P.

Douglas C. Barnard (age 54)	Mr. Barnard has been Senior Vice President, General Counsel, and Secretary of TNGP since January 2012 and was previously Vice President, General Counsel, and Secretary of TNGP from April 2010 to January 2012. He has served as Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. From January 2001 to July 2003, Mr. Barnard served as an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group (including service from January 2003 to July 2003 in a successor corporation formed to market and sell securities received in the sale of Bcom3 Group). From July 2003 until January 2004, Mr. Barnard was not employed. Previously, from August 2000 to January 2001, he was a partner in the law firm of Kirkland and Ellis. From August 1996 to July 2000, Mr. Barnard was Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago.
Bert A. Frost (age 48)
Mr. Frost has been Senior Vice President, Sales and Market Development of TNGP since January 2012 and was previously Vice President, Sales and Market Development of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Sales and Market Development since January 2012 and was previously CF Industries' Vice President, Sales and Market Development from January 2009 to December 2011. Before joining CF Industries in November 2008, Mr. Frost spent over 13 years with Archer Daniels Midland Company, where he served most recently as Managing Director—International Fertilizer/Inputs from June 2008 to November 2008 and Director—Fertilizer, Logistics and Ports Divisions, ADM—Brazil from April 2000 to June 2008. Earlier in his career, Mr. Frost held positions of increasing responsibility at Archer Daniels Midland and Koch Industries, Inc. He holds a B.S. degree from Kansas State University and is a graduate of Harvard Business School's Advance Management Program.

TERRA NITROGEN COMPANY, L.P.

Richard A. Hoker (age 48)	Mr. Hoker has been Vice President and Corporate Controller of TNGP since April 2010 and served as director of TNGP from September 2010 until August 2011. He has served as CF Industries' Vice President and Corporate Controller since November 2007. Before joining CF Industries, Mr. Hoker spent over 11 years with Sara Lee Corporation, where he served most recently as Vice President and Controller from January 2007 to November 2007 and Principal Accounting Officer from July 2007 to November 2007. Prior to being named Controller, Mr. Hoker held other financial management positions of increasing responsibility at Sara Lee. Prior to joining Sara Lee, Mr. Hoker was a member of the financial advisory services consulting group at Coopers & Lybrand LLP in Chicago (now PricewaterhouseCoopers) and previously led teams in the firm's audit practice. Mr. Hoker holds a B.S. degree in accounting from DePaul University and an M.B.A. degree in finance and accounting from the University of Chicago. He is also a certified public accountant.
Wendy S. Jablow Spertus (age 50)
Ms. Jablow Spertus has been Senior Vice President, Human Resources of TNGP since January 2012 and was previously Vice President, Human Resources of TNGP from April 2010 to January 2012. She has served as CF Industries' Senior Vice President, Human Resources, since January 2012 and was previously CF Industries' Vice President, Human Resources from August 2007 to December 2011. Prior to joining CF Industries, Ms. Jablow Spertus served as the Chief Human Resources Officer of Fenwal, Inc., a medical device manufacturer, from December 2006 to July 2007. Ms. Jablow Spertus spent eight years with Ideal Industries, Inc., an electrical equipment manufacturer and technology design company, where she served most recently as Vice President, Human Resources and Administration, and for six concurrent years as Vice president and General Manager of Ideal Industries' DataComm business unit. Ms. Jablow Spertus held a variety of human resources positions in the nine years she was employed with FMC Corporation. Ms. Jablow Spertus was also a senior auditor for Ernst & Whinney. Ms. Jablow Spertus holds a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. degree from the University of Michigan. She is also a certified public accountant.

TERRA NITROGEN COMPANY, L.P.

Philipp P. Koch (age 61)	Mr. Koch has been Senior Vice President, Supply Chain of TNGP since January 2012 and was previously Vice President, Supply Chain of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Supply Chain, since January 2012. He was previously CF Industries' Vice President, Supply Chain, from January 2008 to January 2012 and CF Industries' Vice President, Raw Materials Procurement, from July 2003 to January 2008. Before joining CF Industries, Mr. Koch spent nearly 25 years in the energy industry with Amoco Corporation and BP PLC from January 1980 to July 2003. Mr. Koch has a B.A. degree from Greenville College and an M.B.A. degree from DePaul University.
W. Anthony Will (age 47)
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

TERRA NITROGEN COMPANY, L.P.

Meetings of the Board

        The Board of Directors held four regular meetings in 2012. Each director attended 100 percent of the total meetings of the board and board committees of which he or she was a member.

Audit Committee

        In 2012, the Audit Committee of the Board of Directors of TNGP met five times. It is currently composed of Ms. Lloyd (Chairman) and Messrs. Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the General Partner's Board of Directors on October 24, 2011, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

        In 2012, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met three times and is currently composed of Messrs. Bailey (Chairman), Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Corporate Governance Guidelines of the Board of Directors establishes that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the Board of Directors' duties. The Corporate Governance Guidelines also establishes that the Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than 10 percent of beneficial owners to file initial reports of ownership and

TERRA NITROGEN COMPANY, L.P.

reports of changes in beneficial ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2012 in a timely manner.

Corporate Governance Matters

        TNGP has adopted Corporate Governance Guidelines which meet the requirements of the NYSE and apply to TNGP's directors, executive officers (including its principal executive officer and principal financial officer) and other employees. Because TNGP is a wholly-owned subsidiary of CF Industries whose officers are all officers of CF Industries, the CF Industries' Code of Business Conduct applies to TNGP's executive officers (including its principal executive officer and principal financial officer) and other employees. In addition, the CF Industries Code of Business Conduct applies to TNGP's non-management directors in the same fashion as it applies to CF Industries' non-management directors. The CF Industries Code of Business Conduct also meets the requirements of the NYSE. A copy of the Corporate Governance Guidelines and CF Industries' Code of Business Conduct can be viewed on CF Industries' web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance". A copy of each is also available in print upon request by following the directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.

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

        During 2012, in accordance with the Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the board without management or management directors. The executive sessions are held at board meetings and the independent directors choose one of the independent directors to lead the discussion and preside at each such meeting.

Communication

        Interested parties who wish to communicate a message to the board, the independent directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 4 Parkway North, Suite 400, Deerfield, IL 60015-2590.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not have any executive officers or employees. Instead, we are managed by our General Partner, TNGP, the executive officers of which are officers of CF Industries or its subsidiaries. CF Industries owns approximately 75 percent of the outstanding common units representing our limited partnership interests and CF Industries is also the indirect 100 percent owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from CF Industries. The compensation committee of the Board of Directors of CF Industries is responsible for the compensation decisions relating to the executive officers of TNGP. The Board of Directors of TNGP

TERRA NITROGEN COMPANY, L.P.

does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP's executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by CF Industries, see the Schedule 14A definitive proxy statement of CF Industries Holdings, Inc., which will be filed with the Securities and Exchange Commission (SEC) when available.

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

        Since we have no executive officers or employees, all employment-related functions, including production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions are provided to us by employees of subsidiaries of CF Industries.

        We reimburse subsidiaries of CF Industries for a portion of the compensation expenses incurred with respect to TNGP's executive officers and other employees of CF Industries and its affiliates who provide services to us. Compensation expenses for production and manufacturing services are charged directly to us based on actual costs. Compensation expenses for selling and general and administrative related functions, including the compensation of the TNGP's executive officers, are reimbursed based on a quarterly fixed fee arrangement.

        Further discussion of our arrangements with subsidiaries of CF Industries can be found in Note 10, Related Party Transactions, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Respectfully submitted,
Stephen R. Wilson, Chairman
Coleman L. Bailey
Douglas C. Barnard
Michael A. Jackson
Dennis P. Kelleher
Anne H. Lloyd
W. Anthony Will

TERRA NITROGEN COMPANY, L.P.

SUMMARY COMPENSATION TABLE

        Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2012.

DIRECTOR COMPENSATION

        TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the "TNGP Board") for the fiscal year ended December 31, 2012.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2)	Total
Bailey, C.	$59,300	$149,697	$208,997
Jackson, M.	$56,800	$124,516	$181,316
Lloyd, A.	$66,800	$118,172	$184,972

(1)
For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under ASC 718 (pre-codification FAS 123R) with respect to TNCLP phantom units granted to each director in 2012, including units received as dividends during the year on units held by the director. The phantom unit awards granted under Post-2007 Phantom Unit Program will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the vesting date. The phantom unit awards granted under Pre-2008 Phantom Unit Program will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the Director's departure from the TNGP Board. For purposes of this calculation, we assumed that no phantom units would be forfeited.

Director Fees Paid in Cash

        In 2012, each non-employee director of TNGP received an annual retainer of $40,000 (paid quarterly) and board and committee meeting fees of $1,400 per meeting attended. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. Messrs. Wilson, Barnard, Kelleher and Will serve on the TNGP Board and are employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board.

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

Post-2007 Phantom Unit Program

        On October 22, 2007, the TNGP Board adopted a new phantom unit program (the Post-2007 Phantom Unit Program) that provides for an annual grant of phantom units to non-employee directors of TNGP. Pursuant to the Post-2007 Phantom Unit Program, each non-employee director will receive an annual award of a number of phantom units determined by dividing a value fixed by the TNGP Board by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant. For the 2012 grant, the grant date value of the annual award was fixed at $90,000. The annual awards are granted upon the first meeting of the TNGP Board each year.

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

        The first grant of phantom units under the Post-2007 Phantom Unit Program was made on January 15, 2008 to each of the non-employee directors of TNGP. Subsequent grants of phantom units have been made annually.

        The Board has established a minimum ownership guide for non-employee directors of 2,000 common units ("Ownership Guide"). Newly elected directors have a period of five (5) years to satisfy the Ownership Guide. The Ownership Guide may be satisfied by ownership of common units, accrual of phantom units under Board approved compensation programs or any combination of the two.

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

TERRA NITROGEN COMPANY, L.P.

elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25 percent) of phantom units that may be awarded during the following year.

        The following table sets forth the number of phantom units held by each non-employee director as of the date of this report and awards vested in 2012.

				Number of Phantom Units Currently Held
	Number of Phantom Units Vested in 2012	Value Realized on Vesting ($)
Name				Vested	Unvested
Bailey, C.	976.94	$183,518		3,120.78	595.17
Jackson, M.	976.94	$183,518		1,553.37	595.17
Lloyd, A.	976.94	$183,518	(1)	1,158.45	595.17

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

Compensation Committee Interlocks and Insider Participation

        TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' 2012 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, and as related to his or her position as a director, except as described under the caption "Certain Relationships and Related Transactions." During 2012, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP's (or its predecessor) Board or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

TERRA NITROGEN COMPANY, L.P.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. CF Industries Enterprises, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of CF Industries. Terra LP Holdings LLC (also an indirect wholly-owned subsidiary of CF Industries) owned directly, as of February 15, 2013, 13,889,014 common units of TNCLP. CF Industries and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

        The following table shows the ownership of TNCLP common units and CF Industries common stock as of February 15, 2013 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons) (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Units Beneficially Owned	Percent of Class	Number of CF Industries Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)	13,889,014	75.1%	—	—
CF Industries, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Enterprises, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Sales, Inc.(3)	13,889,014	75.1%	—	—
Terra LP Holdings LLC(3)	13,889,014	75.1%	—	—
Terra Nitrogen GP Inc.(4)	—	—	—	—
Stephen R. Wilson	—	—	390,378	*
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	28,324	*
Bert A. Frost	—	—	28,535	*
Richard A. Hoker	—	—	11,332	*
Wendy S. Jablow Spertus	—	—	23,185	*
Michael A. Jackson	—	—	—	—
Dennis P. Kelleher	—	—	9,921	*
Philipp P. Koch	—	—	21,902	*
Anne H. Lloyd	—	—	—	—
W. Anthony Will	—	—	38,431	*
All directors and management as a group (9 persons)	—	—	552,008	*

*
Represents less than 1% of class.

(1)
Each person has sole voting and investment power of all the CF Industries common shares indicated.

(2)
The shares indicated for Messrs. Wilson, Barnard, Frost, Hoker, Kelleher, Koch and Will and Ms. Spertus include shares underlying stock options granted under CF Industries' Equity and Incentive Plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted.

TERRA NITROGEN COMPANY, L.P.

(3)
By virtue of its ownership of all the outstanding equity of Terra LP Holdings LLC, CF Industries Sales, LLC may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC. By virtue of its ownership of all the outstanding common stock of CF Industries Sales, LLC, CF Industries Enterprises, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC and CF Industries Sales, LLC. By virtue of its ownership of all the outstanding common stock of CF Industries Enterprises, Inc., CF Industries, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, CF Industries Sales, LLC and CF Industries Enterprises, Inc. By virtue of its ownership of all the outstanding common stock of CF Industries, Inc., CF Industries Holdings, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, CF Industries Sales, LLC, CF Industries Enterprises, Inc. and CF Industries, Inc.

(4)
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

TERRA NITROGEN COMPANY, L.P.

        Information with respect to certain relationships and related transactions is contained in Notes to the Consolidated Financial Statements, Note 10, Related Party Transactions and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10, Directors and Executive Officers of the Registrant, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

        The following table describes fees for professional audit services rendered by KPMG LLP (KPMG) for the audit of the Partnership's annual financial statements for the years ended December 31, 2012 and 2011 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2012	2011
Audit fees(1)	$270,000	$236,600
Audit related fees	—	—

Total audit and audit realted fees	270,000	236,600
Tax fees	—	—
All other fees	—	—

Total fees	$270,000	$236,600

(1)
Audit Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by KPMG for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

        Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee on April 26, 2012. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee, as provided in its charter.

TERRA NITROGEN COMPANY, L.P.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

TERRA NITROGEN COMPANY, L.P.

(b)   Exhibits

3.1	Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen Company, L.P. ("TNCLP") dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.
3.2	First Amended and Restated Agreement of Limited Partnership of TNCLP, dated September 1, 2005, filed as Exhibit 3.1 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.3
Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated as of April 26, 2012, filed as Exhibit 3.1 to TNCLP's Form 8-K filed on May 2, 2012, is incorporated herein by reference.
3.4	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.5	By-Laws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP's Form 8-K filed on September 7, 2005, are incorporated herein by reference.
3.6
Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005, is incorporated herein by reference.
3.7
First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 10.3 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.8*	Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen L.P., dated April 26, 2012.
4.1	Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
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

TERRA NITROGEN COMPANY, L.P.

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
10.8
Amended and Restated Terminal Lease agreement dated December 28, 2012, by and between Terra Nitrogen Company, L.P., a Delaware limited partnership and CF Industries, Inc., a Delaware corporation, filed as Exhibit 10.1 to TNCLP's Form 8-K dated December 28, 2012, is incorporated herein by reference.
10.9
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
10.10
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

TERRA NITROGEN COMPANY, L.P.

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
101***
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Consolidated Financial Statements*

*
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

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner
Date:	February 27, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 27, 2013 and in the capacities indicated.

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