Form 10-Q
period 2013-03-31
TERRA NITROGEN CO L P /DE
filed 2013-05-09
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2013 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        At the close of business on May 8, 2013 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2013	December 31, 2012
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$290.6	$149.4
Demand deposits with affiliates of the General Partner	—	5.4
Due from affiliates of the General Partner	5.1	—
Accounts receivable	0.7	0.6
Inventories, net	5.1	5.8
Prepaid expenses and other current assets	3.3	1.6

Total current assets	304.8	162.8
Property, plant and equipment, net	141.3	128.1
Other assets	8.0	7.7

Total assets	$454.1	$298.6

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$21.8	$24.3
Due to affiliates of the General Partner	110.1	—
Other current liabilities	—	1.0

Total current liabilities	131.9	25.3

Noncurrent liabilities	1.6	1.5
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	263.2	238.3
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.6	1.2
General partner's interest	55.8	32.3

Total partners' capital	320.6	271.8

Total liabilities and partners' capital	$454.1	$298.6

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2013	2012
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$223.7	$196.5
Other income from an affiliate of the General Partner	0.1	0.1
Other income	0.3	0.3

Total	224.1	196.9
Cost of goods sold:
Materials, supplies and services	46.6	62.8
Services provided by the affiliates of the General Partner	5.6	4.9

Gross margin	171.9	129.2
Selling, general and administrative services provided by the affiliates of the General Partner	3.8	3.7
Other general and administrative expenses	1.3	1.3

Earnings from operations	166.8	124.2

Net earnings	$166.8	$124.2

Allocation of net earnings:
General Partner	$73.0	$53.1
Class B Common Units	1.6	1.2
Common Units	92.2	69.9

Net earnings	$166.8	$124.2

Net earnings per common unit	$4.98	$3.78

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2011	$234.8	$1.1	$33.4	$269.3
Net earnings	69.9	1.2	53.1	124.2
Distributions	(83.9)	(1.4)	(65.9)	(151.2)

Partners' capital at March 31, 2012	$220.8	$0.9	$20.6	$242.3

Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	92.2	1.6	73.0	166.8
Distributions	(67.3)	(1.2)	(49.5)	(118.0)

Partners' capital at March 31, 2013	$263.2	$1.6	$55.8	$320.6

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2013	2012
	(in millions)
Operating Activities
Net earnings	$166.8	$124.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4.1	5.4
Unrealized (gain) loss on derivatives	(3.9)	11.3
Changes in operating assets and liabilities:
Accounts receivable	(0.1)	(0.1)
Inventories, net	0.7	0.7
Accounts payable and accrued expenses	(2.6)	(3.8)
Due to/from affiliates of the General Partner	3.8	2.7
Other assets and liabilities	1.3	(0.1)

Net cash provided by operating activities	170.1	140.3

Investing Activities
Additions to property, plant and equipment, net	(17.6)	(8.8)
Changes in demand deposits with affiliates of the General Partner	5.4	8.6

Net cash used in investing activities	(12.2)	(0.2)

Financing Activities
Partnership distributions paid	(16.7)	(151.2)

Net cash used in financing activities	(16.7)	(151.2)

Increase (decrease) in cash and cash equivalents	141.2	(11.1)
Cash and cash equivalents at beginning of period	149.4	179.8

Cash and cash equivalents at end of period	$290.6	$168.7

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of March 31, 2013, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of March 31, 2013.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2012, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

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

        Throughout this document, the terms "affiliate of the General Partner" and "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP.

        In our Consolidated Balance Sheet as of December 31, 2012, we have reclassified certain balances related to catalysts used in our manufacturing process which previously had been presented in "Inventories, net" to "Property, plant and equipment, net" to be consistent with the current year's presentation. The total amount reclassified from "Inventories, net" as of December 31, 2012 was $11.1 million. As a result of this reclassification, we have also reclassified certain amounts on our Consolidated Statement of Cash Flows for the three months ended March 31, 2012, among "Depreciation and amortization" and "Inventories, net" in operating activities and "Additions to

TERRA NITROGEN COMPANY, L.P.

property, plant and equipment, net" in investing activities. The net reclassification between operating and investing activities during the first quarter of 2012 was $2.4 million.

2. Summary of Significant Accounting Policies

        For a complete discussion of the Partnership's significant accounting policies, refer to the notes to the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K, filed with the SEC on February 27, 2013.

3. New Accounting Standards

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the FASB Accounting Standards Codification, and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments, and the effect these arrangements have on the entity's financial position. In January 2013, the FASB issued an amendment to ASU No. 2011-11 (ASU No. 2013-01) clarifying that its scope applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These standards are effective for disclosures in interim and annual reporting periods beginning on or after January 1, 2013. We adopted this standard in the first quarter of 2013 and its adoption did not have a significant impact on our consolidated financial statements.

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2013, we declared partnership distributions of $118.0 million, of which $16.7 million was paid as of March 31, 2013. The remaining $101.3 million was paid during the second quarter of 2013. During the three months ended March 31, 2012 we paid partnership distributions of $151.2 million.

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

TERRA NITROGEN COMPANY, L.P.

        On May 8, 2013, we announced a $4.68 cash distribution per common limited partnership unit, payable on May 30, 2013 to holders of record as of May 20, 2013. In the first quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        At March 31, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5. Net Earnings per Limited Partner Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in millions, except per-unit amounts)
Basic earnings per common unit:
Net earnings	$166.8	$124.2
Net earnings allocable to General Partner	(73.0)	(53.1)
Net earnings allocable to Class B Common Units	(1.6)	(1.2)

Net earnings allocable to common units	$92.2	$69.9

Weighted average units outstanding	18.5	18.5

Net earnings per common unit	$4.98	$3.78

        There were no dilutive TNCLP units outstanding for the three months ended March 31, 2013 and 2012.

TERRA NITROGEN COMPANY, L.P.

6. Inventories, net

        Inventories, net consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Materials and supplies	$0.7	$0.6
Finished goods	4.4	5.2

Total	$5.1	$5.8

7. Derivative Financial Instruments

        Derivative financial instruments are executed on our behalf by an affiliate of the General Partner to manage the volatility in our natural gas prices. We report derivatives on our consolidated balance sheet at fair value. Changes in fair value are recognized in cost of sales in the period of change. Cash flows related to natural gas derivatives are reported in operating activities.

        The derivatives we use currently are primarily natural gas call options. The derivative contract prices are based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility at locations other than Henry Hub, which creates a location basis differential between the derivative contract price and the physical price of natural gas. Accordingly, the prices underlying the financial derivatives we use may not exactly match the prices of physical gas we consume. The contracts are traded in months forward and settlement dates are scheduled to coincide with anticipated gas purchases during those future periods.

        The gross fair values of derivatives on our balance sheet are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	March 31, 2013	December 31, 2012
	(in millions)
Unrealized gains in other current assets	$3.1	$0.2
Unrealized losses in other current liabilities	—	(1.0)

Net unrealized derivative gains (losses)	$3.1	$(0.8)

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended March 31,
	2013	2012
	(in millions)
Unrealized mark-to-market gains (losses)	$3.7	$(11.3)
Realized gains (losses)	(1.6)	(7.0)

Net derivative gains (losses)	$2.1	$(18.3)

TERRA NITROGEN COMPANY, L.P.

        As of March 31, 2013 and December 31, 2012, we had open derivative contracts for 7.2 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2013, we used derivatives to cover approximately 91% of our natural gas consumption.

        The counterparties to our derivatives are large financial institutions and large oil and gas companies. The derivatives are executed with several counterparties, generally under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for over-the-counter (OTC) derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:

  •
  Settlement netting generally allows the parties to net, into a single net payable or receivable, ordinary settlement obligations arising under the ISDA agreement on the same day, in the same currency, for the same types of derivative instruments, and through the same pairing of offices.

  •
  Close-out netting rights are provided in the event of a default or other termination event (as defined in the ISDA agreements), including bankruptcy. Depending on the cause of early termination, the non-defaulting party may elect to accelerate and terminate all or some transactions outstanding under the ISDA agreement. The values of all terminated transactions and certain other payments under the ISDA agreement are netted, resulting in a single net close-out amount payable to or by the non-defaulting party. Termination values may be determined using a mark-to-market approach or based on a party's good faith estimate of its loss. If the final net close-out amount is payable by the non-defaulting party, that party's obligation to make the payment may be conditioned on factors such as the termination of all derivative transactions between the parties or payment in full of all of the defaulting party's obligations to the non-defaulting party, in each case regardless of whether arising under the ISDA agreement or otherwise.

  •
  Setoff rights are provided by certain of the ISDA agreements and generally allow a non-defaulting party to elect to setoff, against the final net close-out payment, other matured and contingent amounts payable between the parties under the ISDA agreement or otherwise. Typically, these setoff rights arise upon the early termination of all transactions outstanding under an ISDA agreement following a default or specified termination event.

        Most of the ISDA agreements contain credit risk related contingent features with sliding-scale credit support thresholds that are dependent upon credit ratings assigned to certain debt of the General Partner affiliate by certain credit rating agencies. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of March 31, 2013 and December 31, 2012, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were zero and $0.8 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2013 and December 31, 2012, we had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

TERRA NITROGEN COMPANY, L.P.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2013 and December 31, 2012.

		Gross amounts not offset in consolidated balance sheet
	Gross and Net amounts presented in consolidated balance sheet(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
March 31, 2013
Total derivative assets	$3.1	$—	$—	$3.1
Total derivative liabilities	—	—	—	—

Net assets (liabilities)	$3.1	$—	$—	$3.1

December 31, 2012
Total derivative assets	$0.2	$0.2	$—	$—
Total derivative liabilities	1.0	0.2	—	0.8

Net assets (liabilities)	$(0.8)	$—	$—	$(0.8)

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheet. As a result, amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties was approximately $3.1 million and zero as of March 31, 2013 and December 31, 2012, respectively. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the ISDA agreement counterparties would have a material effect on our financial position.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of March 31, 2013 and December 31, 2012.

	Balances as of March 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$290.6	$290.6	$—	$—
Unrealized gains on natural gas derivatives	3.1	—	3.1	—

Total assets at fair value	$293.7	$290.6	$3.1	$—

TERRA NITROGEN COMPANY, L.P.

	Balances as of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$149.4	$149.4	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—

Total assets at fair value	$149.6	$149.4	$0.2	$—

Unrealized losses on natural gas derivatives	$1.0	$—	$1.0	$—

Total liabilities at fair value	$1.0	$—	$1.0	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of March 31, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas call options traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. See Note 7—Derivative Financial Instruments for additional information.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Land	$1.6	$1.6
Building and improvements	7.6	7.6
Plant and equipment	301.2	306.4
Construction in progress	60.6	45.7

	371.0	361.3
Less: Accumulated depreciation and amortization	229.7	233.2

	$141.3	$128.1

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The

TERRA NITROGEN COMPANY, L.P.

expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$2.6	$6.5
Additions	—	—
Depreciation	(1.0)	(0.8)

Ending balance	$1.6	$5.7

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

General Administrative Services and Product Offtake Agreement

        Pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. The Services and Offtake Agreement is effective for annual terms starting as of January 1st and will be extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us were $5.6 million and $4.9 million for the three months ended March 31, 2013 and 2012, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative

TERRA NITROGEN COMPANY, L.P.

functions. Allocated expenses charged to us for the three months ended March 31, 2013 and 2012 were $3.8 million and $3.7 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

Demand Deposits with and Amounts Due to/from Affiliates of the General Partner

        Prior to January 1, 2013, our cash was collected and our expenditures were made by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf were transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner was both a debtor and creditor to us. At December 31, 2012, we had a demand deposit balance with CF Industries of $5.4 million.

        Effective January 1, 2013, we receive cash receipts and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us. At March 31, 2013, we had a net balance due to affiliates of the General Partner of $105.0 million. The increase during the first quarter was due primarily to the fact that the $101.3 million portion of the first quarter cash distribution due to affiliates of the General Partner was not paid until after March 31, 2013.

Spare Parts Sharing Agreement

        Affiliates of CF Industries own and operate nitrogen fertilizer complexes that utilize some equipment that is similar to equipment we utilize at our Verdigris Nitrogen Complex. Each of the various manufacturing complexes maintain spare parts for use in their facilities. In the event that an unplanned need arises and to help prevent manufacturing downtime, we have entered into a spare parts sharing agreement that permits spare parts to be shared among the manufacturing complexes from time to time. Parts that are borrowed from another complex under the agreement are either refurbished and returned to the lender or replaced.

Leases

        Effective January 1, 2011, we leased our two terminals (one located near Blair, Nebraska and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of $109,000 and additional rent equal to all costs, expenses, and obligations incurred by such affiliate of the General Partner related to the use, occupancy and operation of the facilities. The Pekin terminal stored UAN and the Blair terminal stores both ammonia and UAN. The UAN storage tanks at both Pekin and Blair were taken out of service during 2011. This lease expired on December 31, 2012.

        Effective January 1, 2013, we entered into an amended and restated lease with an affiliate of the General Partner under which the ammonia assets at our Blair terminal are leased by the affiliate. The lease has a five-year term and will be extended automatically for three successive five-year terms unless terminated by either party prior to renewal. The quarterly lease payment is $100,000, subject to an annual inflation adjustment, and additional rent will be paid equal to all costs, expenses, and obligations incurred by the affiliate of the General Partner related to the use, occupancy and operation of the facilities.

        Since January 1, 2011, we have leased certain of our rail cars to an affiliate of the General Partner for quarterly market-based rental payments of $3,600 per car. This lease also was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

        We received rental income of $0.1 million for each of the three month periods ended March 31, 2013 and 2012.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s (TNCLP, we, our or us) annual consolidated financial statements and related notes, which are included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2013, as well as our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report.

        The section entitled "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2013, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should read and consider carefully those risks, in addition to the other information in this report and in our other filings with the SEC.

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

        Throughout this document, the terms "affiliate of the General Partner" and "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP.

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. An affiliate of CF Industries is obligated to take all of the production from our Verdigris manufacturing facility and affiliates of CF Industries provide certain services to us, including production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries Holdings' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

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

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended March 31, 2013 of $166.8 million on net sales of $224.1 million, compared with net earnings for the three months ended March 31, 2012 of $124.2 million on net sales of $196.9 million. Net earnings per common unit for the three months ended March 31, 2013 were $4.98 compared with $3.78 for the three months ended March 31, 2012.

        The following table shows the results of operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	2013 vs. 2012
	(in millions, except per unit amounts)
Net sales	$224.1	$196.9	$27.2	14%
Cost of goods sold	52.2	67.7	(15.5)	(23)%

Gross margin	171.9	129.2	42.7	33%
Gross margin percentage	76.7%	65.6%
Selling, general and administrative expenses	5.1	5.0	0.1	2%

Operating earnings	166.8	124.2	42.6	34%

Net earnings	$166.8	$124.2	$42.6	34%

Net earnings allocable to Common Units	$92.2	$69.9	$22.3	32%
Net earnings per Common Unit	$4.98	$3.78	$1.20	32%

TERRA NITROGEN COMPANY, L.P.

Sales Volumes and Prices

        The following table shows our ammonia and UAN sales volumes and average selling prices for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
	Volumes (000 tons)	Price ($/ton)	Volumes (000 tons)	Price ($/ton)
Ammonia	86	$657	95	$517
UAN(1)	540	$310	506	$291
Cost of natural gas ($ per MMBtu)(2)	—	$3.43	—	$3.37

(1)
The nitrogen content of UAN is 32% by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

First Quarter of 2013 Compared to the First Quarter of 2012

        Our net sales for the first quarter of 2013 were $224.1 million, an increase of $27.2 million, or 14%, from the first quarter of 2012 net sales of $196.9 million. The increase was due to a 27% increase in average ammonia selling prices, a 7% increase in average UAN selling prices, and a 7% increase in UAN sales volumes, partially offset by a 9% decrease in ammonia sales volume. Selling prices for ammonia increased from an average of $517 per ton in the three months ended March 31, 2012 to $657 per ton in the three months ended March 31, 2013, while selling prices for UAN increased from an average of $291 per ton in the three months ended March 31, 2012 to $310 per ton in the three months ended March 31, 2013. The increase in fertilizer selling prices in the first quarter of 2013 was due primarily to strong demand and low domestic producer inventories. The strong demand, especially for UAN, reflects anticipation of the large number of acres of corn to be planted in 2013.

        Volume for UAN increased from 506,000 tons in the first quarter of 2012 to 540,000 in the first quarter of 2013 due to higher customer demand for fertilizer application in wheat growing regions and anticipation of fertilizer application in other regions during the coming months as the spring planting season arrives. Volume for ammonia decreased from 95,000 tons in the first quarter of 2012 to 86,000 tons in the first quarter of 2013 due to an early start to the ammonia application in first quarter of 2012 resulting from favorable weather during that period.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	2013 vs. 2012
	(in millions, except per ton amounts)
Realized natural gas costs	$36.9	$36.7	$0.2	1%
Unrealized mark-to-market (gains) losses on natural gas derivatives	(3.7)	11.3	(15.0)	NM
Payroll related expenses	5.6	4.9	0.7	14%
Other	13.4	14.8	(1.4)	(9)%

Total cost of goods sold	$52.2	$67.7	$(15.5)	(23)%

Average cost of goods sold per ton	$83	$112	$(29)	(26)%

        The average cost of goods sold per ton declined to $83 per ton in the first three months of 2013 from $112 per ton in the first three months of 2012. As shown in the preceding table, the 26% decline in the average cost of goods sold per ton is attributable primarily to the effect of unrealized mark-to-market gains and losses on natural gas derivatives. We recorded a $3.7 million unrealized mark-to-market gain on natural gas derivatives for the three months ended March 31, 2013, compared to an $11.3 million unrealized mark-to-market loss for the three months ended March 31, 2012.

        Our gross margin was $171.9 million in the first quarter of 2013 compared to $129.2 million in the first quarter of 2012. Gross margin increased compared to the prior year quarter due to higher average selling prices, higher volumes and lower cost of goods sold. Gross margin as a percent of net sales increased to 76.7% during the first quarter of 2013 from 65.6% during the first quarter of 2012.

        Selling, general and administrative expenses were $5.1 million in the first quarter of 2013, comparable to the first quarter of 2012.

        Our net earnings were $166.8 million in the first quarter of 2013, an increase of $42.6 million, or 34%, as compared to $124.2 million in the first quarter of 2012. Net earnings increased primarily due to higher gross margin.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at March 31, 2013 was $290.6 million, an increase of $141.2 million from the balance of $149.4 million at December 31, 2012. The increase during the first quarter was due primarily to the fact that the $101.3 million portion of the first quarter cash distribution due to affiliates of the General Partner was not paid until after March 31, 2013. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

        Prior to January 1, 2013, our cash was collected and our expenditures made by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf were transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner was both a debtor and creditor to us.

        Effective January 1, 2013, we receive cash receipts and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates

TERRA NITROGEN COMPANY, L.P.

of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$170.1	$140.3
Investing activities	(12.2)	(0.2)
Financing activities	(16.7)	(151.2)

Increase (Decrease) in cash and cash equivalents	$141.2	$(11.1)

Operating Activities

        Net cash provided by operating activities was $170.1 million for the first three months of 2013 compared to $140.3 million for the same period of 2012. The $29.8 million increase in cash provided by operating activities in the first quarter of 2013 was due primarily to an increase in net earnings. Net earnings included noncash depreciation and amortization expense of $4.1 million and $5.4 million during the three months ended March 31, 2013 and 2012, respectively, and an unrealized (gain) loss on derivatives of ($3.9) million and $11.3 million, respectively.

Investing Activities

        Net cash used in investing activities was $12.2 million for the first three months of 2013 compared to $0.2 million in the first three months of 2012. The $12.0 million increase in cash used in investing activities in 2013 was primarily because of higher capital expenditures and a decrease in demand deposits with affiliates of the General Partner. Additions to property, plant and equipment were $17.6 million and $8.8 million during the three months ended March 31, 2013 and 2012, respectively.

Financing Activities

        Net cash used in financing activities was $16.7 million for the first three months of 2013 compared to $151.2 million in the first quarter of 2012, and consists of distributions paid to our unit holders. The decrease in cash used in financing activities in the first quarter of 2013 was due to the fact that the $101.3 million portion of the first quarter cash distribution due to affiliates of the General Partner was not paid until after March 31, 2013. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership.

TERRA NITROGEN COMPANY, L.P.

Capital Expenditures

        Capital expenditures totaled $17.6 million and $8.8 million during the three months ended March 31, 2013 and 2012, respectively. Capital expenditures for 2013 increased due to initial spending on several large projects approved previously. We expect to make capital expenditures in the range of $75 million to $100 million in 2013, including planned turnaround activity during the second quarter of 2013.

        The 2013 capital program includes sustaining expenditures plus certain major projects such as new ammonia and UAN storage tanks, an upgrade to a plant digital control system, and a complex-wide electrical system upgrade. These major projects began in 2012 and are expected to be completed in 2013 and 2014. Additionally, during the second quarter we expect to initiate a turnaround of certain major plants at our Verdigris complex, which will result in lower production levels and lower sales activity during the second quarter of 2013. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Increases in capital expenditures will reduce the Available Cash for unit holder distributions.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2013, we declared partnership distributions of $118.0 million, of which $16.7 million was paid as of March 31, 2013. The remaining $101.3 million was paid during the second quarter of 2013. During the three months ended March 31, 2012 we paid partnership distributions of $151.2 million.

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

TERRA NITROGEN COMPANY, L.P.

        On May 8, 2013, we announced a $4.68 cash distribution per common limited partnership unit, payable on May 30, 2013 to holders of record as of May 20, 2013. In the first quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At March 31, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2013, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Effective January 1, 2013, we receive cash receipts and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The natural gas derivatives that we use currently are primarily natural gas call option contracts.

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

TERRA NITROGEN COMPANY, L.P.

Contractual Obligations

        At March 31, 2013, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of derivative financial instruments.

        The derivative instruments that we currently use are primarily natural gas call options traded in over-the-counter markets. These contracts settle using NYMEX futures prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of March 31, 2013 and December 31, 2012, we had open derivative contracts for 7.2 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2013 would result in a favorable change in the fair value of these derivative positions of $3.9 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $1.7 million.

ITEM 4.    CONTROLS AND PROCEDURES

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In the second quarter of 2010, CF Industries Holdings completed its acquisition of Terra. We are concluding the process of integrating our processes, technology and operations with those of CF Industries Holdings and will continue to evaluate our internal control over financial reporting as we complete these activities. Until these activities are completed, we will maintain the operational integrity of each entity's legacy internal controls over financial reporting.

        CF Industries has replaced various business information systems with an enterprise resource planning system from SAP and implementation is occurring in 2013. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Because we rely on CF Industries for administrative support, we are impacted by this initiative.

TERRA NITROGEN COMPANY, L.P.

FORWARD-LOOKING STATEMENTS

        From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward- looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our Form 10-K, filed with the SEC on February 27, 2013. Such factors include, among others:

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

  •
  CF Industries' ability to complete the implementation of a new enterprise resource planning system and risks associated with cyber security;

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

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)   Exhibits:

10.1	Spare parts sharing agreement
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Consolidated Financial Statements*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: May 9, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 9, 2013	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)