Form 10-Q
period 2013-06-30
TERRA NITROGEN CO L P /DE
filed 2013-08-07
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2013
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

        At the close of business on July 31, 2013 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2013	December 31, 2012
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$169.2	$149.4
Demand deposits with affiliates of the General Partner	—	5.4
Due from affiliates of the General Partner	1.0	—
Accounts receivable	0.8	0.6
Inventories	6.8	5.8
Prepaid expenses and other current assets	0.4	1.6

Total current assets	178.2	162.8
Property, plant and equipment, net	161.1	128.1
Other assets	8.0	7.7

Total assets	$347.3	$298.6

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$27.5	$24.3
Due to affiliates of the General Partner	5.0	—
Other current liabilities	—	1.0

Total current liabilities	32.5	25.3

Noncurrent liabilities	1.5	1.5
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	260.6	238.3
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.6	1.2
General partner's interest	51.1	32.3

Total partners' capital	313.3	271.8

Total liabilities and partners' capital	$347.3	$298.6

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$215.0	$195.4	$438.7	$391.9
Other income from an affiliate of the General Partner	0.2	0.2	0.3	0.3
Other income	0.2	—	0.5	0.3

Total	215.4	195.6	439.5	392.5
Cost of goods sold:
Materials, supplies and services	55.6	31.1	102.2	93.9
Services provided by the affiliates of the General Partner	6.1	5.7	11.7	10.6

Gross margin	153.7	158.8	325.6	288.0
Selling, general and administrative services provided by the affiliates of the General Partner	3.7	3.8	7.5	7.5
Other general and administrative expenses	0.7	0.2	2.0	1.5

Earnings from operations	149.3	154.8	316.1	279.0

Net earnings	$149.3	$154.8	$316.1	$279.0

Allocation of net earnings:
General Partner	$63.8	$66.8	$136.8	$119.9
Class B Common Units	1.5	1.5	3.1	2.7
Common Units	84.0	86.5	176.2	156.4

Net earnings	$149.3	$154.8	$316.1	$279.0

Net earnings per common unit	$4.54	$4.67	$9.52	$8.45

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2011	$234.8	$1.1	$33.4	$269.3
Net earnings	156.4	2.7	119.9	279.0
Distributions	(157.8)	(2.7)	(122.2)	(282.7)

Partners' capital at June 30, 2012	$233.4	$1.1	$31.1	$265.6

Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	176.2	3.1	136.8	316.1
Distributions	(153.9)	(2.7)	(118.0)	(274.6)

Partners' capital at June 30, 2013	$260.6	$1.6	$51.1	$313.3

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
	(in millions)
Operating Activities
Net earnings	$316.1	$279.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11.0	10.9
Unrealized gain on derivatives	(0.8)	(2.5)
Changes in operating assets and liabilities:
Accounts receivable	(0.2)	(0.1)
Inventories	(1.0)	0.7
Accounts payable and accrued expenses	2.6	(2.2)
Due to/from affiliates of the General Partner	4.0	—
Other assets and liabilities	1.4	0.3

Net cash provided by operating activities	333.1	286.1

Investing Activities
Additions to property, plant and equipment, net	(44.1)	(16.8)
Changes in demand deposits with affiliates of the General Partner	5.4	6.3

Net cash used in investing activities	(38.7)	(10.5)

Financing Activities
Partnership distributions paid	(274.6)	(282.7)

Net cash used in financing activities	(274.6)	(282.7)

Increase (decrease) in cash and cash equivalents	19.8	(7.1)
Cash and cash equivalents at beginning of period	149.4	179.8

Cash and cash equivalents at end of period	$169.2	$172.7

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of June 30, 2013, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of June 30, 2013.

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

        In our Consolidated Balance Sheet as of December 31, 2012, we have reclassified certain balances related to catalysts used in our manufacturing process which previously had been presented in "Inventories, net" to "Property, plant and equipment, net" to be consistent with the current year's presentation. The total amount reclassified from "Inventories, net" as of December 31, 2012 was $11.1 million. As a result of this reclassification, we also have reclassified certain amounts on our Consolidated Statement of Cash Flows for the six months ended June 30, 2012, among "Depreciation and amortization" and "Inventories, net" in operating activities and "Additions to property, plant and

TERRA NITROGEN COMPANY, L.P.

equipment, net" in investing activities. The net reclassification between operating and investing activities during the second quarter of 2012 was $5.1 million.

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

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2013 and 2012, we paid partnership distributions of $274.6 million and $282.7 million, respectively.

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

TERRA NITROGEN COMPANY, L.P.

        On August 6, 2013, we announced a $4.02 cash distribution per common limited partnership unit, payable on August 29, 2013 to holders of record as of August 16, 2013. In the second quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        At June 30, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5. Net Earnings per Limited Partner Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions, except per-unit amounts)
Basic earnings per common unit:
Net earnings	$149.3	$154.8	$316.1	$279.0
Net earnings allocable to General Partner	(63.8)	(66.8)	(136.8)	(119.9)
Net earnings allocable to Class B Common Units	(1.5)	(1.5)	(3.1)	(2.7)

Net earnings allocable to common units	$84.0	$86.5	$176.2	$156.4

Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per common unit	$4.54	$4.67	$9.52	$8.45

        There were no dilutive TNCLP units outstanding for the six months ended June 30, 2013 and 2012.

TERRA NITROGEN COMPANY, L.P.

6. Inventories

        Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Materials and supplies	$2.0	$0.6
Finished goods	4.8	5.2

Total	$6.8	$5.8

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

        The derivatives we use are primarily natural gas call options and fixed price swaps. The derivative contract prices are based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the OneOK index rather than Henry Hub. This creates a location basis differential between the derivative contract price and the physical price of natural gas. Accordingly, the prices underlying the financial derivatives we use may not exactly match the prices of physical gas we consume. The contracts are traded in months forward and settlement dates are scheduled to coincide with anticipated gas purchases during those future periods.

        The gross fair values of derivatives on our balance sheet are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	June 30, 2013	December 31, 2012
	(in millions)
Unrealized gains in other current assets	$—	$0.2
Unrealized losses in other current liabilities	—	(1.0)

Net unrealized derivative losses	$—	$(0.8)

TERRA NITROGEN COMPANY, L.P.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in millions)
Unrealized mark-to-market gains (losses)	$(2.9)	$13.8	$0.8	$2.5
Realized gains (losses)	2.7	(9.5)	1.1	(16.5)

Net derivative gains (losses)	$(0.2)	$4.3	$1.9	$(14.0)

        As of June 30, 2013 and December 31, 2012, we had open derivative contracts for 5.1 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2013, we used derivatives to cover approximately 84% of our natural gas consumption.

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

TERRA NITROGEN COMPANY, L.P.

        Most of the ISDA agreements contain credit risk related contingent features with sliding-scale credit support thresholds that are dependent upon credit ratings assigned to certain debt of the General Partner affiliate by certain credit rating agencies. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of June 30, 2013 and December 31, 2012, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were zero and $0.8 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2013 and December 31, 2012, we had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2013 and December 31, 2012.

		Gross amounts not offset in consolidated balance sheet
	Gross and Net amounts presented in consolidated balance sheet(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
June 30, 2013
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	—	—	—	—

Net assets (liabilities)	$—	$—	$—	$—

December 31, 2012
Total derivative assets	$0.2	$0.2	$—	$—
Total derivative liabilities	1.0	0.2	—	0.8

Net assets (liabilities)	$(0.8)	$—	$—	$(0.8)

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheet. As a result, amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties was insignificant as of June 30, 2013 and December 31, 2012. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the ISDA agreement counterparties would have a material effect on our financial position.

TERRA NITROGEN COMPANY, L.P.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of June 30, 2013 and December 31, 2012.

	Balances as of June 30, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$169.2	$169.2	$—	$—

Total assets at fair value	$169.2	$169.2	$—	$—

	Balances as of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$149.4	$149.4	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—

Total assets at fair value	$149.6	$149.4	$0.2	$—

Unrealized losses on natural gas derivatives	$(1.0)	$—	$(1.0)	$—

Total liabilities at fair value	$(1.0)	$—	$(1.0)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of June 30, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we use are primarily natural gas call options and fixed price swaps traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. See Note 7—Derivative Financial Instruments for additional information.

TERRA NITROGEN COMPANY, L.P.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Land	$1.6	$1.6
Building and improvements	8.1	7.6
Plant and equipment	300.2	306.4
Construction in progress	83.6	45.7

	393.5	361.3
Less: Accumulated depreciation and amortization	(232.4)	233.2

	$161.1	$128.1

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$2.6	$6.5
Additions	—	—
Depreciation	(2.0)	(2.0)

Ending balance	$0.6	$4.5

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

TERRA NITROGEN COMPANY, L.P.

products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. The Services and Offtake Agreement is effective for annual terms starting as of January 1st and will be extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us for the three and six months ended June 30, 2013 were $6.1 million and $11.7 million, respectively, and for the three and six months ended June 30, 2012 were $5.7 million and $10.6 million, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and six months ended June 30, 2013 were $3.7 million and $7.5 million, respectively, and for the three and six months ended June 30, 2012 were $3.8 million and $7.5 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

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

        Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us. At June 30, 2013, we had a net balance due to affiliates of the General Partner of $4.0 million.

Spare Parts Sharing Agreement

        Affiliates of CF Industries own and operate nitrogen fertilizer complexes that utilize some equipment that is similar to equipment at our Verdigris Nitrogen Complex. Each of the various manufacturing complexes maintain spare parts for use in their facilities. In the event that an unplanned need arises and to help prevent manufacturing downtime, we have entered into a spare parts sharing agreement that permits spare parts to be shared among the manufacturing complexes from time to time. Parts that are borrowed from another complex under the agreement are either refurbished and returned to the lender or replaced.

Leases

        Effective January 1, 2011, we leased our two terminals (one located near Blair, Nebraska, and the other located near Pekin, Illinois) to an affiliate of the General Partner for a base quarterly rent of

TERRA NITROGEN COMPANY, L.P.

$109,000 and additional rent equal to all costs, expenses, and obligations incurred by such affiliate of the General Partner related to the use, occupancy and operation of the facilities. The Pekin terminal stored UAN and the Blair terminal stores both ammonia and UAN. The UAN storage tanks at both Pekin and Blair were taken out of service during 2011. This lease expired on December 31, 2012.

        Effective January 1, 2013, we entered into an amended and restated lease with an affiliate of the General Partner under which the ammonia assets at our Blair terminal are leased by the affiliate. The lease is effective for a five-year term starting on January 1, 2013, and an affiliate of the General Partner has three options to renew for additional five-year terms. The quarterly lease payment is $100,000, subject to an annual inflation adjustment, and additional rent will be paid equal to all costs, expenses, and obligations incurred by the affiliate of the General Partner related to the use, occupancy and operation of the facilities.

        Since January 1, 2011, we have leased certain of our rail cars to an affiliate of the General Partner for quarterly market-based rental payments of $3,600 per car. This lease also was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

        We received rental income for the three and six months ended June 30, 2013 and 2012 of $0.2 million and $0.3 million, respectively.

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

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended June 30, 2013, of $149.3 million on net sales of $215.4 million, compared with net earnings for the three months ended June 30, 2012, of $154.8 million on net sales of $195.6 million. Net earnings per common unit for the three months ended June 30, 2013, were $4.54 compared with $4.67 for the three months ended June 30, 2012.

        We reported net earnings for the six months ended June 30, 2013, of $316.1 million on net sales of $439.5 million, compared with net earnings for the six months ended June 30, 2012, of $279.0 million on net sales of $392.5 million. Net earnings per common unit for the six months ended June 30, 2013, were $9.52 compared with $8.45 for the six months ended June 30, 2012.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	(in millions, except per unit amounts)
Net sales	$215.4	$195.6	$19.8	10%	$439.5	$392.5	$47.0	12%
Cost of goods sold	61.7	36.8	24.9	68%	113.9	104.5	9.4	9%

Gross margin	153.7	158.8	(5.1)	(3)%	325.6	288.0	37.6	13%
Gross margin percentage	71.4%	81.2%			74.1%	73.4%
Selling, general and administrative expenses	4.4	4.0	0.4	10%	9.5	9.0	0.5	6%

Operating earnings	149.3	154.8	(5.5)	(4)%	316.1	279.0	37.1	13%

Net earnings	$149.3	$154.8	$(5.5)	(4)%	$316.1	$279.0	$37.1	13%

Net earnings allocable to Common Units	$84.0	$86.5	$(2.5)	(3)%	$176.2	$156.4	$19.8	13%
Net earnings per Common Unit	$4.54	$4.67	$(0.13)	(3)%	$9.52	$8.45	$1.07	13%
Production volume by product (tons in thousands)
Ammonia(1)	280	302	(22.0)	(7)%	586	606	(20.0)	(3)%
UAN (32%)	503	516	(13.0)	(3)%	1,027	1,022	5.0	0%
Sales volume by product (tons in thousands)
Ammonia	83	89	(6.0)	(7)%	169	184	(15.0)	(8)%
UAN(2)	495	521	(26.0)	(5)%	1,035	1,027	8.0	1%
Average selling prices (dollars per ton)
Ammonia	$631	$478	153.0	32%	$644	$498	146.0	29%
UAN(2)	327	292	35.0	12%	318	292	26.0	9%
Natural gas costs/MMBtu(3)	$3.74	$3.06	0.68	22%	$3.58	$3.21	0.37	12%

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

(2)
The nitrogen content of UAN is 32% by weight.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

Second Quarter of 2013 Compared to the Second Quarter of 2012

        Our net sales for the second quarter of 2013 were $215.4 million, an increase of $19.8 million, or 10%, from the second quarter of 2012 net sales of $195.6 million. The increase was due to an increase in average selling prices partially offset by a decrease in volume. Selling prices for ammonia increased 32% from an average of $478 per ton in the three months ended June 30, 2012, to $631 per ton in the three months ended June 30, 2013, while selling prices for UAN increased 12% from an average of $292 per ton in the three months ended June 30, 2012 to $327 per ton in the three months ended June 30, 2013. The increase in fertilizer selling prices in the second quarter of 2013 was due to strong demand for nitrogen fertilizers due to the large number of planted acres and tight ammonia and UAN inventories entering the quarter. The weather in the first quarter of 2013 was not favorable and delayed certain planting activities into the second quarter when planting and fertilizer application conditions had improved, contributing to the increase in second quarter 2013 selling prices. This allowed CF Industries to sell a greater proportion of our ammonia to agricultural customers in the second quarter of 2013 compared to the second quarter of 2012 which had a larger proportion of sales to lower priced industrial customers. The increase in UAN selling prices also was due to favorable weather

TERRA NITROGEN COMPANY, L.P.

compared to the second quarter of 2012 when drought conditions in certain regions resulted in overall lower average selling prices.

        Volume for ammonia decreased from 89,000 tons in the second quarter of 2012 to 83,000 tons in the second quarter of 2013 due primarily to lower production. Volume for UAN decreased from 521,000 tons in the second quarter of 2012 to 495,000 in the second quarter of 2013 due to modestly lower production and a delayed application period due to unfavorable weather early in the quarter that pushed shipments into the following quarter.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012	2013 vs. 2012
	(in millions, except per ton amounts)
Realized natural gas costs	$37.7	$32.7	$5.0	15%
Unrealized mark-to-market losses (gains) on natural gas derivatives	2.9	(13.8)	16.7	NM
Payroll related expenses	6.1	5.7	0.4	7%
Other	15.0	12.2	2.8	23%

Total cost of goods sold	$61.7	$36.8	$24.9	68%

Average cost of goods sold per ton	$107	$60	$47	78%

        The average cost of goods sold per ton increased to $107 per ton in the second quarter of 2013 from $60 per ton in the second quarter of 2012. As shown in the preceding table, the 78% increase in the average cost of goods sold per ton is attributable to both the effect of unrealized mark-to-market gains and losses on natural gas derivatives and higher realized natural gas prices. Realized natural gas costs increased 22% from $3.06 per MMBtu in the second quarter of 2012 to $3.74 per MMBtu in the second quarter of 2013 due to strong market demand for natural gas. We recorded a $2.9 million unrealized mark-to-market loss for the second quarter of 2013, compared to $13.8 million unrealized mark-to-market gain on natural gas derivatives for the second quarter of 2012.

        Our gross margin was $153.7 million in the second quarter of 2013 compared to $158.8 million in the second quarter of 2012. Gross margin decreased compared to the prior year quarter due to higher cost of goods sold partially offset by higher selling prices. Gross margin as a percent of net sales decreased to 71.4% during the second quarter of 2013 from 81.2% during the second quarter of 2012.

        Selling, general and administrative expenses were $4.4 million in the second quarter of 2013 compared to $4.0 million in the second quarter of 2012.

        Our net earnings were $149.3 million in the second quarter of 2013, a decrease of $5.5 million, or 4%, as compared to $154.8 million in the second quarter of 2012. Net earnings decreased primarily due to lower gross margin.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

        Our net sales for the six months ended June 30, 2013, were $439.5 million, an increase of $47 million, or 12%, from the six months ended June 30, 2012, net sales of $392.5 million. The increase was due to higher average selling prices, partially offset by lower sales volumes. Selling prices for ammonia increased 29% from an average of $498 per ton in the six months ended June 30, 2012 to $644 per ton in the six months ended June 30, 2013, while selling prices for UAN increased 9% from an average of $292 per ton in the six months ended June 30, 2012, to $318 per ton in the six months ended June 30, 2013. The increase in fertilizer selling prices was due primarily to strong global demand reflecting a large number of planted acres of corn in 2013 and higher demand for fertilizer in wheat growing regions.

TERRA NITROGEN COMPANY, L.P.

        Ammonia volume decreased from 184,000 tons in the first six months of 2012 to 169,000 tons in the first six months of 2013 due to lower production and a product mix shift as certain customers switched to UAN from ammonia due to the delayed start to the spring planting and fertilizer application as wet and cold weather delayed field activity. UAN volume increased from 1,027,000 tons in the first six months of 2012 to 1,035,000 in the first six months of 2013 due to increased demand from customers switching from ammonia.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012	2013 vs. 2012
	(in millions, except per ton amounts)
Realized natural gas costs	$74.6	$69.4	$5.2	7%
Unrealized mark-to-market gains
on natural gas derivatives	(0.8)	(2.5)	1.7	(68)%
Payroll related expenses	11.7	10.6	1.1	10%
Other	28.4	27.0	1.4	5%

Total cost of goods sold	$113.9	$104.5	$9.4	9%

Average cost of goods sold per ton	$95	$86	$9	10%

        The average cost of goods sold per ton increased to $95 per ton in the first six months of 2013 from $86 per ton in the first six months of 2012. As shown in the table above, the 11% increase in the average cost of goods sold per ton is due primarily to higher realized natural gas prices. Realized natural gas costs increased 12% from $3.21 per MMBtu in the first six months of 2012 to $3.58 per MMBtu in the first six months of 2013.

        Our gross margin was $325.6 million in the first six months of 2013 compared to $288.0 million in the first six months of 2012. Gross margin increased compared to the prior year period due to higher average selling prices partially offset by higher cost of goods sold. Gross margin as a percent of net sales increased slightly to 74.1% during the first six months of 2013 from 73.4% during the first six months of 2012.

        Selling, general and administrative expenses were $9.5 million in the first six months of 2013 compared to $9.0 million in the first six months of 2012.

        Our net earnings were $316.1 million in the first six months of 2013, an increase of $37.1 million, or 13%, as compared to $279 million in the first six months of 2012. Net earnings increased primarily due to higher gross margin.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at June 30, 2013, was $169.2 million, an increase of $19.8 million from the balance of $149.4 million at December 31, 2012.

        Prior to January 1, 2013, our cash was collected and our expenditures were made by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf were transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner was both a debtor and creditor to us.

TERRA NITROGEN COMPANY, L.P.

        Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

        We expect to initiate a turnaround of an ammonia and UAN plant at our Verdigris complex during the third quarter of 2013. This will reduce our Available Cash for distributions to unitholders. See the section below titled Capital Expenditures and Third Quarter 2013 Turnaround for further information.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$333.1	$286.1
Investing activities	(38.7)	(10.5)
Financing activities	(274.6)	(282.7)

Increase (decrease) in cash and cash equivalents	$19.8	$(7.1)

Operating Activities

        Net cash provided by operating activities was $333.1 million for the first six months of 2013 compared to $286.1 million for the same period of 2012. The $47.0 million increase in cash provided by operating activities in the first six months of 2013 was due primarily to an increase in net earnings. Net earnings included noncash depreciation and amortization expense of $11.0 million and $10.9 million during the six months ended June 30, 2013 and 2012, respectively, and an unrealized gain on derivatives of $0.8 million and $2.5 million, respectively.

Investing Activities

        Net cash used in investing activities was $38.7 million for the first six months of 2013 compared to $10.5 million in the first six months of 2012. The $28.2 million increase in cash used in investing activities in 2013 was due primarily to higher capital expenditures due to certain large capital projects that are described below. Additions to property, plant and equipment were $44.1 million and $16.8 million during the six months ended June 30, 2013 and 2012, respectively.

Financing Activities

        Net cash used in financing activities was $274.6 million for the first six months of 2013 compared to $282.7 million in the first six months of 2012, and consists of distributions paid to our unit holders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership.

Capital Expenditures and Third Quarter of 2013 Turnaround

        Capital expenditures totaled $44.1 million and $16.8 million during the six months ended June 30, 2013 and 2012, respectively. Capital expenditures for 2013 increased due to spending on several large

TERRA NITROGEN COMPANY, L.P.

projects approved previously. We expect to make capital expenditures of approximately $100 million in 2013, including planned turnaround activity during the third quarter of 2013.

        The 2013 capital program includes sustaining expenditures plus certain major projects such as new ammonia and UAN storage tanks, a rail yard expansion, an upgrade to a plant distribution control system, and a complex-wide electrical system upgrade. These major projects began in 2012 and are expected to be completed in 2013 and 2014. Additionally, during the third quarter we expect to initiate a turnaround of one ammonia plant and one UAN plant, which will result in approximately one-half of the complex being shut-down for the duration of the turnaround. This will result in lower production and lower sales during the third quarter of 2013, which will reduce Available Cash for distributions to unitholders. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Increases in capital expenditures will reduce the Available Cash for unit holder distributions.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2013 and 2012, we paid partnership distributions of $274.6 million and $282.7 million, respectively.

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

        On August 6, 2013, we announced a $4.02 cash distribution per common limited partnership unit, payable on August 29, 2013 to holders of record as of August 16, 2013. In the second quarter, we

TERRA NITROGEN COMPANY, L.P.

exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At June 30, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2013, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The natural gas derivatives that we use are primarily natural gas call options and natural gas swaps. In July 2013, we entered into fixed price gas swaps covering 90% of planned production for August through November of 2013 at an average price of $3.67 per MMBtu.

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

TERRA NITROGEN COMPANY, L.P.

Contractual Obligations

        At June 30, 2013, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of derivative financial instruments.

        The derivative instruments that we currently use are natural gas call options and swaps traded in over-the-counter markets. These contracts settle using NYMEX futures prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of June 30, 2013 and December 31, 2012, we had open derivative contracts for 5.1 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2013, would result in a favorable change in the fair value of these derivative positions of $1.0 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by a negligible amount.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TERRA NITROGEN COMPANY, L.P.

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

  •
  future regulatory restrictions and requirements related to greenhouse gas emissions or other environmental requirements;

  •
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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Consolidated Financial Statements*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: August 7, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 7, 2013	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)