Form 10-Q
period 2013-09-30
TERRA NITROGEN CO L P /DE
filed 2013-11-05
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2013
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

        At the close of business on October 31, 2013 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2013	December 31, 2012
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$70.5	$149.4
Demand deposits with affiliates of the General Partner	—	5.4
Due from affiliates of the General Partner	19.9	—
Accounts receivable	1.2	0.6
Inventories	5.0	5.8
Prepaid expenses and other current assets	—	1.6

Total current assets	96.6	162.8
Property, plant and equipment, net	199.0	128.1
Other assets	7.3	7.7

Total assets	$302.9	$298.6

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$40.8	$24.3
Due to affiliates of the General Partner	5.3	—
Other current liabilities	1.5	1.0

Total current liabilities	47.6	25.3

Noncurrent liabilities	1.5	1.5
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	232.9	238.3
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.0	1.2
General partner's interest	19.9	32.3

Total partners' capital	253.8	271.8

Total liabilities and partners' capital	$302.9	$298.6

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$128.1	$180.2	$566.8	$572.1
Other income from an affiliate of the General Partner	0.1	0.1	0.5	0.5
Other income	0.2	0.8	0.6	1.0

Total	128.4	181.1	567.9	573.6
Cost of goods sold:
Materials, supplies and services	44.3	39.6	146.5	133.5
Services provided by the affiliates of the General Partner	7.3	5.5	19.0	16.1

Gross margin	76.8	136.0	402.4	424.0
Selling, general and administrative services provided by the affiliates of the General Partner	3.9	3.8	11.4	11.3
Other general and administrative expenses	0.2	0.4	2.2	1.9

Earnings from operations	72.7	131.8	388.8	410.8

Net earnings	$72.7	$131.8	$388.8	$410.8

Allocation of net earnings:
General Partner	$25.4	$56.6	$162.2	$176.5
Class B Common Units	0.7	1.3	3.8	4.0
Common Units	46.6	73.9	222.8	230.3

Net earnings	$72.7	$131.8	$388.8	$410.8

Net earnings per common unit	$2.52	$4.00	$12.04	$12.45

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2011	$234.8	$1.1	$33.4	$269.3
Net earnings	230.3	4.0	176.5	410.8
Distributions	(235.8)	(4.1)	(182.2)	(422.1)

Partners' capital at September 30, 2012	$229.3	$1.0	$27.7	$258.0

Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	222.8	3.8	162.2	388.8
Distributions	(228.2)	(4.0)	(174.6)	(406.8)

Partners' capital at September 30, 2013	$232.9	$1.0	$19.9	$253.8

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012
	(in millions)
Operating Activities
Net earnings	$388.8	$410.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13.0	16.5
Unrealized loss (gain) on derivatives	0.7	(9.6)
Changes in operating assets and liabilities:
Accounts receivable	(0.6)	(0.1)
Inventories	0.8	0.2
Accounts payable and accrued expenses	9.9	2.7
Due to/from affiliates of the General Partner	(14.6)	3.0
Other assets and liabilities	2.0	(0.2)

Net cash provided by operating activities	400.0	423.3

Investing Activities
Additions to property, plant and equipment, net	(77.5)	(29.5)
Changes in demand deposits with affiliates of the General Partner	5.4	8.6

Net cash used in investing activities	(72.1)	(20.9)

Financing Activities
Partnership distributions paid	(406.8)	(422.1)

Net cash used in financing activities	(406.8)	(422.1)

Decrease in cash and cash equivalents	(78.9)	(19.7)
Cash and cash equivalents at beginning of period	149.4	179.8

Cash and cash equivalents at end of period	$70.5	$160.1

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of September 30, 2013, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of September 30, 2013.

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

        In our Consolidated Balance Sheet as of December 31, 2012, we have reclassified certain balances related to catalysts used in our manufacturing process which previously had been presented in "Inventories" to "Property, plant and equipment, net" to be consistent with the current year's presentation. The total amount reclassified from "Inventories" as of December 31, 2012 was $11.1 million. As a result of this reclassification, we also have reclassified certain amounts on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2012, among "Depreciation and amortization" and "Inventories" in operating activities and "Additions to property,

TERRA NITROGEN COMPANY, L.P.

plant and equipment, net" in investing activities. The net reclassification between operating and investing activities during the nine months ended September 30, 2012 was $1.3 million.

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

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2013 and 2012, we paid partnership distributions of $406.8 million and $422.1 million, respectively.

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

TERRA NITROGEN COMPANY, L.P.

        On November 4, 2013, we announced a $2.02 cash distribution per common limited partnership unit, payable on November 29, 2013 to holders of record as of November 15, 2013. In the third quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        At September 30, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5. Net Earnings per Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions, except per-unit amounts)
Basic earnings per common unit:
Net earnings	$72.7	$131.8	$388.8	$410.8
Net earnings allocable to General Partner	(25.4)	(56.6)	(162.2)	(176.5)
Net earnings allocable to Class B Common Units	(0.7)	(1.3)	(3.8)	(4.0)

Net earnings allocable to common units	$46.6	$73.9	$222.8	$230.3

Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per common unit	$2.52	$4.00	$12.04	$12.45

        There were no dilutive TNCLP units outstanding for the nine months ended September 30, 2013 and 2012.

TERRA NITROGEN COMPANY, L.P.

6. Inventories

        Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Materials and supplies	$2.2	$0.6
Finished goods	2.8	5.2

Total	$5.0	$5.8

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

        The derivatives we use are primarily natural gas fixed price swaps and call options traded in the over-the-counter (OTC) markets. The derivative contract prices are based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the OneOK index rather than Henry Hub. This creates a location basis differential between the derivative contract price and the physical price of natural gas. Accordingly, the prices underlying the financial derivatives we use may not exactly match the prices of physical gas we consume. The contracts are traded in months forward and settlement dates are scheduled to coincide with anticipated gas purchases during those future periods.

        The gross fair values of derivatives on our balance sheet are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	September 30, 2013	December 31, 2012
	(in millions)
Unrealized gains in other current assets	$—	$0.2
Unrealized losses in other current liabilities	(1.5)	(1.0)

Net unrealized derivative losses	$(1.5)	$(0.8)

TERRA NITROGEN COMPANY, L.P.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Unrealized mark-to-market gains (losses)	$(0.9)	$7.1	$(0.1)	$9.6
Realized gains (losses)	(1.2)	(5.7)	(0.1)	(22.2)

Net derivative gains (losses)	$(2.1)	$1.4	$(0.2)	$(12.6)

        As of September 30, 2013 and December 31, 2012, we had open derivative contracts for 11.3 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2013, we used derivatives to cover approximately 90% of our natural gas consumption.

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

TERRA NITROGEN COMPANY, L.P.

        Most of the ISDA agreements contain credit risk related contingent features with sliding-scale credit support thresholds that are dependent upon credit ratings assigned to certain debt of the General Partner affiliate by certain credit rating agencies. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of September 30, 2013 and December 31, 2012, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $1.5 million and $0.8 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2013 and December 31, 2012, we had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2013 and December 31, 2012.

		Gross amounts not offset in consolidated balance sheet
	Amounts presented in consolidated balance sheet(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
September 30, 2013
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	1.5	—	—	1.5

Net assets (liabilities)	$(1.5)	$—	$—	$(1.5)

December 31, 2012
Total derivative assets	$0.2	$0.2	$—	$—
Total derivative liabilities	1.0	0.2	—	0.8

Net assets (liabilities)	$(0.8)	$—	$—	$(0.8)

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheet. As a result, amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties was insignificant as of September 30, 2013 and December 31, 2012. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the ISDA agreement counterparties would have a material effect on our financial position.

TERRA NITROGEN COMPANY, L.P.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of September 30, 2013 and December 31, 2012.

	Balances as of September 30, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$70.5	$70.5	$—	$—

Total assets at fair value	$70.5	$70.5	$—	$—

Unrealized losses on natural gas derivatives	$1.5	$—	$1.5	$—

Total liabilities at fair value	$1.5	$—	$1.5	$—

	Balances as of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$149.4	$149.4	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—

Total assets at fair value	$149.6	$149.4	$0.2	$—

Unrealized losses on natural gas derivatives	$1.0	$—	$1.0	$—

Total liabilities at fair value	$1.0	$—	$1.0	$—

        Following is a summary of the valuation methodologies for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of September 30, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

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

TERRA NITROGEN COMPANY, L.P.

observable market data such as forward curves supplied by an industry recognized unrelated third party. See Note 7—Derivative Financial Instruments for additional information.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	September 30 2013	December 31, 2012
	(in millions)
Land	$1.6	$1.6
Building and improvements	8.1	7.6
Plant and equipment	362.0	306.4
Construction in progress	62.7	45.7

	434.4	361.3
Less: Accumulated depreciation and amortization	235.4	233.2

	$199.0	$128.1

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$2.6	$6.5
Additions	18.1	—
Depreciation	(3.0)	(3.0)

Ending balance	$17.7	$3.5

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

TERRA NITROGEN COMPANY, L.P.

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

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us for the three and nine months ended September 30, 2013 were $7.3 million and $19.0 million, respectively, and for the three and nine months ended September 30, 2012 were $5.5 million and $16.1 million, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and nine months ended September 30, 2013 were $3.9 million and $11.4 million, respectively, and for the three and nine months ended September 30, 2012 were $3.8 million and $11.3 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

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

        Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us. At September 30, 2013, we had a net balance due from affiliates of the General Partner of $14.6 million.

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

TERRA NITROGEN COMPANY, L.P.

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

        We received rental income for the three and nine months ended September 30, 2013 and 2012 of $0.1 million and $0.5 million, respectively.

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

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended September 30, 2013, of $72.7 million on net sales of $128.4 million, compared with net earnings for the three months ended September 30, 2012, of $131.8 million on net sales of $181.1 million. Net earnings per common unit for the three months ended September 30, 2013, were $2.52 compared with $4.00 for the three months ended September 30, 2012. During the third quarter of 2013, we completed a scheduled turnaround of approximately one-half of the Verdigris complex and completed the installation of certain major capital equipment during the turnaround. A turnaround involves a full plant shut-down to conduct scheduled inspections and complete certain replacements and overhauls of the plant's machinery and equipment. The turnaround lasted 44 days and resulted in a significant reduction in the volume of fertilizer that was produced and sold during the quarter. The major capital projects that were installed during the turnaround include upgrades to the distributed control systems and an electrical system.

        We reported net earnings for the nine months ended September 30, 2013, of $388.8 million on net sales of $567.9 million, compared with net earnings for the nine months ended September 30, 2012, of $410.8 million on net sales of $573.6 million. Net earnings per common unit for the nine months ended September 30, 2013, were $12.04 compared with $12.45 for the nine months ended September 30, 2012.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	(in millions, except as noted)
Net sales	$128.4	$181.1	$(52.7)	(29)%	$567.9	$573.6	$(5.7)	(1)%
Cost of goods sold	51.6	45.1	6.5	14%	165.5	149.6	15.9	11%

Gross margin	76.8	136.0	(59.2)	(44)%	402.4	424.0	(21.6)	(5)%
Gross margin percentage	59.8%	75.1%			70.9%	73.9%
Selling, general and administrative expenses	4.1	4.2	(0.1)	(2)%	13.6	13.2	0.4	3%

Operating earnings	72.7	131.8	(59.1)	(45)%	388.8	410.8	(22.0)	(5)%

Net earnings	$72.7	$131.8	$(59.1)	(45)%	$388.8	$410.8	$(22.0)	(5)%

Net earnings allocable to Common Units	$46.6	$73.9	$(27.3)	(37)%	$222.8	$230.3	$(7.5)	(3)%
Net earnings per Common Unit	$2.52	$4.00	$(1.48)	(37)%	$12.04	$12.45	$(0.41)	(3)%
Sales volume by product (tons in thousands)
Ammonia	56	89	(33.0)	(37)%	225	273	(48.0)	(18)%
UAN(1)	400	497	(97.0)	(20)%	1,435	1,524	(89.0)	(6)%
Average selling prices (dollars per ton)
Ammonia	$479	$518	(39.0)	(8)%	$603	$504	99.0	20%
UAN(1)	253	270	(17.0)	(6)%	300	285	15.0	5%
Natural gas costs/MMBtu(2)	$3.62	$3.28	0.34	10%	$3.59	$3.24	0.35	11%
Production volume by product (tons in thousands)
Ammonia(3)	213	290	(77.0)	(27)%	799	896	(97.0)	(11)%
UAN (32%)	385	508	(123.0)	(24)%	1,412	1,530	(118.0)	(8)%

(1)
The nitrogen content of UAN is 32% by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

Third Quarter of 2013 Compared to the Third Quarter of 2012

        Our net sales for the third quarter of 2013 were $128.4 million, a decrease of $52.7 million, or 29%, from the third quarter of 2012 net sales of $181.1 million, due to turnaround activities which reduced our production and resulting sales, and due to a decrease in average selling prices. Ammonia prices decreased 8% from an average of $518 per ton in the three months ended September 30, 2012, to $479 per ton in the three months ended September 30, 2013, and UAN prices decreased 6% from an average of $270 per ton in the three months ended September 30, 2012 to $253 per ton in the three months ended September 30, 2013. The decreases in ammonia and UAN fertilizer prices in the third quarter of 2013 were due primarily to weakness in global demand in conjunction with higher international supply of nitrogen fertilizers resulting in higher producer inventory levels compared to the prior year period. Ammonia selling prices also declined due to lower spring application as a result of the delayed spring planting activities.

        Ammonia volume decreased from 89,000 tons in the third quarter of 2012 to 56,000 tons in the third quarter of 2013, while UAN volume decreased from 497,000 tons to 400,000 tons. The decreases in volumes were due primarily to lower production resulting from the turnaround that was completed during the quarter.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012	2013 vs. 2012
	(in millions, except per ton amounts)
Realized natural gas costs	$28.8	$34.4	$(5.6)	(16)%
Unrealized mark-to-market loss (gain) on natural gas derivatives	0.9	(7.1)	8.0	NM
Payroll related expenses	7.3	5.5	1.8	33%
Other	14.6	12.3	2.3	19%

Total cost of goods sold	$51.6	$45.1	$6.5	14%

Average cost of goods sold per ton	$113	$77	$36	47%

        The average cost of goods sold per ton increased to $113 per ton in the third quarter of 2013 from $77 per ton in the third quarter of 2012. As shown in the preceding table, the 47% increase in the average cost of goods sold per ton was due primarily to the effect of unrealized mark-to-market gains and losses on natural gas derivatives, higher realized natural gas prices and higher production costs resulting from maintenance activities. Realized natural gas costs increased 10% from $3.28 per MMBtu in the third quarter of 2012 to $3.62 per MMBtu in the third quarter of 2013 due to strong market demand for natural gas. We recorded a $0.9 million unrealized mark-to-market loss for the third quarter of 2013, compared to $7.1 million unrealized mark-to-market gain on natural gas derivatives for the third quarter of 2012. The cost of services provided by affiliates of the General Partner which are recorded in cost of sales increased to $7.3 million in the 3rd quarter of 2013 from $5.5 million in the 3rd quarter of 2012 due primarily to the increased employee costs related to the turnaround.

        Our gross margin was $76.8 million in the third quarter of 2013 compared to $136.0 million in the third quarter of 2012. Gross margin decreased compared to the prior year quarter due primarily to lower sales volumes as production declined due to the turnaround activities, and higher production costs. Cost of goods sold increased due to the combination of higher natural gas prices and higher maintenance costs, plus the impact of unrealized mark-to-market losses in the three months ended September 30, 2013 versus gains in the prior year period. Gross margin as a percent of net sales decreased to 59.8% during the third quarter of 2013 from 75.1% during the third quarter of 2012.

        Selling, general and administrative expenses were $4.1 million in the third quarter of 2013 compared to $4.2 million in the third quarter of 2012.

        Our net earnings were $72.7 million in the third quarter of 2013, a decrease of $59.1 million, or 45%, as compared to $131.8 million in the third quarter of 2012. Net earnings decreased primarily due to the lower gross margin.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

        Our net sales for the nine months ended September 30, 2013, were $567.9 million, a decrease of $5.7 million, or 1%, from net sales of $573.6 million for the nine months ended September 30, 2012. The decrease was due to lower sales volumes, partially offset by higher average selling prices. Ammonia prices increased 20% from an average of $504 per ton in the nine months ended September 30, 2012 to $603 per ton in the nine months ended September 30, 2013, while UAN prices increased 5% from an average of $285 per ton in the nine months ended September 30, 2012, to $300 per ton in the nine months ended September 30, 2013. The increases in fertilizer prices were due primarily to strong global demand during the first half of the year reflecting a large number of planted acres of corn in 2013 and higher demand for fertilizer in wheat growing regions.

TERRA NITROGEN COMPANY, L.P.

        Ammonia volume decreased from 273,000 tons in the first nine months of 2012 to 225,000 tons in the first nine months of 2013, while UAN volume decreased from 1,524,000 tons to 1,435,000 tons. The decreases in volumes were due primarily to lower production resulting from the plant turnaround that was completed during the third quarter of 2013.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012	2013 vs. 2012
	(in millions, except per ton amounts)
Realized natural gas costs	$103.4	$103.8	$(0.4)	(0)%
Unrealized mark-to-market loss (gain) on natural gas derivatives	0.1	(9.6)	9.7	NM
Payroll related expenses	19.0	16.1	2.9	18%
Other	43.0	39.3	3.7	9%

Total cost of goods sold	$165.5	$149.6	$15.9	11%

Average cost of goods sold per ton	$100	$83	$17	21%

        The average cost of goods sold per ton increased to $100 per ton in the first nine months of 2013 from $83 per ton in the first nine months of 2012. As shown in the preceding table, the 21% increase in the average cost of goods sold per ton was primarily due to the effect of unrealized mark-to-market gains and losses on natural gas derivatives, higher realized natural gas prices and higher production costs resulting from maintenance activities. Realized natural gas costs increased 11% from $3.24 per MMBtu in the first nine months of 2012 to $3.59 per MMBtu in the first nine months of 2013. We recorded a $0.1 million unrealized mark-to-market loss for the first nine months of 2013, compared to $9.6 million unrealized mark-to-market gain on natural gas derivatives for the first nine months of 2012.

        Our gross margin was $402.4 million in the first nine months of 2013 compared to $424.0 million in the first nine months of 2012. Gross margin as a percent of net sales decreased to 70.9% during the first nine months of 2013 from 73.9% during the first nine months of 2012 due to the combination of higher production costs and the impact of the mark-to-market gains on natural gas derivatives in the first nine months of 2012.

        Selling, general and administrative expenses were $13.6 million in the first nine months of 2013 compared to $13.2 million in the first nine months of 2012.

        Our net earnings were $388.8 million in the first nine months of 2013, a decrease of $22.0 million, or 5%, as compared to $410.8 million in the first nine months of 2012. Net earnings decreased primarily due to lower gross margin.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at September 30, 2013, was $70.5 million, a decrease of $78.9 million from the balance of $149.4 million at December 31, 2012.

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

        We completed a turnaround of an ammonia plant and a UAN plant at our Verdigris complex during the third quarter of 2013. This reduced our Available Cash for distributions to unitholders. See the section below titled Capital Expenditures and Third Quarter of 2013 Turnaround for further information.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$400.0	$423.3
Investing activities	(72.1)	(20.9)
Financing activities	(406.8)	(422.1)

Decrease in cash and cash equivalents	$(78.9)	$(19.7)

Operating Activities

        Net cash provided by operating activities was $400.0 million for the first nine months of 2013 compared to $423.3 million for the same period of 2012. The $23.3 million decrease in cash provided by operating activities in the first nine months of 2013 was due primarily to the $22.0 million decrease in net earnings. Net earnings included noncash depreciation and amortization expense of $13.0 million and $16.5 million during the nine months ended September 30, 2013 and 2012, respectively, and an unrealized mark-to-market loss (gain) on derivatives of $0.7 million and ($9.6) million, respectively.

Investing Activities

        Net cash used in investing activities was $72.1 million for the first nine months of 2013 compared to $20.9 million in the first nine months of 2012. The $51.2 million increase in cash used in investing activities in 2013 was due primarily to higher capital expenditures due to certain large capital projects and the plant turnaround. Additions to property, plant and equipment were $77.5 million and $29.5 million during the nine months ended September 30, 2013 and 2012, respectively.

Financing Activities

        Net cash used in financing activities was $406.8 million for the first nine months of 2013 compared to $422.1 million in the first nine months of 2012, and consists of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership.

TERRA NITROGEN COMPANY, L.P.

Capital Expenditures and Third Quarter of 2013 Turnaround

        Capital expenditures totaled $84.1 million and $29.5 million during the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures for 2013 increased due to spending on several large projects along with the plant turnaround that occurred in the third quarter of 2013. We expect to make capital expenditures of approximately $100 million in 2013, including the turnaround.

        The 2013 capital program includes sustaining expenditures plus certain projects such as new ammonia and UAN storage tanks, a rail yard expansion, an upgrade to a plant distribution control system, and a complex-wide electrical system upgrade. These major projects began in 2012 and are expected to be completed in 2013 and 2014. The third quarter plant turnaround resulted in lower production and sales during the quarter, which reduced Available Cash for distributions to unitholders.

        Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unit holder distributions.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2013 and 2012, we paid partnership distributions of $406.8 million and $422.1 million, respectively.

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

        On November 4, 2013, we announced a $2.02 cash distribution per common limited partnership unit, payable on November 29, 2013 to holders of record as of November 15, 2013. In the third quarter,

TERRA NITROGEN COMPANY, L.P.

we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At September 30, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2013, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The natural gas derivatives that we use are primarily natural gas call options and fixed price natural gas swaps.

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

TERRA NITROGEN COMPANY, L.P.

Contractual Obligations

        At September 30, 2013, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of derivative financial instruments.

        The derivative instruments that we use are primarily natural gas fixed price swaps and call options. These contracts settle using NYMEX futures prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of September 30, 2013 and December 31, 2012, we had open derivative contracts for 11.3 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2013, would result in a favorable change in the fair value of these derivative positions of $7.9 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $7.9 million.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Consolidated Financial Statements*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: November 5, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 5, 2013	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)