Form 10-K
period 2013-12-31
TERRA NITROGEN CO L P /DE
filed 2014-02-27
CIK 879575

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $987,042,142.

         The number of common units, without par value, outstanding as of February 26, 2014 was 18,501,576.

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2013, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2013.

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

        For the year ended December 31, 2013, we sold 2.3 million tons of nitrogen fertilizers, recognized net sales of $736.2 million and generated net earnings of $502.4 million. Additional financial information about our business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

TERRA NITROGEN COMPANY, L.P.

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

        Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015.

Our Products

        Our principal products are ammonia and UAN, which we manufacture at our Verdigris, Oklahoma facility. References to UAN in our Form 10-K is measured on a 32 percent nitrogen content basis. Our nitrogen products are used primarily by farmers to improve the yield and quality of their crops. Although ammonia and UAN are often interchangeable, each has its own characteristics and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment.

        Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect product used internally in the manufacture of other products (for example, in 2013 we used approximately 0.8 million tons of ammonia in the production of UAN).

	2013		2012		2011
	Tons	Sales	Tons	Sales	Tons	Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	319	$177.6	371	$204.3	385	$182.4
UAN	1,944	555.8	1,999	571.2	2,047	613.8
Other(1)		2.8		4.6		2.7

Total	2,263	$736.2	2,370	$780.1	2,432	$798.9

(1)
Other includes sales of nitric acid.

        Our gross margin was $519.8 million, $577.8 million and $524.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our Facilities

        Our sole production facility in Verdigris, Oklahoma is the second largest UAN production facility in North America. It has two ammonia plants, two nitric acid plants and two UAN plants. It has the annual capacity to produce approximately 1.1 million tons of ammonia (most of which is upgraded to UAN) and 2.0 million tons of UAN. The Verdigris facility represents approximately 6% of North American ammonia capacity and 14% of North American UAN capacity.

TERRA NITROGEN COMPANY, L.P.

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2013	2012	2011
	(tons in thousands)
Ammonia(1)	1,104	1,198	1,181
UAN (32%)	1,928	2,011	2,001

(1)
Gross ammonia production, including amounts subsequently upgraded to UAN.

        Our Verdigris location is well suited to serve the United States Corn Belt. The Verdigris site has two ammonia plants, two nitric acid plants and two UAN plants, which provides us with some flexibility to adjust our product mix between ammonia and UAN. Verdigris is strategically located on approximately 650 acres near Tulsa's Port of Catoosa on the Verdigris River. We lease a port terminal from the Tulsa-Rodgers County Port Authority, which provides access to transport fertilizer by way of river barges. In addition, Verdigris is located on the Burlington Northern Santa Fe railroad, providing access to rail transport. We also have access to a 1,100-mile ammonia pipeline. The complex has on-site storage for 23,000 tons of ammonia and 49,100 tons of UAN, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production.

        In 2012, we began construction of two additional on-site storage tanks with maximum capacities of 30,000 tons of ammonia and 50,000 tons of UAN. These projects are expected to be completed by mid-2014.

Customers

        We sell all of the fertilizer products that we produce to an affiliate of the General Partner, making it our only customer.

Raw Materials

        Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2013, natural gas accounted for approximately 65% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our Verdigris facility has access to abundant, competitively-priced natural gas through the ONEOK intrastate gas pipeline.

        In 2013, our Verdigris facility consumed approximately 40 million MMBtus of natural gas. We purchase natural gas from a variety of suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Notes to the Consolidated Financial Statements, Note 7—Derivative Financial Instruments.

Distribution

        Our production facility in Verdigris is located near the agricultural areas of the central U.S., and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has access to an ammonia pipeline to transport product to high demand regions. We sell all of the fertilizer products that we produce to an affiliate of the General Partner.

TERRA NITROGEN COMPANY, L.P.

Competition

        The market for nitrogen fertilizer products is global and intensely competitive. Competition in the nitrogen fertilizer market is based primarily on a delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in purchaser's buying decisions. Agrium Inc., Koch Nitrogen Company, CVR Partners, LP, LSB Industries, Inc. and CF Industries are all large North American-based producers of nitrogen fertilizer products. There is also significant competition from product sourced from other regions of the world. In 2013, 43% of nitrogen fertilizer products used in the United States were supplied by manufacturers outside of North America.

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

Environmental and Other Regulatory Matters

        We are subject to numerous environmental, health and safety laws and regulations, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state and local statutes. Violations can result in substantial penalties, court orders to install emissions control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.

        Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the Partnership's acquisition of these facilities.

Environmental, Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2013 were approximately $9.2 million. In 2014, we estimate that we will spend approximately $2.9 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

TERRA NITROGEN COMPANY, L.P.

Legislation and Regulation of Greenhouse Gases

        We are subject to greenhouse gas (GHG) regulations. There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry and us due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results and ability to pay cash distributions to unitholders. In addition, to the extent GHG restrictions are not imposed in countries where our competitors operate or are less stringent than in the United States, our competitors may have cost or other competitive advantages over us.

Employees

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides services to us under the Services and Offtake Agreement.

TERRA NITROGEN COMPANY, L.P.

ITEM 1A.    RISK FACTORS

        In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below before deciding to invest in TNCLP's common units. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

RISKS RELATED TO OUR BUSINESS

We are wholly dependent on our Verdigris manufacturing facility, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

        Our manufacturing operations, located at a single site in Verdigris, Oklahoma, are subject to significant operating hazards and interruptions. Any significant curtailment of production at one or more of our production units could result in materially reduced revenues and cash flows for the duration of any shutdown. Operations at our manufacturing facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as unscheduled maintenance or catastrophic events, like a major accident or fire or damage by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of these hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and could result in suspension of operations and the imposition of civil or criminal penalties.

        We are currently insured under CF Industries' property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant property damage, business interruption, environmental claims or other liabilities for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. CF Industries' insurance policies are subject to various self-retentions, deductibles and limits. As a result of market conditions, insurance premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances (including if CF Industries had fully utilized the purchased coverage), certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead CF Industries to decide to reduce, or possibly eliminate, coverage. There can be no assurance that CF Industries or we will be able to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.

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

TERRA NITROGEN COMPANY, L.P.

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

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its nitrogen fertilizer production capability. If Chinese policy encourages exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, in part, due to federal legislation mandating use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to allow increased ethanol imports and to reduce or eliminate the renewable fuel mandate, either of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. In November 2013, EPA proposed to reduce the total renewable fuel volumes required for calendar year 2014.

TERRA NITROGEN COMPANY, L.P.

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

        Natural gas is the principal raw material used to produce nitrogen fertilizers and comprises a significant portion of the total cost of our products. The price of natural gas in North America has been highly volatile in recent years. During 2013, the average daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a high of $4.52 per MMBtu on December 24, 2013 and a low of $3.08 per MMBtu on January 11, 2013.

        Changes in the supply of and demand for natural gas can lead to periods of volatile natural gas prices. If high prices were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. We sell all of our output of fertilizer products to CF Industries at prices determined based on market prices for our fertilizer products as defined in the General and Administrative Services and Product Offtake Agreement.

        North American prices have declined in response to increased supply from the development of production from shale gas formations. Future production of natural gas from shale gas formations could be reduced by regulatory changes that restrict drilling or increase its cost for other reasons. If this were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States, natural gas prices could rise, which could have a material adverse impact on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

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

TERRA NITROGEN COMPANY, L.P.

        If shipping of our products is delayed or we are unable to obtain raw materials as a result of these transportation companies' failures to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected. In addition, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

        The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia that is transported to and from our facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect operating expenses and potentially the ability to transport anhydrous ammonia and increase the liability for releases of anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products.

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

        We are subject to numerous environmental and health and safety laws and regulations in the United States, including laws and regulations relating to the generation, treatment, storage, disposal and handling of hazardous substances and wastes, the discharge of regulated substances to air or water and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

        As a fertilizer company working with chemicals and other hazardous substances, our business is inherently subject to spills, discharges or other releases of hazardous substances into the environment.

TERRA NITROGEN COMPANY, L.P.

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

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install emissions-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

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

        Expansion of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the Verdigris facility and on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

        We are subject to greenhouse gas (GHG) regulations. There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.

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

        Our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders could be adversely affected by changes involving commodity price volatility, adverse correlation of commodity prices, or market liquidity issues.

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

TERRA NITROGEN COMPANY, L.P.

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

        We invest capital in our business to comply with environmental, health and safety regulations and policies, maintain our manufacturing assets, improve our production capabilities and capitalize on certain growth opportunities. The primary source of capital invested in the business is cash from operations. In the event that cash generated from operations is insufficient to fund capital investments, we would need to obtain additional funding in the form of loans or equity. Our ability to obtain such funding would be determined by market conditions at the time of the capital need. Our partnership structure and our reliance on a single manufacturing facility in Verdigris, Oklahoma could impede our ability to obtain such capital, which could materially adversely impact our business, financial condition, results of operations, liquidity and ability to pay cash distributions to unitholders.

Acts of terrorism and regulations to combat terrorism could negatively affect our business.

        Like other companies with major industrial facilities, our Verdigris facility may be the target of terrorist activities. This facility stores significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

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

        We are dependent on CF Industries for our success in a number of respects. CF Industries, through a subsidiary, purchases all of the production from our manufacturing facility and, together with its affiliates, provides certain services to us, including staffing, benefits, human resources administration, production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative services. CF Industries and its wholly-owned subsidiaries have debt and debt service requirements and we currently do not. Although CF Industries is affected by most of the factors that affect us, a higher level of debt could put CF Industries at greater risk than us in the event business conditions deteriorate materially. Our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders might be adversely affected by financial difficulties at CF Industries, including default by them or their subsidiaries on their debt or their bankruptcy. Information regarding CF Industries can be obtained in the various filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

TERRA NITROGEN COMPANY, L.P.

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

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

        Our cash distributions to our unitholders are based on Available Cash as defined in our agreement of limited partnership. Our agreement of limited partnership provides that the General Partner may reduce Available Cash by establishing cash reserves for the proper conduct of our business or the business of the Operating Partnership (including reserves for future operating and capital needs), to provide funds for future distributions to our unitholders in any one or more of the next four quarters or to comply with applicable law or any agreement or obligation to which we or the Operating Partnership are a party or otherwise bound. These cash reserves will affect the amount of cash available for current distribution to our unitholders.

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

Income allocated to our common unit holders may be subject to the 3.8% Health Care Surtax.

        Beginning in 2013, certain investment income will be subject to an additional 3.8% surtax enacted as part of the Health Care and Education Reconciliation Act of 2010 (the "Health Care Surtax"). This Health Care Surtax will also have to be taken into account for estimated tax purposes. Gross income from a passive activity, or a trade or business of trading in financial instruments or commodities can be subject to the Health Care Surtax. A "passive activity" is defined to be a trade or business in which the taxpayer does not "materially" participate. This category would include net business income from Master Limited Partnerships (MLPs) such as the Company. Investors in our common units are encouraged to consult their tax advisors as to the applicability of the Health Care Surtax to their particular tax situation.

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

  •
  risks related to our partnership structure and control of our General Partner by CF Industries;

  •
  the conflicts of interest that may be faced by the executive officers of our General Partner, who operate both us and CF Industries; and

  •
  tax risks to our common unit holders and changes in our treatment as a partnership for U.S. or state income tax purposes.

TERRA NITROGEN COMPANY, L.P.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Information regarding our Verdigris facility and properties is included in Part I, Item 1. Business—Our Products and Our Facilities.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be involved in claims, disputes, administrative proceedings and litigation arising in the ordinary course of business. Based on the information available as of the date of this filing, we do not believe that the matters in which the Partnership may be currently involved, either individually or in the aggregate, will have a material adverse effect on the business, results of operations, financial position or net cash flows of the Partnership.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

TERRA NITROGEN COMPANY, L.P.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH." There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2013 and 2012, as reported on the NYSE Composite Price History.

	2013		2012
Quarter	High	Low	High	Low
1st	$256.50	$217.01	$252.61	$170.45
2nd	228.48	196.02	298.50	173.11
3rd	231.30	200.00	241.43	201.27
4th	212.98	132.51	236.00	206.11

        Ownership of TNCLP is composed of the General Partner interests and the Limited Partner interests. The Limited Partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries Holdings through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2013. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 12, 2014 was 103.

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

        The following table represents cash distributions paid to the holders of common units, Class B common units and the General Partner in the years ended December 31, 2013 and 2012:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2013
	First Quarter	$67.2	$3.63	$1.2	$6.25	$49.5
	Second Quarter	86.6	4.68	1.5	8.31	68.6
	Third Quarter	74.4	4.02	1.3	7.00	56.5
	Fourth Quarter	37.4	2.02	0.6	3.09	20.4
2012
	First Quarter	$83.8	$4.53	$1.5	$8.01	$65.9
	Second Quarter	74.0	4.00	1.3	6.96	56.2
	Third Quarter	77.9	4.21	1.3	7.39	60.2
	Fourth Quarter	76.4	4.12	1.3	7.21	58.5

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per unit data)
Income Statement Data:
Net sales	$736.2	$780.1	$798.9	$564.6	$507.7
Gross margin	519.8	577.8	524.5	217.6	160.9
Net earnings	502.4	560.8	508.0	201.6	144.3
Net earnings per common unit	15.77	17.06	15.33	8.01	5.40
Partnership Distributions Paid:
Limited Partner, common units	$265.6	$312.1	$257.3	$92.5	$165.1
Limited Partner, Class B common units	4.6	5.4	4.5	1.2	2.6
General Partner	195.0	240.8	186.9	36.0	96.6

Total partnership distributions	$465.2	$558.3	$448.7	$129.7	$264.3

Distributions Paid Per Common Unit:	$14.35	$16.86	$13.91	$5.01	$8.92

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Total assets	$349.8	$298.6	$300.7	$296.7	$181.8
Partners' capital	309.0	271.8	269.3	210.0	141.3

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2013, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2013.

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

TERRA NITROGEN COMPANY, L.P.

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

RESULTS OF OPERATIONS

Consolidated Results

        Net earnings in 2013 were $502.4 million on net sales of $736.2 million compared with 2012 net earnings of $560.8 million on net sales of $780.1 million. Net earnings per common unit in 2013 were $15.77 compared with $17.06 in 2012.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Change	Percent	Change	Percent
	(in millions, except per unit amounts)
Net sales	$736.2	$780.1	$798.9	$(43.9)	(6)%	$(18.8)	(2)%
Cost of goods sold	216.4	202.3	274.4	14.1	7%	(72.1)	(26)%

Gross margin	519.8	577.8	524.5	(58.0)	(10)%	53.3	10%
Gross margin percentage	70.6%	74.1%	65.7%
Selling, general and administrative expenses	17.4	17.0	16.6	0.4	2%	0.4	2%

Operating earnings	502.4	560.8	507.9	(58.4)	(10)%	52.9	10%
Interest income (expense), net	—	—	0.1	—	NM	(0.1)	NM

Net earnings	$502.4	$560.8	$508.0	$(58.4)	(10)%	$52.8	10%

Net earnings allocable to common units	$291.8	$315.6	$283.6	$(23.8)	(8)%	$32.0	11%
Net earnings per common unit	$15.77	$17.06	$15.33	$(1.29)	(8)%	$1.73	11%
Ammonia and UAN sales volume (tons in thousands)
Ammonia	319	371	385	(52)	(14)%	(14)	(4)%
UAN(1)	1,944	1,999	2,047	(55)	(3)%	(48)	(2)%

Total	2,263	2,370	2,432	(107)	(5)%	(62)	(3)%
Average selling prices (dollars per ton)
Ammonia	$556	$550	$473	$6.0	1%	$77.0	16%
UAN(1)	286	286	299	—	—%	(13)	(4)%
Natural gas costs/MMBtu(2)	$3.58	$3.31	$4.31	$0.3	8%	$(1.0)	(23)%
Production volume by product (tons in thousands)
Ammonia(3)	1,104	1,198	1,181	(94)	(8)%	17	1%
UAN (32%)	1,928	2,011	2,001	(83)	(4)%	10	—%

NM—Not meaningful

(1)
The nitrogen content of UAN is 32 percent by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

Year ended December 31, 2013 Compared to Year ended December 31, 2012

        Our net sales for 2013 were $736.2 million, a decrease of $43.9 million, or 6%, from net sales of $780.1 million in 2012. The decrease was due primarily to lower sales volumes. Ammonia volume decreased 14% in 2013, from 371,000 tons in 2012 to 319,000 tons in 2013, while UAN volume decreased 3% in 2013, from 1,999,000 tons in 2012 to 1,944,000 tons in 2013. The decreases in volumes were due primarily to lower production resulting from a planned plant turnaround that was completed during the third quarter of 2013.

TERRA NITROGEN COMPANY, L.P.

        Selling prices for ammonia increased 1% from an average of $550 per ton in 2012 to $556 per ton in 2013, while UAN selling prices were $286 per ton in 2013, unchanged from 2012. Ammonia selling prices increased modestly due primarily to strong demand during the first half of the year reflecting a large number of planted acres in 2013 partially offset by weak demand in the second half of the year due to unfavorable weather conditions during the fall application season. UAN selling prices remained unchanged as tight inventories in the first half of the year were offset by a decrease in demand and increased supply during the second half of the year.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	2013 vs. 2012
	(in millions, except per ton amounts)
Realized natural gas cost	$141.5	$141.6	$(0.1)	—%
Unrealized mark-to-market gain on natural gas derivatives	(9.1)	(10.6)	1.5	(14)%
Payroll related expenses	24.7	21.9	2.8	13%
Other	59.3	49.4	9.9	20%

Total cost of goods sold	$216.4	$202.3	$14.1	7%

Average cost of goods sold per ton	$96	$85	$11	13%

        The average cost of goods sold per ton increased to $96 per ton in 2013 from $85 per ton in 2012. The 13% increase is attributable primarily to higher realized natural gas prices on a per ton basis, higher maintenance costs resulting from increased maintenance activities, higher payroll costs associated with a plant turnaround and higher depreciation costs. Realized natural gas cost per MMBtu increased 8%, from $3.31 in 2012 to $3.58 in 2013. We recorded a $9.1 million unrealized mark-to-market gain for 2013, compared to a $10.6 million unrealized mark-to-market gain on natural gas derivatives for 2012.

        Our gross margin was $519.8 million in 2013 compared to $577.8 million in 2012. Gross margin as a percent of sales decreased to 70.6% in 2013 from 74.1% in 2012 due to the combination of higher realized natural gas prices and higher maintenance and payroll related costs.

        Selling, general and administrative costs were $17.4 million in 2013, compared to $17.0 million in 2012.

        Our net earnings decreased to $502.4 million in 2013, a decrease of $58.4 million, or 10%, as compared to $560.8 million in 2012, due primarily to the lower gross margin.

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

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

LIQUIDITY AND CAPITAL RESOURCES

Summary

        Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at December 31, 2013, was $86.9 million, a decrease of $62.5 million from the balance of $149.4 million at December 31, 2012.

        Prior to January 1, 2013, our cash was collected and our expenditures were made by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf were transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner was both a debtor and creditor to us.

        Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2013	2012	2011
	(in millions)
Total cash (used in) provided by:
Operating activities	$488.9	$572.5	$521.2
Investing activities	(94.2)	(44.6)	(17.5)
Financing activities	(457.2)	(558.3)	(448.7)

(Decrease) increase in cash and cash equivalents	$(62.5)	$(30.4)	$55.0

Operating Activities

        Net cash provided by operating activities was $488.9 million in 2013 compared to $572.5 million in 2012 and $521.2 million in 2011. The $83.6 million decrease in 2013 was due primarily to a $58.4 million decrease in net earnings and an increase in working capital invested in the business primarily due to higher receivables due from the General Partner. The $51.3 million increase in cash provided by operating activities in 2012 was due primarily to a $52.8 million increase in net earnings. Net earnings included noncash depreciation and amortization expense of $19.3 million, $20.9 million and $25.6 million in 2013, 2012 and 2011, respectively, and noncash (gain) loss on derivatives of $(8.6) million, $(11.2) million and $11.9 million in 2013, 2012 and 2011, respectively.

Investing Activities

        Net cash used in investing activities was $94.2 million in 2013 compared to $44.6 million in 2012 and $17.5 million in 2011. Cash used in investing activities increased by $49.6 million in 2013 from 2012 primarily due to an increase in capital expenditures due to certain major capital projects and the plant turnaround. Cash used in investing activities increased by $27.1 million in 2012 from 2011 primarily because of higher capital expenditures. Capital expenditures were made primarily for major capital projects, including an expansion of our rail yard, the construction of new ammonia and UAN storage tanks, an upgrade to a plant distribution control system and a complex wide electrical system upgrade. Additions to property, plant and equipment, and plant turnaround expenditures accounted for $99.6 million, $47.8 million and $15.0 million of cash used in investing activities in 2013, 2012 and 2011,

TERRA NITROGEN COMPANY, L.P.

respectively. See further discussion below regarding our capital expenditure program that is planned for 2014.

Financing Activities

        Net cash used in financing activities was $457.2 million in 2013 compared to $558.3 million in 2012. The $101.1 million decrease in 2013 and a $109.6 million increase in cash used in financing activities in 2012 compared to 2011 were both due primarily to changes in distributions paid to unitholders. Distributions to our unitholders accounted for $465.2 million, $558.3 million and $448.7 million of cash used in financing activities in 2013, 2012 and 2011, respectively. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. Cash used to fund capital expenditures is a reduction of Available Cash. See further discussion below regarding capital expenditure programs for 2014. For additional information on distributions, see "Partnership Distributions" below and Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.

Capital Expenditures

        Capital expenditures totaled $99.6 million in 2013 compared to $47.8 million in 2012 because of a combination of sustaining capital projects and upgrades to certain machinery and equipment. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.

        In 2014, we expect to make capital expenditures in the range of $75 million to $125 million. Approximately one-half of the projected capital expenditures relate to sustaining projects and a 2014 turnaround. The remaining expenditures pertain to certain major projects such as an ammonia debottlenecking project and an upgrade to a plant digital control system. These major projects began in 2013 and are expected to be completed in 2014. Additionally, during the fourth quarter of 2014 we expect to initiate a turnaround of one ammonia plant and one UAN plant, which will result in approximately one-half of the complex being shut-down for the duration of the turnaround, which is expected to be approximately one month. This will result in lower production and lower sales during this period, which will reduce Available Cash for distributions to unitholders. Planned capital expenditures are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Increases in capital expenditures will reduce the Available Cash for unit holder distributions.

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

TERRA NITROGEN COMPANY, L.P.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We paid distributions of $465.2 million, $558.3 million and $448.7 million to our partners in 2013, 2012 and 2011, respectively.

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

        On February 10, 2014, we announced a $2.10 cash distribution per common unit, payable on February 28, 2014 to holders of record as of February 21, 2014. In the fourth quarter of 2013, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At December 31, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at December 31, 2013, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows at December 31, 2013:

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Operating leases	$0.1	$—	$—	$—	$—	$—	$0.1
Equipment purchases and plant improvements	39.8	—	—	—	—	—	39.8
Natural gas and other purchase obligations(1)(2)	52.4	—	—	—	—	—	52.4

Total(3)	$92.3	$—	$—	$—	$—	$—	$92.3

(1)
Includes minimum commitments to purchase natural gas based on prevailing Panhandle forward prices at December 31, 2013.

(2)
Purchase obligations do not include any amounts related to our natural gas derivatives.

(3)
We have unrecorded asset retirement obligations (AROs) at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. The estimated cost of these AROs expressed in 2013 dollars is $5.9 million. We have not recorded a liability for these conditional AROs at December 31, 2013, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. For additional information on our AROs, see Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

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

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. The estimated cost of these AROs expressed in 2013 dollars is $5.9 million. We have not recorded a liability for these conditional AROs at December 31, 2013, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as

TERRA NITROGEN COMPANY, L.P.

planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

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

        As of December 31, 2013 and 2012, we had open derivative contracts for 13.2 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas would change the unrealized mark-to-market gain/loss on our December 31, 2013 derivative positions by $10.4 million, and a $1.00 per MMBtu decrease would change the unrealized mark-to-market gain/loss by $10.4 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.

        We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terra Nitrogen Company, L.P.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2014

TERRA NITROGEN COMPANY, L.P.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$86.9	$149.4
Demand deposits with affiliates of the General Partner	—	5.4
Due from affiliates of the General Partner	29.0	—
Accounts receivable	1.0	0.6
Inventories	5.9	5.8
Prepaid expenses and other current assets	7.8	1.6

Total current assets	130.6	162.8
Property, plant and equipment, net	214.1	128.1
Other assets	5.1	7.7

Total assets	$349.8	$298.6

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$27.9	$24.3
Due to affiliates of the General Partner	3.7	—
Other current liabilities	8.0	1.0

Total current liabilities	39.6	25.3

Noncurrent liabilities	1.2	1.5
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	264.5	238.3
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.5	1.2
General partner's interest	43.0	32.3

Total partners' capital	309.0	271.8

Total liabilities and partners' capital	$349.8	$298.6

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011
	(in millions, except per unit amounts)
Net sales:
Product sales to an Affiliate of the General Partner	$734.8	$776.7	$797.9
Other income from an Affiliate of the General Partner	0.6	0.6	0.6
Other income	0.8	2.8	0.4

Total	736.2	780.1	798.9
Cost of goods sold:
Materials, supplies and services	191.7	180.4	253.8
Services provided by the General Partner and Affiliates	24.7	21.9	20.6

Gross margin	519.8	577.8	524.5
Selling, general and administrative services provided by the General Partner and Affiliates	15.3	15.0	14.5
Other general and administrative expenses	2.1	2.0	2.1

Earnings from operations	502.4	560.8	507.9
Interest income	—	—	0.1

Net earnings	$502.4	$560.8	$508.0

Allocation of net earnings:
General Partner	$205.7	$239.7	$219.4
Class B Common Units	4.9	5.5	5.0
Common Units	291.8	315.6	283.6

Net earnings	$502.4	$560.8	$508.0

Net earnings per Common Unit	$15.77	$17.06	$15.33

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Partners' Capital

	Common Units	Class B Common Units	General Partner's Interests	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2010	$208.5	$0.6	$0.9	$210.0
Net earnings	283.6	5.0	219.4	508.0
Distributions	(257.3)	(4.5)	(186.9)	(448.7)

Partners' capital at December 31, 2011	$234.8	$1.1	$33.4	$269.3

Net earnings	315.6	5.5	239.7	560.8
Distributions	(312.1)	(5.4)	(240.8)	(558.3)

Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$271.8

Net earnings	291.8	4.9	205.7	502.4
Distributions	(265.6)	(4.6)	(195.0)	(465.2)

Partners' capital at December 31, 2013	$264.5	$1.5	$43.0	$309.0

See accompanying Notes to the Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating Activities
Net earnings	$502.4	$560.8	$508.0
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	19.3	20.9	25.6
Non-cash (gain) loss on derivatives	(8.6)	(11.2)	11.9
Gain on sale of property, plant and equipment	(0.4)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(0.4)	—	32.8
Inventories, net	(0.2)	(1.8)	10.0
Accounts payable and accrued expenses	(0.7)	6.0	(5.9)
Due to/from affiliates of the General Partner	(25.3)	—	—
Customer advances	—	—	(61.2)
Other assets and liabilities	2.8	(2.2)	—

Net cash from operating activities	488.9	572.5	521.2

Investing Activities
Additions to property, plant and equipment and plant turnaround expenditures	(99.6)	(47.8)	(15.0)
Changes in demand deposit with General Partner affiliate	5.4	3.2	(2.5)

Net cash used in investing activities	(94.2)	(44.6)	(17.5)

Financing Activities
Partnership distributions paid	(465.2)	(558.3)	(448.7)
Other	8.0	—	—

Net cash used in financing activities	(457.2)	(558.3)	(448.7)

(Decrease) increase in cash and cash equivalents	(62.5)	(30.4)	55.0
Cash and cash equivalents at beginning of year	149.4	179.8	124.8

Cash and cash equivalents at end of year	$86.9	$149.4	$179.8

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05 percent general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2013, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2013.

        Throughout this document, the terms "General Partner Affiliates," "Affiliates of the General Partner" or similar terms refer to CF Industries and consolidated subsidiaries of CF Industries, including TNGP. CF Industries acquired Terra Industries, Inc. (Terra) in April 2010, and acquired the General Partner and Terra's ownership in the Partnership at that time.

        In our Consolidated Balance Sheet as of December 31, 2012, we have reclassified certain balances related to catalysts used in our manufacturing process which previously had been presented in "Inventories" to "Property, plant and equipment, net" to be consistent with the current year's presentation. The total amount reclassified from "Inventories" as of December 31, 2012 was $11.1 million. As a result of this reclassification, we have also reclassified certain amounts on our Consolidated Statement of Cash Flows for the years ended 2012 and 2011, among "Depreciation and amortization" and "Inventories" in operating activities and "Additions to property, plant and equipment, net" in investing activities. The net reclassification between operating and investing activities for the years ended December 31, 2012 and 2011 was $1.1 million and $6.3 million, respectively.

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

TERRA NITROGEN COMPANY, L.P.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence that a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The title and risk of loss passes to an affiliate of the General Partner as the product is shipped from the plant gate. We recognize revenue when these criteria have been met and when title and risk of loss have been transferred to an affiliate of the General Partner.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

Due to/from Affiliates of General Partner

        We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.

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

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

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

Recently Adopted Pronouncements

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments, and the effect these arrangements have on the entity's financial position. In January 2013, the FASB issued an amendment to ASU No. 2011-11 (ASU No. 2013-01) clarifying that its scope applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These standards were effective for disclosures in interim and annual reporting periods beginning on or after January 1, 2013. We adopted this standard in the first quarter of 2013 and its adoption did not have a significant impact on our consolidated financial statements.

4.     Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner

TERRA NITROGEN COMPANY, L.P.

determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We paid distributions of $465.2 million, $558.3 million and $448.7 million to our partners in 2013, 2012 and 2011, respectively.

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

        On February 10, 2014, we announced a $2.10 cash distribution per common unit, payable on February 28, 2014 to holders of record as of February 21, 2014. In the fourth quarter of 2013, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        The quarterly cash distributions paid to the unitholders and the General Partner in 2013 and 2012 follow:

		Common Units		Class B Common Units		General Partner
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2013
	First Quarter	$67.2	$3.63	$1.2	$6.25	$49.5
	Second Quarter	86.6	4.68	1.5	8.31	68.6
	Third Quarter	74.4	4.02	1.3	7.00	56.5
	Fourth Quarter	37.4	2.02	0.6	3.09	20.4
2012
	First Quarter	$83.8	$4.53	$1.5	$8.01	$65.9
	Second Quarter	74.0	4.00	1.3	6.96	56.2
	Third Quarter	77.9	4.21	1.3	7.39	60.2
	Fourth Quarter	76.4	4.12	1.3	7.21	58.5

TERRA NITROGEN COMPANY, L.P.

        At December 31, 2013, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5.     Net Earnings per Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$502.4	$560.8	$508.0
Less: Net earnings allocable to General Partner	205.7	239.7	219.4
Less: Net earnings allocable to Class B Common Units	4.9	5.5	5.0

Net earnings allocable to Common Units	$291.8	$315.6	$283.6

Weighted average units outstanding	18.5	18.5	18.5

Net earnings per Common Unit	$15.77	$17.06	$15.33

        There were no dilutive TNCLP units outstanding for the years ended December 31, 2013, 2012 and 2011.

6.     Inventories, net

        Inventories, net consisted of the following:

	December 31,
	2013	2012
	(in millions)
Materials and supplies	$2.6	$0.6
Finished goods	3.3	5.2

Total	$5.9	$5.8

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

TERRA NITROGEN COMPANY, L.P.

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

        We report derivatives on our consolidated balance sheet at fair value. The gross fair values at December 31, 2013 and 2012 are shown below. All balance sheet amounts from derivatives arose from commodity derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	December 31,
	2013	2012
	(in millions)
Unrealized gains in other current assets	$7.8	$0.2
Unrealized losses in other current liabilities	—	(1.0)

Net unrealized derivative gains (losses)	$7.8	$(0.8)

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Unrealized mark-to-market gains (losses)	$9.1	$10.6	$(11.9)
Realized losses	(0.8)	(24.3)	(11.2)

Net derivative gains (losses)	$8.3	$(13.7)	$(23.1)

        As of December 31, 2013 and 2012, we had open derivative contracts for 13.2 million MMBtus and 9.9 million MMBtus, respectively, of natural gas. For the year ended December 31, 2013, we used derivatives to cover approximately 91% of our natural gas consumption.

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

TERRA NITROGEN COMPANY, L.P.

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

        Most of the ISDA agreements contain credit risk related contingent features with sliding-scale credit support thresholds that are dependent upon credit ratings assigned to certain debt of the General Partner affiliate by certain credit rating agencies. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of December 31, 2013 and 2012, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were zero and $0.8 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At December 31, 2013 and 2012, we had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2013 and 2012.

		Gross amounts not offset in consolidated balance sheet
	Gross and net amounts presented in consolidated balance sheet(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
December 31, 2013
Total derivative assets	$7.8	$—	$—	$7.8
Total derivative liabilities	—	—	—	—

Net assets (liabilities)	$7.8	$—	$—	$7.8

December 31, 2012
Total derivative assets	$0.2	$0.2	$—	$—
Total derivative liabilities	1.0	0.2	—	0.8

Net assets (liabilities)	$(0.8)	$—	$—	$(0.8)

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheet. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

8.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included on our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of December 31, 2013 and 2012.

	Balances as of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$86.9	$86.9	$—	$—
Unrealized gains on natural gas derivatives	7.8	—	7.8	—

Total assets at fair value	$94.7	$86.9	$7.8	$—

	Balances as of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$149.4	$149.4	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—

Total assets at fair value	$149.6	$149.4	$0.2	$—

Unrealized losses on natural gas derivatives	$(1.0)	$—	$(1.0)	$—

Total liabilities at fair value	$(1.0)	$—	$(1.0)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of December 31, 2013 and 2012, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we use are primarily natural gas fixed price swaps and call options traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. See Note 7—Derivative Financial Instruments for additional information.

TERRA NITROGEN COMPANY, L.P.

9.     Property, Plant and Equipment, Net

        Property, plant and equipment, net consisted of the following:

	December 31,
	2013	2012
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	8.1	7.6
Plant and equipment	375.6	306.4
Construction in progress	71.5	45.7

	456.8	361.3
Less: Accumulated depreciation and amortization	242.7	233.2

	$214.1	$128.1

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred and are included in the line "Plant and equipment" in the table above. The following is a summary of plant turnaround activity for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$2.6	$6.5
Additions	24.7	—
Depreciation	(4.6)	(3.9)

Ending balance	$22.7	$2.6

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

General Administrative Services and Product Offtake Agreement

        Pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), the Partnership sells all of its fertilizer products to

TERRA NITROGEN COMPANY, L.P.

an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. When the product offtake component of the Services and Offtake Agreement became effective on January 1, 2011, we recognized revenue of $15.3 million from the sale of product inventory outside the plant gate to an affiliate of the General Partner. The Services and Offtake Agreement was effective for a one-year term starting as of January 1, 2011 and is extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us were $24.7 million, $21.9 million and $20.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively. We report these expenses as services provided by the General Partner and Affiliates in cost of goods sold.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the years ended December 31, 2013, 2012 and 2011 were $15.3 million, $15.0 million and $14.5 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

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

        Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. At December 31, 2013, we had a net balance due from affiliates of the General Partner of $25.3 million.

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

TERRA NITROGEN COMPANY, L.P.

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

        We received rental income for the years ended December 31, 2013, 2012 and 2011 of $0.6 million.

11.   Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are recognized as liabilities when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping, and storage tanks. The estimated cost of these AROs expressed in 2013 dollars is $5.9 million. We have not recorded a liability for these conditional AROs at December 31, 2013, because currently we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

12.   Commitments

        The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are insignificant for 2014.

        Rent expense under non-cancelable operating leases for years ended December 31, 2013, 2012 and 2011 was insignificant.

        As of December 31, 2013, we had commitments of approximately $53.4 million related to firm quantities of gas and open purchase orders. The natural gas commitments are based on a firm quantity of natural gas at market prices. These natural gas commitments are priced at the beginning of the

TERRA NITROGEN COMPANY, L.P.

month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

13.   Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2013
Net sales	$224.1	$215.4	$128.4	$168.3
Gross margin	171.9	153.7	76.8	117.4
Net earnings	166.8	149.3	72.7	113.6
Net earnings per Common Unit	4.98	4.54	2.52	3.73
2012
Net sales	$196.9	$195.6	$181.1	$206.5
Gross margin	129.2	158.8	136.0	153.8
Net earnings	124.2	154.8	131.8	150.0
Net earnings per Common Unit	3.78	4.67	4.00	4.61

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

Management's Report on Internal Control over Financial Reporting

        TNGP's management is responsible for establishing and maintaining adequate internal control over the Partnership's financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2013. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2013, a copy of which appears on the following page.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.

        We have audited Terra Nitrogen Company, L.P.'s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, Terra Nitrogen Company, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terra Nitrogen Company, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2014

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

Directors

W. Anthony Will (age 48)	Mr. Will has been a director of TNGP since June 2010 and Chairman of the Board of TNGP since January 2014. He has served as President and Chief Executive Officer and a director of CF Industries since January 2014. He was previously CF Industries' senior vice president, manufacturing and distribution, from January 2012 to January 2014, CF Industries' vice president, manufacturing and distribution, from March 2009 to December 2011 and CF Industries' vice president, corporate development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner at Accenture Ltd., a global management consulting, technology services, and outsourcing company. Earlier in his career, he held positions as vice president, business development at Sears, Roebuck and Company and vice president, strategy and corporate development at Fort James Corporation. Prior to that, Mr. Will was a manager with the Boston Consulting Group, a global management consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. The Board of Directors selected Mr. Will as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive experience in fertilizer manufacturing and distribution.

TERRA NITROGEN COMPANY, L.P.

Coleman L. Bailey (age 63)	Mr. Bailey has been a director of TNGP (or its predecessor TNC) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. On May 15, 2003, Mississippi Chemical Corporation filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Mississippi seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code. The Board of Directors selected Mr. Bailey as a director, among other reasons, because of the extensive industry experience he gained while serving as the Chief Executive Officer and Chairman of the Board of Directors of Mississippi Chemical Corporation, a company which was acquired by Terra in 2004, and because of his extensive agricultural industry experience.
Douglas C. Barnard (age 55)
Mr. Barnard has been a director of TNGP since June 2010. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career Mr. Barnard was a partner in the law firm of Kirkland and Ellis and, prior to that, a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. The Board of Directors selected Mr. Barnard as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive legal and corporate governance experience, and his expertise with public company reporting..

TERRA NITROGEN COMPANY, L.P.

Richard A. Hoker (age 49)	Mr. Hoker has been a director of TNGP since January 2014. He previously served as a director of TNGP from September 2010 until August 2011. Mr. Hoker has served as CF Industries' Vice President and Corporate Controller since November 2007. Before joining CF Industries, Mr. Hoker spent over 11 years with Sara Lee Corporation, where he served most recently as Vice President and Controller from January 2007 to November 2007 and Principal Accounting Officer from July 2007 to November 2007. Prior to being named Controller, Mr. Hoker held other financial management positions of increasing responsibility at Sara Lee. Prior to joining Sara Lee, Mr. Hoker was a member of the financial advisory services consulting group at Coopers & Lybrand LLP in Chicago (now PricewaterhouseCoopers) and previously led teams in the firm's audit practice. Mr. Hoker holds a B.S. degree in accounting from DePaul University and an M.B.A. degree in finance and accounting from the University of Chicago. He is also a certified public accountant. The Board of Directors selected Mr. Hoker as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his expertise with public company financial reporting and his extensive financial and accounting expertise.
Dennis P. Kelleher (age 50)
Mr. Kelleher has been a director of TNGP since August 2011. He has served as CF Industries' Senior Vice President and Chief Financial Officer since August 2011. Before joining CF Industries, Mr. Kelleher served as Vice President, Portfolio Strategy for BP PLC's upstream business. From 2007 to 2010, Mr. Kelleher served as Chief Financial Officer for Pan American Energy LLC. From 2005 to 2007, Mr. Kelleher served as Vice President, Planning and Performance Management for BP PLC's upstream business. Mr. Kelleher was employed as a senior accountant at Arthur Andersen & Co. early in his career. He holds a B.S. degree in accountancy from the University of Illinois and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. He is a certified public accountant. The Board of Directors selected Mr. Kelleher as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive financial and accounting expertise.

TERRA NITROGEN COMPANY, L.P.

Michael A. Jackson (age 59)	Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. He has served as Chief Marketing and Strategy Officer of Trupointe Cooperative since September 2011. Prior to joining Trupointe Cooperative, Mr. Jackson served as the Chief Executive Officer and President of Adayana, Inc. from April 2008 to May 2011 and served as Chief Operating Officer of Adayana, Inc. from February 2006 to April 2008. Mr. Jackson was Chief Executive Officer and President of Agri Business Group, Inc., which he founded in 1979, until its merger with Adayana, Inc. in October 2005. The Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the Chief Marketing and Strategy Officer of Trupointe Cooperative and as President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc. Mr. Jackson is also a director of Renewable Energy Group, Inc.
Anne H. Lloyd (age 52)
Ms. Lloyd has been a director of TNGP since May 2009. She has been Executive Vice President, Chief Financial Officer of Martin Marietta Materials, Inc. since May 2013; Excutive Vice President, Chief Financial Officer and Treasurer from 2009 to 2013; Senior Vice President, Chief Financial Officer and Treasurer from 2006 to 2009; Senior Vice President and Chief Financial Officer from 2005 to 2006; Chief Accounting Officer from 1999 to 2005; and Vice President and Controller from 1998 to 1999. The Board of Directors selected Ms. Lloyd as a director, among other reasons, because of her significant experience gained in a variety of positions with a public company, particularly her expertise with public company financial reporting, enabling her to qualify as an "audit committee financial expert" as that term has been defined by the SEC.

TERRA NITROGEN COMPANY, L.P.

Principal Operating Executive Officers
W. Anthony Will (age 48)
Mr. Will has been President and Chief Executive Officer of TNGP since January 2014. He has served as President and Chief Executive Officer and a director of CF Industries since January 2014. Mr. Will was previously Senior Vice President, Manufacturing and Distribution of TNGP, from January 2012 to January 2014, and was previously Vice President, Manufacturing and Distribution of TNGP from April 2010 to January 2012. He was previously CF Industries' Senior Vice President, Manufacturing and Distribution, from January 2012 to January 2014, CF Industries' Vice President, Manufacturing and Distribution, from March 2009 to December 2011 and CF Industries' Vice President, Corporate Development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner with Accenture Ltd., a position he held from April 2005 to December 2006. From January 2002 to August 2004, he was Vice President Business Development of Sears, Roebuck and Company. From January 2007 to March 2007 and from September 2004 to March 2005, Mr. Will was not employed. From January 2001 to January 2002, Mr. Will was a consultant with Egon Zehnder International, a global consulting firm. Previously, from October 1998 to January 2001, he served as Vice President, Strategy and Corporate Development, of Fort James Corporation, a global paper and consumer products company. Prior to joining Fort James, Mr. Will was a manager with the Boston Consulting Group, a global strategy consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.
Dennis P. Kelleher (age 50)
Mr. Kelleher has been Senior Vice President and Chief Financial Officer of TNGP since August 2011. He has served as Senior Vice President and Chief Financial Officer of CF Industries since August 2011. Before joining CF Industries, Mr. Kelleher served as Vice President, Portfolio Strategy for BP PLC's upstream business. From 2007 to 2010, Mr. Kelleher served as Chief Financial Officer for Pan American Energy LLC. From 2005 to 2007, Mr. Kelleher served as Vice president, Planning and Performance Management for BP PLC's upstream business. Mr. Kelleher was employed as a senior accountant at Arthur Andersen & Co. early in his career. He holds a B.S. degree in accountancy from the University of Illinois and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. He is a certified public accountant.

TERRA NITROGEN COMPANY, L.P.

Douglas C. Barnard (age 55)	Mr. Barnard has been Senior Vice President, General Counsel, and Secretary of TNGP since January 2012 and was previously Vice President, General Counsel, and Secretary of TNGP from April 2010 to January 2012. He has served as Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland and Ellis and, prior to that, a was Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago.
Christopher D. Bohn (age 46)
Mr. Bohn has been Vice President, Supply Chain, of TNGP since January 2014 and was previously Vice President, Corporate Planning, of TNGP from October 2010 to January 2014. He has served as CF Industries' Vice President, Supply Chain, since January 2014 and was previously CF Industries' Vice President, Corporate Planning, from October 2010 to January 2014 and CF Industries' Director, Corporate Planning and Analysis, from September 2009 to October 2010. Prior to joining CF Industries, Mr. Bohn served as chief financial officer for Hess Print Solutions from August 2007 to September 2009. Earlier in his career, Mr. Bohn was vice president global financial planning and analysis for Merisant Worldwide, Inc. He holds a B.S. degree in finance from Indiana University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University

TERRA NITROGEN COMPANY, L.P.

Bert A. Frost (age 49)	Mr. Frost has been Senior Vice President, Sales and Market Development of TNGP since January 2012 and was previously Vice President, Sales and Market Development of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Sales and Market Development since January 2012 and was previously CF Industries' Vice President, Sales and Market Development from January 2009 to December 2011. Before joining CF Industries in November 2008, Mr. Frost spent over 13 years with Archer Daniels Midland Company, where he served most recently as Managing Director—International Fertilizer/Inputs from June 2008 to November 2008 and Director—Fertilizer, Logistics and Ports Divisions, ADM—Brazil from April 2000 to June 2008. Earlier in his career, Mr. Frost held positions of increasing responsibility at Archer Daniels Midland and Koch Industries, Inc. He holds a B.S. degree from Kansas State University and is a graduate of Harvard Business School's Advance Management Program.
Adam Hall (age 39)
Mr. Hall has been Vice President, Corporate Development, of TNGP since June 2013. He has also served as CF Industries' Vice President, Corporate Development, since June 2013. Before joining CF Industries, Mr. Hall spent 4 years with Bunge Limited, where he served as executive director, corporate strategy and development, from August 2010 to May 2013, where he led global strategy, mergers and acquisitions and the development of new growth initiatives, and director of global strategy and business development, sugar and bioenergy, from August 2009 to August 2010. Prior to his most recent role with Bunge, he worked in a number of countries in positions with several international companies, including, as a manager at Bain & Company, a global management consulting firm, from January 2008 to August 2009, and as a consultant at LEK Consulting, a global strategy consulting firm, from February 1999 to May 2002. Mr. Hall began his career as a corporate attorney with the law firm of Clayton Utz in Perth, Australia. He earned undergraduate degrees in law and commerce from the University of Western Australia and an M.B.A. degree from Harvard Business School.

TERRA NITROGEN COMPANY, L.P.

Richard A. Hoker (age 49)	Mr. Hoker has been Vice President and Corporate Controller of TNGP since April 2010. He has served as CF Industries' Vice President and Corporate Controller since November 2007. Before joining CF Industries, Mr. Hoker spent over 11 years with Sara Lee Corporation, where he served most recently as Vice President and Controller from January 2007 to November 2007 and Principal Accounting Officer from July 2007 to November 2007. Prior to being named Controller, Mr. Hoker held other financial management positions of increasing responsibility at Sara Lee. Prior to joining Sara Lee, Mr. Hoker was a member of the financial advisory services consulting group at Coopers & Lybrand LLP in Chicago (now PricewaterhouseCoopers) and previously led teams in the firm's audit practice. Mr. Hoker holds a B.S. degree in accounting from DePaul University and an M.B.A. degree in finance and accounting from the University of Chicago. He is also a certified public accountant.
Wendy S. Jablow Spertus (age 51)
Ms. Jablow Spertus has been Senior Vice President, Human Resources, of TNGP since January 2012 and was previously Vice President, Human Resources, of TNGP from April 2010 to January 2012. She has served as CF Industries' Senior Vice President, Human Resources, since January 2012 and was previously CF Industries' Vice President, Human Resources, from August 2007 to December 2011. Prior to joining CF Industries, Ms. Jablow Spertus served as the Chief Human Resources Officer of Fenwal, Inc., a medical device manufacturer. Earlier in her career, Ms. Jablow Spertus spent eight years with Ideal Industries, Inc., an electrical equipment manufacturer and technology design company, where she served as Vice President, Human Resources and Administration. During much of her time at Ideal Industries, Ms. Jablow Spertus held a concurrent position as Vice president and General Manager of Ideal Industries' DataComm business unit. Ms. Jablow Spertus holds a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. degree from the University of Michigan. She is also a certified public accountant.
Philipp P. Koch (age 62)
Mr. Koch has been Senior Vice President, Manufacturing, of TNGP since January 2014 and was previously Senior Vice President, Supply Chain, of TNGP from January 2012 to January 2014 and Vice President, Supply Chain, of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Manufacturing, since January 2014. He was previously CF Industries' Senior Vice President, Supply Chain, from January 2012 to January 2014 and Vice President, Supply Chain, from January 2008 to January 2012 and CF Industries' Vice President, Raw Materials Procurement, from July 2003 to January 2008. Before joining CF Industries, Mr. Koch spent nearly 25 years in the energy industry with Amoco Corporation and BP PLC from January 1980 to July 2003. Mr. Koch has a B.A. degree from Greenville College and an M.B.A. degree from DePaul University.

TERRA NITROGEN COMPANY, L.P.

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

Meetings of the Board

        The Board of Directors held four regular meetings in 2013. Each director attended 100 percent of the total meetings of the board and board committees of which he or she was a member.

Audit Committee

        In 2013, the Audit Committee of the Board of Directors of TNGP met eight times. It is currently composed of Ms. Lloyd (Chairman) and Messrs. Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the General Partner's Board of Directors on October 24, 2011, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

        In 2013, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met three times and is currently composed of Messrs. Bailey (Chairman), Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Corporate Governance Guidelines of the Board of Directors establishes that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the Board of Directors' duties. The Corporate Governance Guidelines also establishes that the Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.

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

TERRA NITROGEN COMPANY, L.P.

and Corporate Governance Committee. A copy can be viewed on CF Industries' Web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request as described in Item 1, Business—Overview of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than 10 percent of beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2013 in a timely manner.

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

        During 2013, in accordance with the Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the board without management or management directors. The executive sessions are held at board meetings and the independent directors choose one of the independent directors to lead the discussion and preside at each such meeting.

Communication

        Interested parties who wish to communicate a message to the board, the independent directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 4 Parkway North, Suite 400, Deerfield, IL 60015-2590.

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

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

Respectfully submitted,
W. Anthony Will, Chairman
Coleman L. Bailey
Douglas C. Barnard
Richard A. Hoker
Michael A. Jackson
Dennis P. Kelleher
Anne H. Lloyd

TERRA NITROGEN COMPANY, L.P.

SUMMARY COMPENSATION TABLE

        Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2013.

DIRECTOR COMPENSATION

        TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the "TNGP Board") for the fiscal year ended December 31, 2013.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2)	Total
Bailey, C.	$63,500	$141,911	$205,411
Jackson, M.	$61,000	$118,886	$179,886
Lloyd, A.	$71,000	$113,083	$184,083

(1)
For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under ASC 718 (pre-codification FAS 123R) with respect to TNCLP phantom units granted to each director in 2013, including additional units received as dividends during the year on units held by the director. The phantom unit awards granted to directors in 2013 will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the vesting date (unless deferred pursuant to the terms of the 2009 Phantom Unit Program). Additional information with respect to the 2009 Phantom Unit Program is set forth below under "Director Phantom Unit Awards."

Director Fees Paid in Cash

        In 2013, each non-employee director of the TNGP Board received an annual retainer of $40,000 (paid quarterly) and board and committee meeting fees of $1,400 per meeting attended. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. In 2013, Messrs. Wilson, Barnard, Kelleher and Will served on the TNGP Board and were employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board.

Director Ownership Guidelines

        The TNGP Board has established a minimum ownership guideline for non-employee directors of 2,000 common units (the "Ownership Guide"). Newly elected directors have a period of five (5) years to satisfy the Ownership Guide. The Ownership Guide may be satisfied by ownership of common units, accrual of phantom units under TNGP Board-approved compensation programs or any combination of the two.

TERRA NITROGEN COMPANY, L.P.

Director Phantom Unit Awards

        Non-employee directors of the TNGP Board receive compensation in the form of TNCLP phantom units. A phantom unit entitles the holder to a cash payment equal to the value of a TNCLP common unit at the time of vesting. In addition, each phantom unit entitles the holder to additional phantom units when quarterly cash distributions are made to TNCLP common unitholders. Non-employee directors receive an annual award of a number of phantom units determined by dividing a value fixed by the TNGP Board by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant. Starting in 2012, the grant date value of the annual award was fixed at $90,000. The annual awards are granted upon the first meeting of the TNGP Board each year.

        The annual awards are governed by the 2009 Non-Employee Director Phantom Unit and Deferred Compensation Plan (the "2009 Phantom Unit Program"). Each phantom unit granted pursuant to the 2009 Phantom Unit Program is unvested on the date of grant and vests automatically on the first anniversary of the grant date, provided that the director continues to serve on the TNGP Board through such date. Unless a director elected to defer phantom units (as described below), upon vesting, the director will receive to a cash payment in respect of the phantom units (including any additional phantom units received in connection with quarterly distributions to TNCLP common unitholders following the date of grant). The amount paid with respect to each such phantom unit will be equal to the average closing price of common units for the 20-trading-day period immediately preceding the vesting date.

        Under to the 2009 Phantom Unit Program, directors may elect to defer receipt of phantom units granted pursuant to the plan. Each non-employee director may elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25 percent) of phantom units that may be awarded during the following year. Phantom units (including any additional phantom units received in connection with quarterly distributions to TNCLP common unit holders following the date of the grant) that a non-employee director elects to defer are credited to an unfunded deferred compensation account. Deferred phantom units are generally required to be held in an unfunded deferred compensation account until the date of the director's departure from the TNGP Board. Upon departure, the phantom unit value is paid out in cash based on the average closing price of TNCLP common units for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of the phantom units will be paid in a lump sum upon consummation of the transaction.

        In 2005, the TNGP Board adopted a phantom unit program (the "2005 Phantom Unit Program") which entitled each non-employee director of TNGP to an annual grant of 1,250 TNLP phantom units. All phantom unit awards granted pursuant to the 2005 Phantom Unit Program are generally required to be held until the date of the director's departure from the TNGP Board. Upon departure, the phantom unit value is paid out in cash based on the average closing price of TNCLP common units for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of the phantom units will be paid in a lump sum upon consummation of the transaction.

TERRA NITROGEN COMPANY, L.P.

        The following table sets forth the number of phantom units held by each non-employee director as of the date of this report and awards vested in 2013.

			Number of Phantom Units Currently Held
	Number of Phantom Units Vested in 2013	Value Realized on Vesting ($)
Name			Vested	Unvested
Bailey, C.	595.17	$141,329	3,342.64	442.23
Jackson, M.	595.17	$141,329	1,663.81	442.23
Lloyd, A.	595.17	$141,329	1,240.81	442.23

Other Director Compensation

        TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.

Compensation Committee Interlocks and Insider Participation

        TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' 2013 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, and as related to his or her position as a director, except as described under the caption "Certain Relationships and Related Transactions." During 2013, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP's (or its predecessor) Board or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

TERRA NITROGEN COMPANY, L.P.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. CF Industries Enterprises, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of CF Industries. Terra LP Holdings LLC (also an indirect wholly-owned subsidiary of CF Industries) owned directly, as of February 17, 2014, 13,889,014 common units of TNCLP. CF Industries and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.

        The following table shows the ownership of TNCLP common units and CF Industries common stock as of February 17, 2014 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons) (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Units Beneficially Owned	Percent of Class	Number of CF Industries Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)	13,889,014	75.1%	—	—
CF Industries, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Enterprises, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Sales, Inc.(3)	13,889,014	75.1%	—	—
Terra LP Holdings LLC(3)	13,889,014	75.1%	—	—
Terra Nitrogen GP Inc.(4)	—	—	—	—
Stephen R. Wilson	—	—	242,649	*
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	38,121	*
Christopher D. Bohn	—	—	2,570	*
Bert A. Frost	—	—	35,921	*
Adam Hall	—	—	3,590	*
Richard A. Hoker	—	—	8,552	*
Wendy S. Jablow Spertus	—	—	6,994	*
Michael A. Jackson	—	—	—	—
Dennis P. Kelleher	—	—	16,888	*
Philipp P. Koch	—	—	28,710	*
Anne H. Lloyd	—	—	—	—
W. Anthony Will	—	—	53,239	*
All directors and management as a group (13 persons)	—	—	437,234	*

*
Represents less than 1% of class.

(1)
Each person has sole voting and investment power of all the CF Industries common shares indicated.

(2)
The shares indicated for Messrs. Wilson, Barnard, Bohn, Frost, Hall, Hoker, Kelleher, Koch and Will and Ms. Spertus include shares underlying stock options granted under CF Industries' Equity

TERRA NITROGEN COMPANY, L.P.

  and Incentive Plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted.

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

TERRA NITROGEN COMPANY, L.P.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

        The following table describes fees for professional audit services rendered by KPMG LLP (KPMG) for the audit of the Partnership's annual financial statements for the years ended December 31, 2013 and 2012 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2013	2012
Audit fees(1)	$270,000	$270,000
Audit related fees	—	—

Total audit and audit related fees	270,000	270,000
Tax fees	—	—
All other fees	—	—

Total fees	$270,000	$270,000

(1)
Audit Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by KPMG for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Qs.

Audit Committee Pre-Approval of Policies and Procedures

        Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee on January 31, 2013. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee, as provided in its charter.

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
3.4	Certificate of Incorporation of Terra Nitrogen GP Inc., dated as of August 29, 2005, filed as Exhibit 3.2 to TNCLP's Form 8-K filed on September 7, 2005, is incorporated herein by reference.
3.5	By-Laws of Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 3.3 to TNCLP's Form 8-K filed on September 7, 2005, are incorporated herein by reference.
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
3.8
Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen L.P., dated April 26, 2012, filed as Exhibit 3.8 to the TNCLP Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.
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
10.9
Amendment to the General and Administrative Services and Product Offtake Agreement between CF Industries, Inc., a Delaware corporation, Terra Industries Inc., a Maryland corporation, Terra Nitrogen GP Inc., a Delaware corporation and Terra Nitrogen Company, L.P., a Delaware limited partnership, dated September 28, 2010, filed as Exhibit 10.1 to TNCLP's Form 8-K dated September 7, 2010, is incorporated herein by reference.
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

TERRA NITROGEN COMPANY, L.P.

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
10.15
Spare Parts Sharing Agreement, dated May 6, 2013, by and among CF Industries Nitrogen, LLC, a Delaware Limited Liability Company, Terra Nitrogen, Limited Partnership, a Delaware Limited Partnership and Canadian Fertilizers Limited an Alberta Corporation, incorporated by reference to the TNCLP Form 10-Q for the quarterly period ended March 31, 2013, is incorporated herein by reference.
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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Consolidated Financial Statements*

*
Filed herewith.

**
Confidential treatment has been granted for portions of the exhibit.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner
Date:	February 27, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 27, 2014 and in the capacities indicated.

Signature	Title

/s/ W. ANTHONY WILL W. Anthony Will	President and Chief Executive Officer, Chairman of the Board of Terra Nitrogen GP Inc. (Principal Executive Officer)
/s/ DENNIS P. KELLEHER Dennis P. Kelleher	Director, Senior Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. (Principal Financial Officer)
/s/ RICHARD A. HOKER Richard A. Hoker	Director, Vice President and Corporate Controller of Terra Nitrogen GP Inc. (Principal Accounting Officer)
/s/ COLEMAN L. BAILEY Coleman L. Bailey	Director of Terra Nitrogen GP Inc.
/s/ DOUGLAS C. BARNARD Douglas C. Barnard	Director, Senior Vice President, General Counsel and Secretary of Terra Nitrogen GP Inc.
/s/ MICHAEL A. JACKSON Michael A. Jackson	Director of Terra Nitrogen GP Inc.
/s/ ANNE H. LLOYD Anne H. Lloyd	Director of Terra Nitrogen GP Inc.