Form 10-Q
period 2014-03-31
TERRA NITROGEN CO L P /DE
filed 2014-05-08
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014
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

        At the close of business on May 7, 2014 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2014	December 31, 2013
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$113.9	$86.9
Due from affiliates of the General Partner	36.0	29.0
Accounts receivable	0.6	1.0
Inventories, net	5.4	5.9
Prepaid expenses and other current assets	4.9	7.8

Total current assets	160.8	130.6
Property, plant and equipment, net	224.7	214.1
Other assets	5.5	5.1

Total assets	$391.0	$349.8

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$33.3	$27.9
Due to affiliates of the General Partner	5.6	3.7
Other current liabilities	—	8.0

Total current liabilities	38.9	39.6

Noncurrent liabilities	1.3	1.2
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	286.1	264.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.9	1.5
General partner's interest	62.8	43.0

Total partners' capital	350.8	309.0

Total liabilities and partners' capital	$391.0	$349.8

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$177.3	$223.7
Other income from an affiliate of the General Partner	0.1	0.1
Other income	0.3	0.3

Total	177.7	224.1
Cost of goods sold:
Materials, supplies and services	64.6	46.6
Services provided by the affiliates of the General Partner	5.6	5.6

Gross margin	107.5	171.9
Selling, general and administrative services provided by the affiliates of the General Partner	3.9	3.8
Other general and administrative expenses	0.7	1.3

Earnings from operations	102.9	166.8

Net earnings	$102.9	$166.8

Allocation of net earnings:
General Partner	$41.5	$73.0
Class B Common Units	1.0	1.6
Common Units	60.4	92.2

Net earnings	$102.9	$166.8

Net earnings per common unit	$3.26	$4.98

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	92.2	1.6	73.0	166.8
Distributions	(67.3)	(1.2)	(49.5)	(118.0)

Partners' capital at March 31, 2013	$263.2	$1.6	$55.8	$320.6

Partners' capital at December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	60.4	1.0	41.5	102.9
Distributions	(38.8)	(0.6)	(21.7)	(61.1)

Partners' capital at March 31, 2014	$286.1	$1.9	$62.8	$350.8

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013
	(in millions)
Operating Activities
Net earnings	$102.9	$166.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7.6	4.1
Unrealized loss (gain) on derivatives	2.9	(3.9)
Changes in operating assets and liabilities:
Accounts receivable	0.4	(0.1)
Inventories, net	0.5	0.7
Accounts payable and accrued expenses	3.7	(2.6)
Due to/from affiliates of the General Partner	(5.1)	3.8
Other assets and liabilities	(0.4)	1.3

Net cash provided by operating activities	112.5	170.1

Investing Activities
Additions to property, plant and equipment, net	(16.4)	(17.6)
Changes in demand deposits with affiliates of the General Partner	—	5.4

Net cash used in investing activities	(16.4)	(12.2)

Financing Activities
Partnership distributions paid	(61.1)	(16.7)
Other	(8.0)	—

Net cash used in financing activities	(69.1)	(16.7)

Increase in cash and cash equivalents	27.0	141.2
Cash and cash equivalents at beginning of period	86.9	149.4

Cash and cash equivalents at end of period	$113.9	$290.6

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of March 31, 2014, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of March 31, 2014.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

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

2. Summary of Significant Accounting Policies

        For a complete discussion of the Partnership's significant accounting policies, refer to the notes to the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K, filed with the SEC on February 27, 2014.

TERRA NITROGEN COMPANY, L.P.

3. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2014, we paid partnership distributions of $61.1 million. During the three months ended March 31, 2013, we declared partnership distributions of $118.0 million, of which $16.7 million was paid as of March 31, 2013. The remaining $101.3 million was paid during the second quarter of 2013.

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

        On May 7, 2014, we announced a $3.01 cash distribution per common limited partnership unit, payable on May 30, 2014 to holders of record as of May 19, 2014. In the first quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        At March 31, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non- affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

4. Net Earnings per Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$102.9	$166.8
Net earnings allocable to General Partner	(41.5)	(73.0)
Net earnings allocable to Class B Common Units	(1.0)	(1.6)

Net earnings allocable to common units	$60.4	$92.2

Weighted average units outstanding	18.5	18.5

Net earnings per common unit	$3.26	$4.98

        There were no dilutive TNCLP units outstanding for the three months ended March 31, 2014 and 2013.

5. Inventories

        Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Materials and supplies	$3.0	$2.6
Finished goods	2.4	3.3

Total	$5.4	$5.9

6. Derivative Financial Instruments

        Derivative financial instruments are executed on our behalf by an affiliate of the General Partner to manage the volatility in our natural gas prices. We report derivatives on our consolidated balance sheets at fair value. Changes in fair value are recognized in cost of sales in the period of change. Cash flows related to natural gas derivatives are reported in operating activities.

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

TERRA NITROGEN COMPANY, L.P.

        The gross fair values of derivatives on our balance sheet are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 7—Fair Value Measurements.

	March 31, 2014	December 31, 2013
	(in millions)
Unrealized gains in other current assets	$4.9	$7.8
Unrealized losses in other current liabilities	—	—

Net unrealized derivative gains/(losses)	$4.9	$7.8

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended March 31,
	2014	2013
	(in millions)
Unrealized mark-to-market (losses) gains	$(4.0)	$3.7
Realized gains (losses)	9.9	(1.6)

Net derivative gains/(losses)	$5.9	$2.1

        As of March 31, 2014 and December 31, 2013, we had open derivative contracts for 9.4 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2014, we used derivatives to cover approximately 74% of our natural gas consumption.

        The counterparties to our derivatives are large financial institutions and large energy companies. The derivatives are executed with several counterparties, generally under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for OTC derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:

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

TERRA NITROGEN COMPANY, L.P.

        Most of the ISDA agreements contain credit risk related contingent features with sliding-scale credit support thresholds that are dependent upon credit ratings assigned to certain debt of the General Partner affiliate by certain credit rating agencies. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of March 31, 2014 and December 31, 2013, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $0.1 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2014 and December 31, 2013, we had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2014 and December 31, 2013.

		Gross amounts not offset in consolidated balance sheet
	Gross and Net amounts presented in consolidated balance sheet(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
March 31, 2014
Total derivative assets	$4.9	$—	$—	$4.9
Total derivative liabilities	—	—	—	—

Net assets (liabilities)	$4.9	$—	$—	$4.9

December 31, 2013
Total derivative assets	$7.8	$—	$—	$7.8
Total derivative liabilities	—	—	—	—

Net assets (liabilities)	$7.8	$—	$—	$7.8

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheet. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

7. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of March 31, 2014 and December 31, 2013.

	Balances as of March 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$113.9	$113.9	$—	$—
Unrealized gains on natural gas derivatives	4.9	—	4.9	—

Total assets at fair value	$118.8	$113.9	$4.9	$—

	Balances as of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$86.9	$86.9	$—	$—
Unrealized gains on natural gas derivatives	7.8	—	7.8	—

Total assets at fair value	$94.7	$86.9	$7.8	$—

        Following is a summary of the valuation methodologies for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of March 31, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we use are primarily natural gas fixed price swaps and call options traded in the OTC markets with either large energy companies or large financial institutions. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. See Note 6—Derivative Financial Instruments for additional information.

TERRA NITROGEN COMPANY, L.P.

8. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Land	$1.6	$1.6
Building and improvements	8.1	8.1
Plant and equipment	377.8	375.6
Construction in progress	85.6	71.5

	473.1	456.8
Less: Accumulated depreciation and amortization	248.4	242.7

	$224.7	$214.1

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized when incurred. The following is a summary of plant turnaround activity for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$22.7	$2.6
Additions	0.3	—
Depreciation	(1.6)	(1.0)

Ending balance	$21.4	$1.6

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

9. Related Party Transactions

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

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us were $5.6 million for each of the three months ended March 31, 2014 and 2013, respectively. We report these expenses as services provided by the General Partner and affiliates of the General Partner in cost of goods sold.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three months ended March 31, 2014 and 2013 were $3.9 million and $3.8 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

Demand Deposits with and Amounts Due to/from Affiliates of the General Partner

        We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us. At March 31, 2014 and December 31, 2013, we had a net balance due from affiliates of the General Partner of $30.4 million and $25.3 million, respectively.

Spare Parts Sharing Agreement

        Affiliates of CF Industries own and operate nitrogen fertilizer complexes that utilize some equipment that is similar to equipment at our Verdigris Nitrogen Complex. Each of the various manufacturing complexes maintains spare parts for use in their facilities. In the event that an unplanned need arises and to help prevent manufacturing downtime, we have entered into a spare parts sharing agreement that permits spare parts to be shared among the manufacturing complexes from time to time. Parts that are borrowed from another complex under the agreement are either refurbished and returned to the lender or replaced.

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

TERRA NITROGEN COMPANY, L.P.

        We also have leased certain of our rail cars to an affiliate of the General Partner for quarterly market-based rental payments of $3,600 per car. This lease also was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

        We received rental income of $0.1 million for each of the three month periods ended March 31, 2014 and 2013.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s (TNCLP, we, our or us) annual consolidated financial statements and related notes, which are included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2014, as well as our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report.

        The section entitled "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2014, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should read and consider carefully those risks, in addition to the other information in this report and in our other filings with the SEC.

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

        CF Industries, through its subsidiaries, is a global leader in nitrogen fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada and distributes fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

        Throughout this document, the terms "affiliate of the General Partner" and "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP.

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. An affiliate of CF Industries is obligated to take all of the production from our Verdigris manufacturing facility and affiliates of CF Industries provide certain services to us, including production planning, manufacturing management, logistics, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to the Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.

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

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with the General Partner, see Notes to the Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings for the three months ended March 31, 2014, of $102.9 million on net sales of $177.7 million, compared with net earnings for the three months ended March 31, 2013, of $166.8 million on net sales of $224.1 million. Net earnings per common unit for the three months ended March 31, 2014, were $3.26 compared with $4.98 for the three months ended March 31, 2013.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	2014 vs. 2013
	(in millions, except per unit amounts)
Net sales	$177.7	$224.1	$(46.4)	(21)%
Cost of goods sold	70.2	52.2	18.0	34%

Gross margin	107.5	171.9	(64.4)	(37)%
Gross margin percentage	60.5%	76.7%
Selling, general and administrative expenses	4.6	5.1	(0.5)	(10)%

Operating earnings	102.9	166.8	(63.9)	(38)%

Net earnings	$102.9	$166.8	$(63.9)	(38)%

Net earnings allocable to Common Units	$60.4	$92.2	$(31.8)	(34)%
Net earnings per Common Unit	$3.26	$4.98	$(1.72)	(35)%
Ammonia and UAN sales volume (tons in thousands)
Ammonia	98	86	12	14%
UAN(1)	530	540	(10)	(2)%

Total	628	626	2	—%
Average selling prices (dollars per ton)
Ammonia	$413	$657	$(244)	(37)%
UAN(1)	258	310	$(52)	(17)%
Natural gas costs/MMBtu(2)	$4.02	$3.43	$0.59	17%
Production volume by product (tons in thousands)
Ammonia(3)	306	306	—	—%
UAN (32%)	520	524	(4)	(1)%

(1)
The nitrogen content of UAN is 32% by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

First Quarter of 2014 Compared to the First Quarter of 2013

        Our net sales for the first quarter of 2014 were $177.7 million, a decrease of $46.4 million, or 21%, from the first quarter of 2013 net sales of $224.1 million, due to a decrease in average selling prices. Ammonia prices decreased 37% from an average of $657 per ton in the three months ended March 31, 2013, to $413 per ton in the three months ended March 31, 2014, and UAN prices decreased 17% from an average of $310 per ton in the three months ended March 31, 2013 to $258 per ton in the three months ended March 31, 2014. The decrease in ammonia pricing was due primarily to higher producer inventories across North America. The 2013 North American fall ammonia application season was shortened due to cold winter weather conditions, which reduced the application period. This resulted in higher ammonia inventory levels at the producer level at the beginning of the first quarter of 2014, causing downward pressure on ammonia prices. The decrease in UAN selling prices was due primarily to lower demand caused by buyers cautious buying due to uncertainty related to pricing.

        Ammonia volume increased from 86,000 tons in the first quarter of 2013 to 98,000 tons in the first quarter of 2014 due to ammonia shipments for pre-plant applications in the southern plains regions which experienced favorable weather conditions for fertilizer application. UAN volume decreased

TERRA NITROGEN COMPANY, L.P.

slightly in the first quarter of 2014 to 530,000 tons from 540,000 tons in the first quarter of 2013 as customers delayed spring purchasing.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	2014 vs. 2013
	(in millions, except per ton amounts)
Realized natural gas costs	$43.3	$36.9	$6.4	17%
Unrealized mark-to-market losses (gains) on natural gas derivatives	4.0	(3.7)	7.7	NM
Payroll related expenses	5.6	5.6	—	—%
Other	17.3	13.4	3.9	29%

Total cost of goods sold	$70.2	$52.2	$18.0	34%

Average cost of goods sold per ton	$112	$83	$29	35%

        The average cost of goods sold per ton increased to $112 per ton in the first quarter of 2014 from $83 per ton in the first quarter of 2013. As shown in the preceding table, the 35% increase in the average cost of goods sold per ton was due primarily to higher realized natural gas costs, the effect of unrealized mark-to-market losses on natural gas derivatives and an increase in the other category which is primarily due to higher depreciation resulting from new assets being placed into service. Realized natural gas costs increased 17% from $3.43 per MMBtu in the first quarter of 2013 to $4.02 per MMBtu in the first quarter of 2014 due to strong market demand for natural gas due to the cold weather in North America. We recorded a $4.0 million unrealized mark-to-market loss for the first quarter of 2014, compared to $3.7 million unrealized mark-to-market gain on natural gas derivatives for the first quarter of 2013.

        Our gross margin was $107.5 million in the first quarter of 2014 compared to $171.9 million in the first quarter of 2013. Gross margin decreased compared to the prior year quarter due primarily to a decrease in average selling prices and an increase in cost of goods sold due to the combination of higher natural gas prices and the impact of unrealized mark-to-market losses in the three months ended March 31, 2014 versus gains in the prior year period. Gross margin as a percent of net sales decreased to 60.5% during the first quarter of 2014 from 76.7% during the first quarter of 2013.

        Selling, general and administrative expenses were $4.6 million in the first quarter of 2014 compared to $5.1 million in the first quarter of 2013.

        Our net earnings were $102.9 million in the first quarter of 2014, a decrease of $63.9 million, or 38%, as compared to $166.8 million in the first quarter of 2013. Net earnings decreased primarily due to the lower gross margin.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at March 31, 2014, was $113.9 million, an increase of $27.0 million from the balance of $86.9 million at December 31, 2013. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

TERRA NITROGEN COMPANY, L.P.

        We receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$112.5	$170.1
Investing activities	(16.4)	(12.2)
Financing activities	(69.1)	(16.7)

Increase in cash and cash equivalents	$27.0	$141.2

Operating Activities

        Net cash provided by operating activities was $112.5 million for the first three months of 2014 compared to $170.1 million for the same period of 2013. The $57.6 million decrease in cash provided by operating activities in the first three months of 2014 was due primarily to the $63.9 million decrease in net earnings. Net earnings included noncash depreciation and amortization expense of $7.6 million and $4.1 million during the three months ended March 31, 2014 and 2013, respectively, and an unrealized mark-to-market loss (gain) on derivatives of $2.9 million and ($3.9) million, respectively.

Investing Activities

        Net cash used in investing activities was $16.4 million for the first three months of 2014 compared to $12.2 million in the first three months of 2013. The $4.2 million increase in cash used in investing activities in 2014 was due primarily to a decrease in demand deposits with affiliates of the General Partner. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us. Additions to property, plant and equipment were $16.4 million and $17.6 million during the three months ended March 31, 2014 and 2013, respectively.

Financing Activities

        Net cash used in financing activities was $69.1 million for the first three months of 2014 compared to $16.7 million in the first three months of 2013, and consists of distributions paid to our unitholders. The increase in cash used in financing activities was due to the fact that $101.3 million of the cash distribution in the first quarter of 2013 that was due to affiliates of the General Partner was not paid until after March 31, 2013. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Unaudited Consolidated Financial Statements, Note 3—Agreement of Limited Partnership.

TERRA NITROGEN COMPANY, L.P.

Capital Expenditures

        Capital expenditures totaled $18.2 million in the first quarter of 2014 as compared to $17.6 million in the first quarter of 2013. We expect to make capital expenditures in the range of $70 to $90 million in 2014. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.

        Approximately one-half of the projected capital expenditures relate to sustaining projects. The remaining expenditures relate to certain major projects such as an ammonia debottlenecking project and an upgrade to a plant digital control system. These major projects began in 2013 and are expected to be completed in 2015. Additionally, during the first quarter of 2015, we expect to initiate a turnaround of one ammonia plant and one UAN plant, which will result in approximately one-half of the complex being shut down for the duration of the turnaround, which is expected to be approximately one-month. This will result in lower production and lower sales during this period, which will reduce Available Cash for distributions to unitholders. Capital expenditures will be made in 2014 to support the 2015 turnaround project. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unit holder distributions.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2014, we paid partnership distributions of $61.1 million. During the three months ended March 31, 2013, we declared partnership distributions of $118.0 million, of which $16.7 million was paid as of March 31, 2013. The remaining $101.3 million was paid during the second quarter of 2013.

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

TERRA NITROGEN COMPANY, L.P.

        On May 7, 2014, we announced a $3.01 cash distribution per common limited partnership unit, payable on May 30, 2014 to holders of record as of May 19, 2014. In the first quarter, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At March 31, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2014, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        We receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The natural gas derivatives that we use are primarily natural gas fixed price swaps and call options.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large energy companies or large financial institutions. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. Credit risk is controlled through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

TERRA NITROGEN COMPANY, L.P.

Contractual Obligations

        At March 31, 2014, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        As of March 31, 2014 and December 31, 2013, we had open derivative contracts for 9.4 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2014, would result in a favorable change in the fair value of these derivative positions of $5.1 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $3.6 million.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    TNGP's management, with the participation of TNGP's Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, TNGP's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to TNGP's management, including TNGP's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TERRA NITROGEN COMPANY, L.P.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our Form 10-K, filed with the SEC on February 27, 2014. Such factors include, among others:

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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Consolidated Financial Statements*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: May 8, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 8, 2014	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)