Form 10-Q
period 2014-06-30
TERRA NITROGEN CO L P /DE
filed 2014-08-07
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        At the close of business on August 6, 2014 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2014	December 31, 2013
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$115.9	$86.9
Due from affiliates of the General Partner	28.0	29.0
Accounts receivable	0.6	1.0
Inventories, net	7.8	5.9
Prepaid expenses and other current assets	0.7	7.8

Total current assets	153.0	130.6
Property, plant and equipment, net	228.8	214.1
Other assets	6.0	5.1

Total assets	$387.8	$349.8

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$25.5	$27.9
Due to affiliates of the General Partner	5.0	3.7
Other current liabilities	0.5	8.0

Total current liabilities	31.0	39.6

Noncurrent liabilities	0.9	1.2
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	288.7	264.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	2.0	1.5
General Partner's interest	65.2	43.0

Total partners' capital	355.9	309.0

Total liabilities and partners' capital	$387.8	$349.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$167.2	$215.0	$344.5	$438.7
Other income from an affiliate of the General Partner	0.2	0.2	0.3	0.3
Other income	0.1	0.2	0.4	0.5

Total	167.5	215.4	345.2	439.5
Cost of goods sold:
Materials, supplies and services	57.4	55.6	122.0	102.2
Services provided by the affiliates of the General Partner	5.9	6.1	11.5	11.7

Gross margin	104.2	153.7	211.7	325.6
Selling, general and administrative services provided by the affiliates of the General Partner	3.8	3.7	7.7	7.5
Other general and administrative expenses	0.3	0.7	1.0	2.0

Earnings from operations	100.1	149.3	203.0	316.1

Net earnings	$100.1	$149.3	$203.0	$316.1

Allocation of net earnings:
General Partner	$40.7	$63.8	$82.2	$136.8
Class B Common Units	1.0	1.5	2.0	3.1
Common Units	58.4	84.0	118.8	176.2

Net earnings	$100.1	$149.3	$203.0	$316.1

Net earnings per Common Unit	$3.16	$4.54	$6.42	$9.52

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	176.2	3.1	136.8	316.1
Distributions	(153.9)	(2.7)	(118.0)	(274.6)

Partners' capital at June 30, 2013	$260.6	$1.6	$51.1	$313.3

Partners' capital at December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	118.8	2.0	82.2	203.0
Distributions	(94.6)	(1.5)	(60.0)	(156.1)

Partners' capital at June 30, 2014	$288.7	$2.0	$65.2	$355.9

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013
	(in millions)
Operating Activities
Net earnings	$203.0	$316.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14.1	11.0
Unrealized loss (gain) on derivatives	7.6	(0.8)
Changes in operating assets and liabilities:
Accounts receivable	0.4	(0.2)
Inventories, net	(1.9)	(1.0)
Accounts payable and accrued expenses	(3.8)	2.6
Due to/from affiliates of the General Partner	2.3	4.0
Other assets and liabilities	(1.2)	1.4

Net cash provided by operating activities	220.5	333.1

Investing Activities
Additions to property, plant and equipment	(27.4)	(44.1)
Changes in demand deposits with affiliates of the General Partner	—	5.4

Net cash used in investing activities	(27.4)	(38.7)

Financing Activities
Partnership distributions paid	(156.1)	(274.6)
Other	(8.0)	—

Net cash used in financing activities	(164.1)	(274.6)

Increase in cash and cash equivalents	29.0	19.8
Cash and cash equivalents at beginning of period	86.9	149.4

Cash and cash equivalents at end of period	$115.9	$169.2

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Unaudited Consolidated Financial Statements

1. Background and Basis of Presentation

        Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the General Partner of both TNCLP and TNLP and owns a consolidated 0.05% General Partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of June 30, 2014, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of June 30, 2014.

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

TERRA NITROGEN COMPANY, L.P.

3. New Accounting Standards

        The following summarizes the recently issued Financial Accounting Standards Board (FASB) accounting standard pertaining to revenue recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, are to be disclosed. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2014 and 2013, we paid partnership distributions of $156.1 million and $274.6 million, respectively.

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

        On August 6, 2014, we announced a $3.11 cash distribution per common limited partnership unit, payable on August 29, 2014 to holders of record as of August 18, 2014. In the second quarter of 2014, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        As of June 30, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5. Net Earnings per Common Unit

        Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$100.1	$149.3	$203.0	$316.1
Net earnings allocable to General Partner	(40.7)	(63.8)	(82.2)	(136.8)
Net earnings allocable to Class B Common Units	(1.0)	(1.5)	(2.0)	(3.1)

Net earnings allocable to Common Units	$58.4	$84.0	$118.8	$176.2

Weighted average units outstanding	18.5	18.5	18.5	18.5

Net earnings per Common Unit	$3.16	$4.54	$6.42	$9.52

        There were no dilutive TNCLP units outstanding for the three and six months ended June 30, 2014 and 2013.

6. Inventories

        Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Materials and supplies	$3.0	$2.6
Finished goods	4.8	3.3

Total	$7.8	$5.9

7. Derivative Financial Instruments

        Derivative financial instruments are executed on our behalf by an affiliate of the General Partner to manage the volatility in our natural gas prices. We report derivatives on our consolidated balance

TERRA NITROGEN COMPANY, L.P.

sheets at fair value. Changes in fair value are recognized in cost of sales in the period of change. Cash flows related to natural gas derivatives are reported in operating activities.

        The derivatives we use are primarily natural gas fixed price swaps and options traded in the over-the-counter (OTC) markets. The derivative contract prices are based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the OneOK index rather than Henry Hub. This creates a location basis differential between the derivative contract price and the physical price of natural gas. Accordingly, the prices underlying the financial derivatives we use may not exactly match the prices of physical gas we consume. The contracts are traded in months forward and settlement dates are scheduled to coincide with anticipated gas purchases during those future periods.

        The gross fair values of derivatives on our consolidated balance sheets are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	June 30, 2014	December 31, 2013
	(in millions)
Unrealized gains in other current assets	$0.7	$7.8
Unrealized losses in other current liabilities	(0.5)	—

Net unrealized derivative gains	$0.2	$7.8

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Unrealized mark-to-market (losses) gains	$(4.9)	$(2.9)	$(8.9)	$0.8
Realized gains (losses)	4.9	2.7	14.8	1.1

Net derivative gains (losses)	$—	$(0.2)	$5.9	$1.9

        As of June 30, 2014 and December 31, 2013, we had open derivative contracts for 9.5 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2014, we used derivatives to cover approximately 84% of our natural gas consumption.

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

TERRA NITROGEN COMPANY, L.P.

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

        Most of the ISDA agreements contain credit risk related contingent features with sliding-scale credit support thresholds that are dependent upon credit ratings assigned to certain debt of the General Partner affiliate by certain credit rating agencies. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of June 30, 2014 and December 31, 2013, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $0.5 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2014 and December 31, 2013, we had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2014 and December 31, 2013.

		Gross amounts not offset in consolidated balance sheets
	Gross and net amounts presented in consolidated balance sheets(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2014
Total derivative assets	$0.7	$0.5	$—	$0.2
Total derivative liabilities	0.5	0.5	—	—

Net assets	$0.2	$—	$—	$0.2

December 31, 2013
Total derivative assets	$7.8	$—	$—	$7.8
Total derivative liabilities	—	—	—	—

Net assets	$7.8	$—	$—	$7.8

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of June 30, 2014 and December 31, 2013.

	Balances as of June 30, 2014
	Total Fair Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$115.9	$115.9	$—	$—
Unrealized gains on natural gas derivatives	0.7	—	0.7	—

Total assets at fair value	$116.6	$115.9	$0.7	$—

Unrealized losses on natural gas derivatives	(0.5)	—	(0.5)	—

Total liabilities at fair value	$(0.5)	$—	$(0.5)	$—

	Balances as of December 31, 2013
	Total Fair Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$86.9	$86.9	$—	$—
Unrealized gains on natural gas derivatives	7.8	—	7.8	—

Total assets at fair value	$94.7	$86.9	$7.8	$—

        Following is a summary of the valuation methodologies for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of June 30, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we use are primarily natural gas fixed price swaps and options traded in the OTC markets with either large energy companies or large financial institutions. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. See Note 7—Derivative Financial Instruments for additional information.

TERRA NITROGEN COMPANY, L.P.

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Land	$1.6	$1.6
Building and improvements	8.1	8.1
Plant and equipment	377.7	375.6
Construction in progress	96.3	71.5

	483.7	456.8
Less: Accumulated depreciation and amortization	254.9	242.7

	$228.8	$214.1

        Plant turnarounds—scheduled inspections, replacements and overhauls of plant and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Six months ended June 30,
	2014	2013
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$22.7	$2.6
Additions	0.3	—
Depreciation	(3.2)	(2.0)

Ending balance	$19.8	$0.6

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

General and Administrative Services and Product Offtake Agreement

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

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us for the three and six months ended June 30, 2014 were $5.9 million and $11.5 million, respectively, and for the three and six months ended June 30, 2013 were $6.1 million and $11.7 million, respectively. We report these expenses as services provided by the General Partner and affiliates of the General Partner in cost of goods sold.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and six months ended June 30, 2014 were $3.8 million and $7.7 million, respectively, and for the three and six months ended June 30, 2013 were $3.7 million and $7.5 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

Demand Deposits with and Amounts Due to/from Affiliates of the General Partner

        We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us. As of June 30, 2014 and December 31, 2013, we had a net balance due from affiliates of the General Partner of $23.0 million and $25.3 million, respectively.

Spare Parts Sharing Agreement

        Affiliates of CF Industries own and operate nitrogen fertilizer complexes that utilize some equipment that is similar to equipment at our Verdigris Nitrogen Complex. Each of the various manufacturing complexes maintains spare parts for use in its facilities. In the event that an unplanned need arises and to help minimize manufacturing downtime, we have entered into a spare parts sharing agreement that permits spare parts to be shared among the manufacturing complexes from time to time. Parts that are borrowed from another complex under the agreement are either refurbished and returned to the lender or replaced.

Leases

        We entered into an amended and restated lease with an affiliate of the General Partner under which the ammonia assets at our Blair terminal are leased by the affiliate. The lease is effective for a five-year term starting on January 1, 2013, and an affiliate of the General Partner has options to renew for three additional five-year terms. The quarterly lease payment is $100,000, subject to an annual inflation

TERRA NITROGEN COMPANY, L.P.

adjustment, and additional rent will be paid equal to all costs, expenses, and obligations incurred by the affiliate of the General Partner related to the use, occupancy and operation of the facilities.

        We also have leased certain of our rail cars to an affiliate of the General Partner for quarterly market-based rental payments of $3,600 per car. This lease also was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

        We received rental income for the three and six months ended June 30, 2014 and 2013 of $0.2 million and $0.3 million, respectively.

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

        CF Industries, through its subsidiaries, is a global leader in nitrogen fertilizer manufacturing and distribution, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the central United States and Canada and distributes nitrogen fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States.

        Throughout this document, the terms "affiliate of the General Partner" and "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP.

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. An affiliate of CF Industries is obligated to take all of the production from our Verdigris manufacturing complex and affiliates of CF Industries provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to the Unaudited Consolidated Financial Statements, Note 10—Related Party Transactions.

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

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with the General Partner, see Notes to the Unaudited Consolidated Financial Statements, Note 10—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings of $100.1 million for the three months ended June 30, 2014 on net sales of $167.5 million, compared with net earnings of $149.3 million for the three months ended June 30, 2013 on net sales of $215.4 million. Net earnings per common unit for the three months ended June 30, 2014, were $3.16 compared with $4.54 for the three months ended June 30, 2013.

        We reported net earnings of $203.0 million for the six months ended June 30, 2014 on net sales of $345.2 million, compared with net earnings of $316.1 million for the six months ended June 30, 2013 on net sales of $439.5 million. Net earnings per common unit for the six months ended June 30, 2014, were $6.42 compared with $9.52 for the six months ended June 30, 2013.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the results of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	(in millions, except per unit amounts)
Net sales	$167.5	$215.4	$(47.9)	(22)%	$345.2	$439.5	$(94.3)	(21)%
Cost of goods sold	63.3	61.7	1.6	3%	133.5	113.9	19.6	17%

Gross margin	104.2	153.7	(49.5)	(32)%	211.7	325.6	(113.9)	(35)%
Gross margin percentage	62.2%	71.4%			61.3%	74.1%
Selling, general and administrative expenses	4.1	4.4	(0.3)	(7)%	8.7	9.5	(0.8)	(8)%

Operating earnings	100.1	149.3	(49.2)	(33)%	203.0	316.1	(113.1)	(36)%

Net earnings	$100.1	$149.3	$(49.2)	(33)%	$203.0	$316.1	$(113.1)	(36)%

Net earnings allocable to
Common Units	$58.4	$84.0	$(25.6)	(30)%	$118.8	$176.2	$(57.4)	(33)%
Net earnings per Common Unit	$3.16	$4.54	$(1.38)	(30)%	$6.42	$9.52	$(3.10)	(33)%
Sales volume (tons in thousands)
Ammonia	71	83	(12)	(14)%	169	169	—	—%
UAN(1)	470	495	(25)	(5)%	1,000	1,035	(35)	(3)%

Total	541	578	(37)	(6)%	1,169	1,204	(35)	(3)%
Average selling prices (dollars per ton)
Ammonia	$488	$631	$(143)	(23)%	$445	$644	$(199)	(31)%
UAN(1)	282	327	(45)	(14)%	269	318	(49)	(15)%
Natural gas costs/MMBtu(2)	$3.87	$3.74	$0.13	3%	$3.95	$3.58	$0.37	10%
Production volume by product (tons in thousands)
Ammonia(3)	273	280	(7)	(3)%	579	586	(7)	(1)%
UAN (32%)	482	503	(21)	(4)%	1,002	1,027	(25)	(2)%

(1)
The nitrogen content of UAN is 32% by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

Second Quarter of 2014 Compared to the Second Quarter of 2013

        Our net sales for the second quarter of 2014 were $167.5 million, a decrease of $47.9 million, or 22%, from the second quarter of 2013 net sales of $215.4 million, due to a decrease in average selling prices and lower volume.

        Strong exports of urea from China increased the nitrogen supply in the international marketplace and led to declining prices for all nitrogen products, including ammonia. Contributing to the excess supply, North American ammonia inventory levels were higher entering into 2014 as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions. Ammonia volume decreased from 83,000 tons in the second quarter of 2013 to 71,000 tons in the second quarter of 2014, but was strong over the entire spring application period which includes the first and second quarters. Favorable weather conditions and farmers' preference for ammonia versus UAN led to a strong ammonia application season that started earlier and lasted longer than the same period last year.

        The decrease in UAN selling prices was due to the general decline in nitrogen pricing, the anticipation that corn plantings would decline in 2014 from 2013 levels, plus customers' cautious buying practices and reluctance to hold inventory. UAN volume decreased slightly in the second quarter of

TERRA NITROGEN COMPANY, L.P.

2014 to 470,000 tons from 495,000 tons in the second quarter of 2013 due to the farmers' preferences for ammonia over UAN.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013	2014 vs. 2013
	(in millions, except per ton amounts)
Realized natural gas costs	$38.1	$37.7	$0.4	1%
Unrealized mark-to-market losses on natural gas derivatives	4.9	2.9	2.0	69%
Payroll related expenses	5.9	6.1	(0.2)	(3)%
Other	14.4	15.0	(0.6)	(4)%

Total cost of goods sold	$63.3	$61.7	$1.6	3%

Average cost of goods sold per ton	$117	$107	$10	9%

        The average cost of goods sold per ton increased to $117 per ton in the second quarter of 2014 from $107 per ton in the second quarter of 2013. As shown in the preceding table, the 9% increase in the average cost of goods sold per ton was due primarily to lower volume, higher realized natural gas prices and the effect of unrealized mark-to-market losses on natural gas derivatives. Realized natural gas costs increased 3% from $3.74 per MMBtu in the second quarter of 2013 to $3.87 per MMBtu in the second quarter of 2014. We recorded a $4.9 million unrealized mark-to-market loss on natural gas derivatives for the second quarter of 2014, compared to $2.9 million unrealized mark-to-market loss for the second quarter of 2013.

        Our gross margin was $104.2 million in the second quarter of 2014 compared to $153.7 million in the second quarter of 2013. Gross margin decreased compared to the prior year quarter due primarily to a decrease in average selling prices. Gross margin as a percent of net sales decreased to 62.2% during the second quarter of 2014 from 71.4% during the second quarter of 2013.

        Selling, general and administrative expenses were $4.1 million in the second quarter of 2014 compared to $4.4 million in the second quarter of 2013.

        Our net earnings were $100.1 million in the second quarter of 2014, a decrease of $49.2 million, or 33%, as compared to $149.3 million in the second quarter of 2013. Net earnings decreased primarily due to the lower gross margin.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Our net sales for the six months ended June 30, 2014 were $345.2 million, a decrease of $94.3 million, or 21%, from the six months ended June 30, 2013 net sales of $439.5 million, due primarily to a decrease in average selling prices.

        An increase in the international supply of urea due to exports by China negatively impacted the pricing of all forms of nitrogen during the period. In North America, the decrease in ammonia prices was also due to the shortened 2013 North American fall ammonia application season that resulted in higher producer inventory levels at the beginning of 2014, causing downward pressure on ammonia prices. Ammonia volume remained unchanged at 169,000 tons in both the first six months of 2014 and 2013 as good weather conditions for ammonia application and farmers' preferences for ammonia over UAN due to pricing led to strong shipments.

TERRA NITROGEN COMPANY, L.P.

        The decrease in UAN selling prices was due to the general decline in nitrogen pricing during the period and to lower demand caused by customers' cautious buying practices and reluctance to hold inventory, plus the anticipation that corn plantings would decline in 2014. UAN volume decreased slightly in the first six months of 2014 to 1,000,000 tons from 1,035,000 tons in the first six months of 2013 due to the farmers' preferences of ammonia over UAN.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013	2014 vs. 2013
	(in millions, except per ton amounts)
Realized natural gas costs	$81.5	$74.6	$6.9	9%
Unrealized mark-to-market loss (gain) on natural gas derivatives	8.9	(0.8)	9.7	N/M
Payroll related expenses	11.5	11.7	(0.2)	(2)%
Other	31.6	28.4	3.2	11%

Total cost of goods sold	$133.5	$113.9	$19.6	17%

Average cost of goods sold per ton	$114	$95	$19	20%

N/M—Not Meaningful

        The average cost of goods sold per ton increased to $114 per ton in the first six months of 2014 from $95 per ton in the first six months of 2013. As shown in the preceding table, the 20% increase in the average cost of goods sold per ton was due primarily to higher realized natural gas costs and the effect of unrealized mark-to-market losses on natural gas derivatives. Realized natural gas costs increased 10% from $3.58 per MMBtu in the first six months of 2013 to $3.95 per MMBtu in the first six months of 2014. We recorded a $8.9 million unrealized mark-to-market loss for the six months ended June 30, 2014, compared to $0.8 million unrealized mark-to-market gain for the six months ended June 30, 2013.

        Our gross margin was $211.7 million in the first six months of 2014 compared to $325.6 million in the first six months of 2013. Gross margin decreased compared to the prior year due primarily to a decrease in average selling prices and an increase in cost of goods sold due to the combination of higher natural gas prices and the impact of unrealized mark-to-market losses on natural gas derivatives in the six months ended June 30, 2014 versus gains in the prior year period. Gross margin as a percent of net sales decreased to 61.3% during the first six months of 2014 from 74.1% during the first six months of 2013.

        Selling, general and administrative expenses were $8.7 million in the first six months of 2014 compared to $9.5 million in the first six months of 2013.

        Our net earnings were $203.0 million in the first six months of 2014, a decrease of $113.1 million, or 36%, as compared to $316.1 million in the first six months of 2013. Net earnings decreased primarily due to the lower gross margin.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at June 30, 2014 was $115.9 million, an increase of $29.0 million from the balance of $86.9 million as of December 31, 2013. Our cash and cash equivalents consist primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

TERRA NITROGEN COMPANY, L.P.

        We receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$220.5	$333.1
Investing activities	(27.4)	(38.7)
Financing activities	(164.1)	(274.6)

Increase in cash and cash equivalents	$29.0	$19.8

Operating Activities

        Net cash provided by operating activities was $220.5 million for the first six months of 2014 compared to $333.1 million for the same period of 2013. The $112.6 million decrease in cash provided by operating activities in the first six months of 2014 was due primarily to the $113.1 million decrease in net earnings. Net earnings included noncash depreciation and amortization expense of $14.1 million and $11.0 million during the six months ended June 30, 2014 and 2013, respectively, and an unrealized mark-to-market loss (gain) on derivatives of $7.6 million and ($0.8) million, respectively.

Investing Activities

        Net cash used in investing activities was $27.4 million for the first six months of 2014 compared to $38.7 million in the first six months of 2013. The $11.3 million decrease in cash used in investing activities in 2014 was due primarily to a decrease in capital expenditures. Additions to property, plant and equipment were $27.4 million and $44.1 million during the six months ended June 30, 2014 and 2013, respectively.

Financing Activities

        Net cash used in financing activities was $164.1 million for the first six months of 2014 compared to $274.6 million in the first six months of 2013, and consists primarily of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to the Unaudited Consolidated Financial Statements, Note 4—Agreement of Limited Partnership.

Capital Expenditures

        Capital expenditures totaled $27.4 million during the six months ended June 30, 2014 as compared to $44.1 million during the six months ended June 30, 2013. We expect to make capital expenditures in the range of $70 to $90 million in 2014. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and

TERRA NITROGEN COMPANY, L.P.

safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.

        Approximately one-half of the projected capital expenditures relate to sustaining projects. The remaining expenditures relate to certain major projects such as an ammonia debottlenecking project, an upgrade to a plant distributed control system, the replacement of a nitric acid absorption tower, and a water treatment system upgrade. These major projects began in 2013 and are expected to be completed in 2015. Additionally, during the first quarter of 2015, we expect to initiate a turnaround of one ammonia plant and one UAN plant, which will result in approximately one-half of the complex being shut down for the duration of the turnaround, which is expected to be approximately one-month. This will result in lower production and lower sales during this period, which will reduce Available Cash for distributions to unitholders. Capital expenditures will be made in 2014 to support the 2015 turnaround project. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unit holder distributions.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2014 and 2013, we paid partnership distributions of $156.1 million and $274.6 million, respectively. The decrease in partnership distributions in 2014 as compared to 2013 is primarily due to lower operating results.

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

        On August 6, 2014, we announced a $3.11 cash distribution per common limited partnership unit, payable on August 29, 2014 to holders of record as of August 18, 2014. In the second quarter of 2014,

TERRA NITROGEN COMPANY, L.P.

we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At June 30, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2014, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        We receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The natural gas derivatives that we use are primarily natural gas fixed price swaps and options.

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

Contractual Obligations

        At June 30, 2014, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013.

TERRA NITROGEN COMPANY, L.P.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of changes in the price of natural gas which we use in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, we manage the risk of changes in natural gas prices through the use of derivative financial instruments.

        The derivative instruments that we use are primarily natural gas fixed price swaps and options. These contracts settle using NYMEX futures prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of June 30, 2014 and December 31, 2013, we had open derivative contracts for 9.5 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of June 30, 2014, would result in a favorable change in the fair value of these derivative positions of $5.2 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $5.2 million.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TERRA NITROGEN COMPANY, L.P.

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

  •
  future regulatory restrictions and requirements related to greenhouse gas emissions;

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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows, (4) Consolidated Statements of Partners' Capital and (6) the Notes to Consolidated Financial Statements*

*
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: August 7, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 7, 2014	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)