Form 10-Q
period 2014-09-30
TERRA NITROGEN CO L P /DE
filed 2014-11-06
CIK 879575

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        At the close of business on November 5, 2014 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2014	December 31, 2013
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$78.4	$86.9
Due from affiliates of the General Partner	25.3	29.0
Accounts receivable	1.0	1.0
Inventories, net	7.6	5.9
Prepaid expenses and other current assets	3.8	7.8

Total current assets	116.1	130.6
Property, plant and equipment, net	237.9	214.1
Other assets	7.9	5.1

Total assets	$361.9	$349.8

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$23.1	$27.9
Due to affiliates of the General Partner	7.8	3.7
Other current liabilities	0.7	8.0

Total current liabilities	31.6	39.6

Noncurrent liabilities	1.0	1.2
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	279.2	264.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.7	1.5
General partner's interest	48.4	43.0

Total partners' capital	329.3	309.0

Total liabilities and partners' capital	$361.9	$349.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$134.9	$128.1	$479.4	$566.8
Other income from an affiliate of the General Partner	0.1	0.1	0.4	0.5
Other income	0.1	0.2	0.5	0.6

Total	135.1	128.4	480.3	567.9
Cost of goods sold:
Materials, supplies and services	52.6	44.3	174.6	146.5
Services provided by the affiliates of the General Partner	6.4	7.3	17.9	19.0

Gross margin	76.1	76.8	287.8	402.4
Selling, general and administrative services provided by the affiliates of the General Partner	4.0	3.9	11.7	11.4
Other general and administrative expenses	0.1	0.2	1.1	2.2

Earnings from operations	72.0	72.7	275.0	388.8

Net earnings	$72.0	$72.7	$275.0	$388.8

Allocation of net earnings:
General Partner	$23.3	$25.4	$105.5	$162.2
Class B Common Units	0.7	0.7	2.7	3.8
Common Units	48.0	46.6	166.8	222.8

Net earnings	$72.0	$72.7	$275.0	$388.8

Net earnings per Common Unit	$2.60	$2.52	$9.02	$12.04

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital at December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	222.8	3.8	162.2	388.8
Distributions	(228.2)	(4.0)	(174.6)	(406.8)

Partners' capital at September 30, 2013	$232.9	$1.0	$19.9	$253.8

Partners' capital at December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	166.8	2.7	105.5	275.0
Distributions	(152.1)	(2.5)	(100.1)	(254.7)

Partners' capital at September 30, 2014	$279.2	$1.7	$48.4	$329.3

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
	(in millions)
Operating Activities
Net earnings	$275.0	$388.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.4	13.0
Unrealized loss on derivatives	4.7	0.7
Changes in operating assets and liabilities:
Accounts receivable	—	(0.6)
Inventories, net	(1.7)	0.8
Accounts payable and accrued expenses	(2.4)	9.9
Due to/from affiliates of the General Partner	6.1	(14.6)
Other assets and liabilities	(3.3)	2.0

Net cash provided by operating activities	296.8	400.0

Investing Activities
Additions to property, plant and equipment	(44.3)	(77.5)
Changes in demand deposits with affiliates of the General Partner	—	5.4

Net cash used in investing activities	(44.3)	(72.1)

Financing Activities
Partnership distributions paid	(253.0)	(406.8)
Other	(8.0)	—

Net cash used in financing activities	(261.0)	(406.8)

Decrease in cash and cash equivalents	(8.5)	(78.9)
Cash and cash equivalents at beginning of period	86.9	149.4

Cash and cash equivalents at end of period	$78.4	$70.5

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

        We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the General Partner of both TNCLP and TNLP and owns a consolidated 0.05% General Partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of September 30, 2014, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of September 30, 2014.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates and assumptions in these unaudited interim consolidated financial statements include net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, and the assumptions used in the evaluation of potential impairment of property, plant and equipment.

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

TERRA NITROGEN COMPANY, L.P.

3. New Accounting Standards

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

4. Agreement of Limited Partnership

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2014, we declared partnership distributions of $254.7 million, of which $253.0 million was paid as of September 30, 2014. The remaining $1.7 million, included in the due to affiliates of the General Partner account, is expected to be paid in the fourth quarter of 2014. During the nine months ended September 30, 2013, we declared and paid partnership distributions of $406.8 million.

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

        On November 5, 2014, we announced a $1.78 cash distribution per common limited partnership unit, payable on November 28, 2014 to holders of record as of November 17, 2014. In the third quarter

TERRA NITROGEN COMPANY, L.P.

of 2014, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

        As of September 30, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

5. Net Earnings per Common Unit

        Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$72.0	$72.7	$275.0	$388.8
Net earnings allocable to General Partner	(23.3)	(25.4)	(105.5)	(162.2)
Net earnings allocable to Class B Common Units	(0.7)	(0.7)	(2.7)	(3.8)

Net earnings allocable to Common Units	$48.0	$46.6	$166.8	$222.8

Weighted average Common Units outstanding	18.5	18.5	18.5	18.5

Net earnings per Common Unit	$2.60	$2.52	$9.02	$12.04

        There were no dilutive TNCLP units outstanding for the three and nine months ended September 30, 2014 and 2013.

TERRA NITROGEN COMPANY, L.P.

6. Inventories

        Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Materials and supplies	$1.5	$2.6
Finished goods	6.1	3.3

Total	$7.6	$5.9

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

        The derivatives we use are primarily natural gas fixed price swaps and options traded in the over-the-counter (OTC) markets. The derivative contract prices are based on NYMEX futures prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the OneOK index rather than Henry Hub. This creates a location basis differential between the derivative contract price and the physical price of natural gas. Accordingly, the prices underlying the financial derivatives we use may not exactly match the prices of physical gas we consume. The contracts are traded in months forward and settlement dates are scheduled to coincide with anticipated gas purchases during those future periods.

        The gross fair values of derivatives on our consolidated balance sheets are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	September 30, 2014	December 31, 2013
	(in millions)
Unrealized gains in other current assets	$3.8	$7.8
Unrealized losses in other current liabilities	(0.7)	—

Net unrealized derivative gains	$3.1	$7.8

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Unrealized mark-to-market gains (losses)	$1.8	$(0.9)	$(7.1)	$(0.1)
Realized gains (losses)	(3.6)	(1.2)	11.2	(0.1)

Net derivative gains (losses)	$(1.8)	$(2.1)	$4.1	$(0.2)

TERRA NITROGEN COMPANY, L.P.

        As of September 30, 2014 and December 31, 2013, we had open derivative contracts for 17.2 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2014, we used derivatives to cover approximately 90% of our natural gas consumption.

        The counterparties to our derivative contracts are multi-national commercial banks, major financial institutions and large energy companies. The derivatives are executed with several counterparties, generally under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for OTC derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:

  •
  Settlement netting generally allows the parties to net, into a single net payable or receivable, ordinary settlement obligations arising under the ISDA agreement on the same day, in the same currency, for the same types of derivative instruments, and through the same pairing of offices.

  •
  Close-out netting rights are provided in the event of a default or other termination event (as defined in the ISDA agreements), including bankruptcy. Depending on the cause of early termination, the non-defaulting party may elect to terminate all or some transactions outstanding under the ISDA agreement. The values of all terminated transactions and certain other payments under the ISDA agreement are netted, resulting in a single net close-out amount payable to or by the non-defaulting party.

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

        Most of the ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of September 30, 2014 and December 31, 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position were $0.7 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2014 and December 31, 2013, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

TERRA NITROGEN COMPANY, L.P.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2014 and December 31, 2013.

		Gross amounts not offset in consolidated balance sheets
	Gross and net amounts presented in consolidated balance sheets(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2014
Total derivative assets	$3.8	$0.7	$—	$3.1
Total derivative liabilities	0.7	0.7	—	—

Net assets	$3.1	$—	$—	$3.1

December 31, 2013
Total derivative assets	$7.8	$—	$—	$7.8
Total derivative liabilities	—	—	—	—

Net assets	$7.8	$—	$—	$7.8

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of September 30, 2014 and December 31, 2013.

	Balances as of September 30, 2014
	Total Fair Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$78.4	$78.4	$—	$—
Unrealized gains on natural gas derivatives	3.8	—	3.8	—

Total assets at fair value	$82.2	$78.4	$3.8	$—

Unrealized losses on natural gas derivatives	(0.7)	—	(0.7)	—

Total liabilities at fair value	$(0.7)	$—	$(0.7)	$—

TERRA NITROGEN COMPANY, L.P.

	Balances as of December 31, 2013
	Total Fair Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$86.9	$86.9	$—	$—
Unrealized gains on natural gas derivatives	7.8	—	7.8	—

Total assets at fair value	$94.7	$86.9	$7.8	$—

        Following is a summary of the valuation methodologies for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        As of September 30, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

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

9. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Land	$1.6	$1.6
Building and improvements	8.1	8.1
Plant and equipment	379.2	375.6
Construction in progress	106.3	71.5

	495.2	456.8
Less: Accumulated depreciation and amortization	257.3	242.7

	$237.9	$214.1

        Plant turnarounds—scheduled inspections, replacements and overhauls of plant and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures

TERRA NITROGEN COMPANY, L.P.

related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Nine months ended September 30,
	2014	2013
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$22.7	$2.6
Additions	0.3	18.1
Depreciation	(4.7)	(3.0)

Ending balance	$18.3	$17.7

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

Directly Incurred Charges

        Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee related benefits directly charged to us for the three and nine months ended September 30, 2014 were $6.4 million and $17.9 million, respectively, and for the three and nine months ended September 30, 2013 were $7.3 million and $19.0 million, respectively. We report these expenses as services provided by the General Partner and affiliates of the General Partner in cost of goods sold.

TERRA NITROGEN COMPANY, L.P.

Allocated Charges

        CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and nine months ended September 30, 2014 were $4.0 million and $11.7 million, respectively, and for the three and nine months ended September 30, 2013 were $3.9 million and $11.4 million, respectively. We report these expenses as selling, general and administrative services provided by the affiliates of the General Partner.

Demand Deposits with and Amounts Due to/from Affiliates of the General Partner

        We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us. As of September 30, 2014 and December 31, 2013, we had a net balance due from affiliates of the General Partner of $17.5 million and $25.3 million, respectively.

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

Leases

        We entered into an amended and restated lease with an affiliate of the General Partner under which the ammonia assets at our Blair terminal are leased by the affiliate. The lease is effective for a five-year term ending on December 31, 2018, and the affiliate of the General Partner has options to renew for three additional five-year terms. The quarterly lease payment is $100,000, subject to an annual inflation adjustment, and additional rent will be paid equal to all costs, expenses, and obligations incurred by the affiliate of the General Partner related to the use, occupancy and operation of the facilities.

        We also have leased certain of our rail cars to an affiliate of the General Partner for quarterly market-based rental payments of $3,600 per car. This lease was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.

        We received rental income for the three months ended September 30, 2014 and 2013 of $0.1 million and for the nine months ended September 30, 2014 and 2013 of $0.4 million and $0.5 million, respectively.

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

Dependence on CF Industries

        We are dependent on CF Industries for our success in a number of respects. An affiliate of CF Industries is obligated to take all of the production from our Verdigris manufacturing complex and affiliates of CF Industries provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to Unaudited Consolidated Financial Statements, Note 10—Related Party Transactions.

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

        TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with the General Partner, see Notes to Unaudited Consolidated Financial Statements, Note 10—Related Party Transactions.

Results of Operations

Consolidated Results

        We reported net earnings of $72.0 million for the three months ended September 30, 2014 on net sales of $135.1 million, compared with net earnings of $72.7 million for the three months ended September 30, 2013 on net sales of $128.4 million. Net earnings per common unit for the three months ended September 30, 2014, were $2.60 compared with $2.52 for the three months ended September 30, 2013.

        We reported net earnings of $275.0 million for the nine months ended September 30, 2014 on net sales of $480.3 million, compared with net earnings of $388.8 million for the nine months ended September 30, 2013 on net sales of $567.9 million. Net earnings per common unit for the nine months ended September 30, 2014, were $9.02 compared with $12.04 for the nine months ended September 30, 2013.

TERRA NITROGEN COMPANY, L.P.

        The following table shows our results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	(dollar in millions, except per unit and per ton amounts)
Net sales	$135.1	$128.4	$6.7	5%	$480.3	$567.9	$(87.6)	(15)%
Cost of goods sold	59.0	51.6	7.4	14%	192.5	165.5	27.0	16%

Gross margin	76.1	76.8	(0.7)	(1)%	287.8	402.4	(114.6)	(28)%
Gross margin percentage	56.3%	59.8%	(3.5)%		59.9%	70.9%	(11.0)%
Selling, general and administrative expenses	4.1	4.1	—	—%	12.8	13.6	(0.8)	(6)%

Operating earnings	72.0	72.7	(0.7)	(1)%	275.0	388.8	(113.8)	(29)%

Net earnings	$72.0	$72.7	$(0.7)	(1)%	$275.0	$388.8	$(113.8)	(29)%

Net earnings allocable to
Common Units	$48.0	$46.6	$1.4	3%	$166.8	$222.8	$(56.0)	(25)%
Net earnings per Common Unit	$2.60	$2.52	$0.08	3%	$9.02	$12.04	$(3.02)	(25)%
Sales volume (tons in thousands)
Ammonia	69	56	13	23%	238	225	13	6%
UAN(1)	427	400	27	7%	1,427	1,435	(8)	(1)%

Total	496	456	40	9%	1,665	1,660	5	—%
Average selling prices (dollars per ton)
Ammonia	$445	$479	$(34)	(7)%	$445	$603	$(158)	(26)%
UAN(1)	$242	$253	$(11)	(4)%	$261	$300	$(39)	(13)%
Natural gas costs/MMBtu(2)	$4.29	$3.62	$0.67	19%	$4.06	$3.59	$0.47	13%
Production volume by product (tons in thousands)
Ammonia(3)	253	213	40	19%	832	799	33	4%
UAN (32%)	410	385	25	6%	1,412	1,412	—	—%

(1)
The nitrogen content of UAN is 32% by weight.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

Third Quarter of 2014 Compared to the Third Quarter of 2013

        Our net sales for the third quarter of 2014 were $135.1 million, an increase of $6.7 million, or 5%, from the third quarter of 2013 net sales of $128.4 million, due to an increase in sales volume for both ammonia and UAN, partially offset by decreases in average selling prices for both products.

        Ammonia selling prices declined by 7% to $445 per ton in the third quarter of 2014. The decrease in ammonia selling prices was due to competition from other forms of nitrogen, in particular urea imported from China. Ammonia volume increased from 56,000 tons in the third quarter of 2013 to 69,000 tons in the third quarter of 2014 due to increased production compared to 2013 when the complex had lower production due to a planned turnaround, which was partially offset by unplanned production outages in the 2014 period.

        UAN selling prices declined by 4% to $242 per ton in the third quarter of 2014. The decrease in UAN selling prices was due to the general decline in nitrogen pricing and lower in-season demand compared to the previous year quarter. UAN volume increased in the third quarter of 2014 to 427,000 tons from 400,000 tons in the third quarter of 2013 due to the impact of plant turnaround activity causing a decreased production level in 2013, which was partially offset by unplanned production outages in the 2014 period.

TERRA NITROGEN COMPANY, L.P.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013	2014 vs. 2013
	(dollar in millions, except per ton amounts)
Realized natural gas costs	$40.1	$28.8	$11.3	39%
Unrealized mark-to-market (gain) loss on natural gas derivatives	(1.8)	0.9	(2.7)	NM
Payroll related expenses	6.4	7.3	(0.9)	(12)%
Other	14.3	14.6	(0.3)	(2)%

Total cost of goods sold	$59.0	$51.6	$7.4	14%

Average cost of goods sold per ton	$119	$113	$6	5%

NM—Not Meaningful

        The average cost of goods sold per ton increased to $119 per ton in the third quarter of 2014 from $113 per ton in the third quarter of 2013. The 5% increase in the average cost of goods sold per ton was due primarily to higher realized natural gas prices partially offset by the effect of an unrealized net mark-to-market gain on natural gas derivatives. Realized natural gas costs increased 19% from $3.62 per MMBtu in the third quarter of 2013 to $4.29 per MMBtu in the third quarter of 2014. We recorded a $1.8 million unrealized net mark-to-market gain on natural gas derivatives for the third quarter of 2014, compared to $0.9 million unrealized net mark-to-market loss for the third quarter of 2013.

        Our gross margin was $76.1 million in the third quarter of 2014 compared to $76.8 million in the third quarter of 2013. The gross margin in the third quarter of 2014 declined 1% from the same quarter of 2013 as lower average selling prices were partially offset by higher sales volume. Gross margin as a percentage of net sales decreased to 56.3% during the third quarter of 2014 from 59.8% during the third quarter of 2013.

        Total selling, general and administrative expenses were $4.1 million in both the third quarter of 2014 and the third quarter of 2013.

        Our net earnings were $72.0 million in the third quarter of 2014, a decrease of $0.7 million, or 1%, as compared to $72.7 million in the third quarter of 2013. Net earnings decreased primarily due to the lower gross margin.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Our net sales for the nine months ended September 30, 2014 were $480.3 million, a decrease of $87.6 million, or 15%, from the nine months ended September 30, 2013 net sales of $567.9 million, due primarily to a decrease in average selling prices.

        Ammonia selling prices declined by 26% to $445 per ton in the first nine months of 2014. An increase in the international supply of urea due to exports by China negatively impacted the pricing of all forms of nitrogen during the nine-month period. In North America, the decrease in ammonia prices was also due to higher producer inventory levels at the beginning of 2014 due to a shortened 2013 ammonia season, causing downward pressure on ammonia prices. Ammonia sales volume increased in the first nine months of 2014 to 238,000 tons from 225,000 tons in the first nine months of 2013 as

TERRA NITROGEN COMPANY, L.P.

favorable weather conditions for ammonia application and farmers' preferences for ammonia over UAN due to pricing led to strong shipments.

        UAN selling prices declined by 13% to $261 per ton in the first nine months of 2014. The decrease in UAN selling prices was due to the general decline in nitrogen pricing during the nine-month period and to lower demand caused by customers' cautious buying practices and reluctance to hold inventory. UAN volume decreased in the first nine months of 2014 to 1,427,000 tons from 1,435,000 tons in the first nine months of 2013.

        The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013	2014 vs. 2013
	(dollar in millions, except per ton amounts)
Realized natural gas costs	$121.6	$103.4	$18.2	18%
Unrealized mark-to-market losses on natural gas derivatives	7.1	0.1	7.0	NM
Payroll related expenses	17.9	19.0	(1.1)	(6)%
Other	45.9	43.0	2.9	7%

Total cost of goods sold	$192.5	$165.5	$27.0	16%

Average cost of goods sold per ton	$116	$100	$16	16%

NM—Not Meaningful

        The average cost of goods sold per ton increased to $116 per ton in the first nine months of 2014 from $100 per ton in the first nine months of 2013. The 16% increase in the average cost of goods sold per ton was due primarily to higher realized natural gas costs and the effect of unrealized net mark-to-market losses on natural gas derivatives. Realized natural gas costs increased 13% from $3.59 per MMBtu in the first nine months of 2013 to $4.06 per MMBtu in the first nine months of 2014. We recorded a $7.1 million unrealized net mark-to-market loss for the nine months ended September 30, 2014, compared to $0.1 million unrealized net mark-to-market loss for the nine months ended September 30, 2013.

        Our gross margin was $287.8 million in the first nine months of 2014 compared to $402.4 million in the first nine months of 2013. Gross margin decreased compared to the prior year due primarily to a decrease in average selling prices and an increase in cost of goods sold due to the combination of higher natural gas prices and the impact of unrealized net mark-to-market losses on natural gas derivatives. Gross margin as a percentage of net sales decreased to 59.9% during the first nine months of 2014 from 70.9% during the first nine months of 2013.

        Selling, general and administrative expenses were $12.8 million in the first nine months of 2014 compared to $13.6 million in the first nine months of 2013.

        Our net earnings were $275.0 million in the first nine months of 2014, a decrease of $113.8 million, or 29%, as compared to $388.8 million in the first nine months of 2013. Net earnings decreased primarily due to the lower gross margin.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources

        Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance at September 30, 2014 was $78.4 million, a decrease of $8.5 million from the balance of $86.9 million as of December 31, 2013. Our cash and cash equivalents consist primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

        We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$296.8	$400.0
Investing activities	(44.3)	(72.1)
Financing activities	(261.0)	(406.8)

Decrease in cash and cash equivalents	$(8.5)	$(78.9)

Operating Activities

        Net cash provided by operating activities was $296.8 million for the first nine months of 2014 compared to $400.0 million for the same period of 2013. The $103.2 million decrease was due primarily to the $113.8 million decrease in net earnings. Net earnings included depreciation and amortization expense of $18.4 million and $13.0 million during the nine months ended September 30, 2014 and 2013, respectively, and an unrealized net mark-to-market loss on derivatives of $4.7 million and $0.7 million, respectively.

Investing Activities

        Net cash used in investing activities was $44.3 million for the first nine months of 2014 compared to $72.1 million in the first nine months of 2013. The $27.8 million decrease in cash used in investing activities in 2014 was due primarily to higher capital expenditures in 2013 due to certain large capital projects and the plant turnaround. Additions to property, plant and equipment were $44.3 million and $77.5 million during the nine months ended September 30, 2014 and 2013, respectively. See further discussion below under "Capital Expenditures."

Financing Activities

        Net cash used in financing activities was $261.0 million for the first nine months of 2014 compared to $406.8 million in the first nine months of 2013, and consists primarily of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to Unaudited Consolidated Financial Statements, Note 4—Agreement of Limited Partnership.

TERRA NITROGEN COMPANY, L.P.

Capital Expenditures

        Capital expenditures totaled $44.3 million during the nine months ended September 30, 2014 as compared to $77.5 million during the nine months ended September 30, 2013. We expect to make capital expenditures in the range of $70 million to $80 million in 2014. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.

        Approximately one-half of the total projected capital expenditures in 2014 relate to sustaining projects. The remaining expenditures relate to certain major projects such as an ammonia debottlenecking project, an upgrade to a plant distributed control system, the replacement of a nitric acid absorption tower, and a water treatment system upgrade. These major projects began in 2013 and are expected to be completed in 2015. Additionally, during the first quarter of 2015, we expect to initiate a turnaround of one ammonia plant and one UAN plant, which will result in approximately one-half of the complex being shut down for the duration of the turnaround, which is expected to be approximately one-month. This will result in lower production and lower sales during this period, which will reduce Available Cash for distributions to unitholders. Certain capital expenditures made throughout 2014 will support the 2015 turnaround project. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unit holder distributions.

General Partner

        The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors.

Partnership Distributions

        We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2014, we declared partnership distributions of $254.7 million, of which $253.0 million was paid as of September 30, 2014. The remaining $1.7 million, included in the due to affiliates of the General Partner account, is expected to be paid in the fourth quarter of 2014. During the nine months ended September 30, 2013, we declared and paid partnership distributions of $406.8 million.

        We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975% to common and Class B common unitholders and 0.025% to our General Partner except when cumulative

TERRA NITROGEN COMPANY, L.P.

distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, our General Partner is entitled to receive Incentive Distribution Rights.

        On November 5, 2014, we announced a $1.78 cash distribution per common limited partnership unit, payable on November 28, 2014 to holders of record as of November 17, 2014. In the third quarter of 2014, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units

        At September 30, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2014, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Cash Transactions with Affiliates

        We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and creditor to us.

Derivatives

        We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The derivatives that we use are primarily natural gas fixed price swaps and options.

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

TERRA NITROGEN COMPANY, L.P.

multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

Contractual Obligations

        At September 30, 2014, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        As of September 30, 2014 and December 31, 2013, we had open derivative contracts for 17.2 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of September 30, 2014, would result in a favorable change in the fair value of these derivative positions of $10.9 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $7.9 million.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  •
  the cyclical nature of our business and the agricultural sector;

  •
  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

  •
  conditions in the U.S. agricultural industry;

  •
  the volatility of natural gas prices in North America;

  •
  reliance on third party providers of transportation services and equipment;

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

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 27 of this report.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: November 6, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 6, 2014	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements