Form 10-K
period 2014-12-31
TERRA NITROGEN CO L P /DE
filed 2015-02-26
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission file number 033-43007
TERRA NITROGEN COMPANY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1389684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Parkway North, Suite 400 Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (847) 405-2400
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests Evidenced by Depositary Receipts	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒
The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $665,684,948.
The number of common units, without par value, outstanding as of February 25, 2015 was 18,501,576.

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests consist of common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2014, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2014.
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
For the year ended December 31, 2014, we sold 2.3 million tons of nitrogen fertilizers, recognized net sales of $648.3 million and generated net earnings of $370.0 million. Additional financial information about our business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
We make available free of charge through CF Industries' Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines and charters for the Audit Committee and Corporate Governance and Nominating Committee of our Board of Directors are also available on CF Industries' Internet website. We will provide electronic or paper copies of these documents free of charge upon written request delivered to our principal executive offices at the address below. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015.

TERRA NITROGEN COMPANY, L.P.

Product Tons and Nutrient Tons
Unless otherwise stated, we measure our production and sales volume in this Annual Report on Form 10-K in product tons, which represents the weight of the product measured in short tons (one short ton is equal to 2,000 pounds).
We also provide certain supplementary volume information measured in nutrient tons.  Nutrient tons represent the weight of the product’s nitrogen content, which varies by product.  Ammonia represents 82% nitrogen content and UAN product tons assume a 32% nitrogen content basis.
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
Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect product used internally in the manufacture of other products (for example, in 2014 we used approximately 0.8 million tons of ammonia in the production of UAN).

	2014		2013		2012
	Tons	Sales	Tons	Sales	Tons	Sales
	(tons in thousands; sales dollars in millions)
Nitrogen Fertilizer Products
Ammonia	331	$150.7	319	$177.6	371	$204.3
UAN	1,937	494.4	1,944	555.8	1,999	571.2
Our gross margin was $386.7 million, $519.8 million and $577.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Our Facilities
Our sole production facility, in Verdigris, Oklahoma, is the second largest UAN production facility in North America. It has two ammonia plants, two nitric acid plants and two UAN plants, providing us with some flexibility to adjust our product mix between ammonia and UAN. It has the annual capacity to produce approximately 1.2 million tons of ammonia (most of which is upgraded to UAN) and 2.0 million tons of UAN. The Verdigris facility represents approximately 6% of North American ammonia capacity and 14% of North American UAN capacity.
The following table summarizes our nitrogen fertilizer production volume for the last three years.

	2014	2013	2012
	(tons in thousands)
Ammonia(1)	1,147	1,104	1,198
UAN (32%)	1,942	1,928	2,011
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded to UAN.
Our Verdigris location is well suited to serve the midwestern U.S. corn belt. Verdigris is strategically located on approximately 800 acres near Tulsa's Port of Catoosa on the Verdigris River. We lease a port terminal from the Tulsa-Rodgers County Port Authority, which provides access to transport fertilizer by way of river barges. In addition, Verdigris is located on the Burlington Northern Santa Fe railroad, providing access to rail transport. We also have access to a 1,100-mile ammonia pipeline. The complex has on-site storage for 60,000 tons of ammonia and 49,100 tons of UAN, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production.
In 2013, we began construction of an additional on-site storage tank with maximum capacity of 50,000 tons of UAN. We expect to complete this project by mid-2015. Planned capital expenditures and plant turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in the cost, changes in scope and completion time,

TERRA NITROGEN COMPANY, L.P.

performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures also reduce the Available Cash for unit holder distributions.
Customers
We sell all of the fertilizer products that we produce to an affiliate of the General Partner, making it our only customer.
Raw Materials
Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2014, natural gas accounted for approximately 63% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our Verdigris facility has access to abundant, competitively-priced natural gas through a transportation arrangement connecting it to ONEOK Gas Transportation, L.L.C.'s intrastate pipeline system.
In 2014, our Verdigris facility consumed approximately 41 million MMBtus of natural gas. We purchase natural gas from a variety of suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Notes to the Consolidated Financial Statements, Note 7—Derivative Financial Instruments.
Distribution
Our production facility in Verdigris is located near the agricultural areas of the central United States, and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has access to an ammonia pipeline to transport product to high demand regions. We sell all of the nitrogen fertilizer products that we produce to an affiliate of the General Partner.
Competition
The market for nitrogen fertilizer products is global and intensely competitive. Competition in the nitrogen fertilizer market is based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers. Agrium Inc., Koch Nitrogen Company, CVR Partners, LP, LSB Industries, Inc. and CF Industries are all large North American-based producers of nitrogen fertilizer products. There is also significant competition from product sourced from other regions of the world, including some with lower natural gas or other feedstock costs. We estimate that approximately 42% of nitrogen fertilizer products used in the United States in 2014 were supplied by manufacturers outside of North America.
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
Environmental and Other Regulatory Matters
We are subject to numerous environmental, health and safety laws and regulations, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state and local statutes. Violations can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.
Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the Partnership's acquisition of these facilities.

TERRA NITROGEN COMPANY, L.P.

Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2014 totaled approximately $3.9 million. In 2015, we estimate that we will spend approximately $5.5 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Legislation and Regulation of Greenhouse Gases
We are subject to greenhouse gas (GHG) regulations. The United States Environmental Protection Agency (EPA) has issued federal GHG regulations that impact our facilities, including a mandatory GHG reporting rule that required us to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule), which rule would have subjected certain large sources of GHG emissions to air permitting requirements solely because of their emissions of GHGs. In Utility Air Regulatory Group v. EPA, 134 S. Ct. 2427 (2014), the Supreme Court concluded that the Clean Air Act could not be interpreted to require sources to be subject to these permit programs solely because of their GHG emissions. However, the Court also held that GHG emissions could be regulated at a facility that would otherwise be required to obtain a PSD permit (to construct or modify a facility) due to the facility's emissions of other regulated air pollutants. Regulation of GHG emissions pursuant to the PSD program could subject new capital projects to additional permitting requirements that may result in increased costs or delays in completing such projects. Because we hold a Title V permit due to our emissions of conventional pollutants, we will be required to include any GHG regulatory requirements emissions in our future Title V air permit applications.
There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry and us due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
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
Our manufacturing operations, located at a single site in Verdigris, Oklahoma, are subject to significant operating hazards and interruptions. Any significant curtailment of production at one or more of our production units could result in materially reduced revenues and cash flows for the duration of any shutdown. Operations at our manufacturing facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as unscheduled maintenance or catastrophic events like a major accident or fire, damage by severe weather or other natural disaster or sabotage or terrorist incidents. The manufacturing operations at our facility could also be subject to interruption if our ammonia storage facilities were to be removed from service due to damage from an accident or natural disaster or sabotage or terrorist incidents, or due to problems discovered during inspections associated with long-term maintenance or safety requirements.
Our business is dependent on North American natural gas, the prices of which are subject to volatility.
Natural gas is the principal raw material used to produce nitrogen fertilizers and comprises a significant portion of the total cost of our products. The price of natural gas in North America has been volatile in recent years. During 2014, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a high of $7.94 per MMBtu on March 5, 2014 and a low of $2.75 per MMBtu on December 26, 2014.
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
North American natural gas prices have declined over the last several years in response to increased supply from the development of natural gas production from shale formations. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or increase its cost or by a reduction in liquids exploration and development prompted by lower oil prices and resulting in production of less associated gas. If this were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Because our products are global commodities, we may not be able to pass along higher operating costs in the form of higher product prices. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) for quantities that are not hedged or for which the cost increase cannot be recovered through an increase in the price of related nitrogen products could result in reduced profit margins, lower production, lower cash flow and lower cash distributions to unitholders. Production rates at our Verdigris facility have previously been reduced in response to high natural gas prices and such reductions could occur again in the future.
Our business is cyclical, resulting in periods of industry oversupply during which our financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders tend to be negatively affected.
Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by planted acreage and application rates, driven by population growth, changes in dietary habits and non-food usage of crops, such as the production of ethanol and other biofuels, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply and affect the supply demand balance.

TERRA NITROGEN COMPANY, L.P.

Periods of high demand, high capacity utilization and increasing operating margins tend to result in investment in production capacity, which may cause supply to exceed demand and selling prices and capacity utilization to decline. Future growth in demand for fertilizer may not be sufficient to absorb excess industry capacity.
During periods of industry oversupply, our financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production.
Our products are global commodities and we face intense global competition from other fertilizer producers.
We are subject to intense price competition from both domestic and foreign sources. Most fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities.
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
China, the world's largest producer and consumer of nitrogen fertilizers, is expected to continue expanding its nitrogen fertilizer production capacity in the medium term. If Chinese policy encourages exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to eliminate the renewable fuel mandate, which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. In December 2014, the EPA announced that the final ruling of the renewable fuels volumes required for calendar year 2014 would not be finalized in 2014 and would be made prior to or in conjunction with action on the standards applicable for calendar year 2015.
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Any reduction in the demand of chemical fertilizer products, including any limitation on the use and application of chemical fertilizer, could affect the demand of our products, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our operations are dependent upon raw materials provided by third parties, and any delay or disruption in the delivery may adversely affect our business.
We use natural gas in the manufacture of fertilizers. We purchase the natural gas from third party suppliers and it is transported by pipeline to our facility by third party transportation providers or through the use of facilities owned by third parties. Any delays or interruptions in the delivery of natural gas, including those caused by capacity constraints, leaks,

TERRA NITROGEN COMPANY, L.P.

ruptures, severe weather or natural disasters, unscheduled downtime, labor difficulties, deliberate sabotage and terrorist incidents, or mechanical failures, could have a material adverse effect on our business, financial condition, results of operations and cash distributions to unit holders.
Transportation and distribution activities rely on third party providers. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on railroad, truck, pipeline, and river barge companies to transport raw materials to our manufacturing complex and to deliver finished products into CF Industries' distribution system and to CF Industries' customers. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, roadbed, river locks, and other equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced recent periodic service slowdowns due to capacity constraints in their systems which impact the shipping times of our products.
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
The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia that is transported to and from our facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect operating expenses and potentially the ability to transport anhydrous ammonia and increase the liability for releases of anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products. Increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business. Therefore, our insurance coverage may not adequately cover our losses.
Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities.
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
The information management systems that we use are those provided by CF Industries, while we own the computer control systems that operate our plants. As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on management information systems and computer control systems. Business and supply chain disruptions, plant and utility outages and information technology system and network disruptions due to cyber attacks could seriously harm our operations and materially adversely affect our operating results. Cyber security risks include attacks on information technology and infrastructure by hackers, damage or loss of information due to viruses, the unintended disclosure of confidential information, the misuse or loss of control over computer control systems, and breaches due to employee error. Our exposure to cyber security risks includes exposure through third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our systems and information from being vulnerable to cyber attacks. We believe these measures and procedures are appropriate. To date, we have not experienced any material impact from cyber security events. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks. Compromises to our information and control systems could have severe financial and other business implications.
Adverse weather conditions may decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations.
Weather conditions that delay or disrupt field work during the planting and growing seasons may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following growing season, resulting in lower demand for our products.
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
Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the demand for natural gas for residential and industrial use which can increase the costs and/or decrease the availability of natural gas. In addition, adverse weather events such as very low temperatures leading to well freeze-offs or hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.
We are subject to numerous environmental, health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.
We are subject to numerous environmental and health and safety laws and regulations in the United States, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substances releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.
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
Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material

TERRA NITROGEN COMPANY, L.P.

adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the Verdigris facility and on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
We are subject to greenhouse gas (GHG) regulations. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us, because our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
Our operating results fluctuate due to seasonality.
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring planting season.
As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. In addition, as a consequence of our seasonality, our distributions can be volatile, thus, affecting our liquidity and our available cash for distributions to unitholders, and will vary quarterly and annually.
Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.
We often utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen based fertilizers. We have used fixed-price, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges.
Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives that do not qualify for, or to which we do not apply hedge accounting. To the extent that our derivative positions lose value, we may be required to post collateral with our counterparties, adversely affecting our liquidity and our ability to pay cash distributions to unitholders.
Hedging arrangements are imperfect and, therefore, unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are multi-national commercial banks, major financial institutions and large energy companies. We monitor the derivative portfolio and credit quality of our

TERRA NITROGEN COMPANY, L.P.

counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements. However, our liquidity and cash available for distributions to unitholders could be negatively impacted by a counterparty default on settlement of one or more of our derivative instruments.
Our limited access to capital in a time of need could materially adversely impact our business.
We invest capital in our business to comply with environmental, health and safety regulations and policies, maintain our manufacturing assets, improve our production capabilities and capitalize on growth opportunities. The primary source of capital invested in our business is cash from operations. In the event that cash generated from operations is insufficient to fund capital investments, we would need to obtain additional funding in the form of loans or equity. Our ability to obtain such funding would be determined by market conditions at the time of the capital need. Our partnership structure and our reliance on a single manufacturing facility in Verdigris, Oklahoma could impede our ability to obtain such capital, which could materially adversely impact our business, financial condition, results of operations, liquidity and ability to pay cash distributions to unitholders.
Acts of terrorism and regulations to combat terrorism could negatively affect our business.
Like other companies with major industrial facilities, we may be the target of terrorist activities. Our Verdigris facility stores significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins.
We are dependent on CF Industries and its employees for the success of our business.
We are dependent on CF Industries for our success in a number of respects. CF Industries, through a subsidiary, purchases all of the production from our manufacturing facility and, together with its affiliates, provides certain services to us, including staffing, benefits, human resources administration, production planning, manufacturing management, procurement, logistics, accounting, legal, risk management, investor relations and other general and administrative services. CF Industries and its wholly-owned subsidiaries have debt and debt service requirements and we currently do not. Although CF Industries is affected by most of the factors that affect us, a higher level of debt could put CF Industries at greater risk than us in the event business conditions deteriorate materially. Our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders might be adversely affected by financial difficulties at CF Industries, including default by CF Industries or its subsidiaries on their debt or their bankruptcy. Information regarding CF Industries can be obtained in the various filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could affect the ability of CF Industries' customers and their customers to obtain sufficient credit to support their operations and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to CF Industries' customers' reluctance to replenish inventories. The overall impact of a global economic downturn on us is difficult to predict, and our business could be materially adversely affected.
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

TERRA NITROGEN COMPANY, L.P.

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
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect the General Partner or the General Partner's board of directors on an annual or other continuing basis. The board of directors of the General Partner, including the independent directors, is chosen entirely by CF Industries as the indirect owner of the General Partner and not by our common unitholders. Unlike publicly-traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of shareholders. Furthermore, even if our unitholders are dissatisfied with the performance of the General Partner, the General Partner may only be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by the General Partner and its affiliates (including CF Industries), voting together as a single class. As a result, given that the General Partner and its affiliates own approximately 75.3% of our outstanding common units, holders of our publicly-traded common units are not able to remove the General Partner under any circumstances.
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

•
the fact that all executive officers of the General Partner, and the majority of the directors of the General Partner, also serve as directors and/or executive officers of CF Industries. Such executive officers, including our chief executive officer, chief financial officer and senior vice presidents, divide their time between our business and the business of CF Industries. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or CF Industries.

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

TERRA NITROGEN COMPANY, L.P.

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
The agreement of limited partnership does not prohibit CF Industries and its affiliates, other than TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in any businesses which could compete with our business. In addition, CF Industries may acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.
As a publicly-traded partnership we qualify for, and are relying on, certain exemptions from the corporate governance requirements of the New York Stock Exchange (NYSE).
As a publicly-traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE's corporate governance requirements, including:

•	the requirement that a majority of the board of directors of the General Partner consist of independent directors; and

•	the requirement that the board of directors of the General Partner have a compensation committee that is composed entirely of independent directors.
As a result of these exemptions, the General Partner's board of directors is not comprised of a majority of independent directors, and the General Partner's board of directors did not establish a compensation committee. Accordingly, unitholders do not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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

TERRA NITROGEN COMPANY, L.P.

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
In the event that (i) we make distributions to our unitholders when our nonrecourse liabilities exceed the sum of (a) the fair market value of our assets not subject to recourse liability and (b) the excess of the fair market value of our assets subject to recourse liability over such liability, or a distribution causes such a result, and (ii) a unitholder knows at the time of the distribution of such circumstances, such unitholder will be liable for a period of three years from the time of the impermissible distribution to repay the distribution under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act").
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

TERRA NITROGEN COMPANY, L.P.

If TNCLP were to be treated as a corporation in any taxable year, its income, gains, losses, deductions and credits would be reflected on its tax return rather than being passed through to unitholders, and its net income would be taxed at corporate rates. In addition, distributions made to unitholders would be treated as dividend income, to the extent of current and accumulated earnings and profits, and in the absence of earnings and profits, as a nontaxable return of capital (to the extent of a unitholder's basis in his units) or as capital gain (after a unitholder's basis in his units has been reduced to zero). Furthermore, losses realized by TNCLP would not flow through to unitholders.
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
The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time members of the U.S. Congress have proposed substantive changes to the existing U.S. federal income tax laws that would have affected the tax treatment of certain publicly-traded partnerships. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will ultimately be enacted, any such changes could negatively impact the value of an investment in our units.
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
We prorate our items of income and loss between transferors and transferees of our units each month based upon the ownership of our units as of the close of business on the last day of the preceding month instead of the date a particular unit is transferred. As a result of this monthly allocation, a unitholder transferring units may be allocated income, gain, loss, deduction and credit recognized after the transfer. The use of these proration methods may not be permitted under existing Treasury Regulations promulgated under the Code ("Treasury Regulations"). If the Service were to challenge this method or new Treasury Regulations regarding allocation methods were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

TERRA NITROGEN COMPANY, L.P.

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
Investment in our common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, substantially all of our income allocated to organizations exempt from U.S. federal income tax, including IRA's, pension plans and other retirement plans and arrangements, will constitute unrelated business taxable income and may be taxable to such unitholders. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or non-U.S. person should consult its tax advisor before investing in our units. Any tax-exempt entity or non-U.S. person who currently holds our units should consult with their own tax advisor as to the U.S. federal and state tax consequences of their holding of our units, including the taxability of income and/or distributions to them.
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
TNCLP and the Operating Partnership will be considered to have constructively terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in TNCLP capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Because CF Industries currently owns approximately 75.3% of the outstanding common units of TNCLP, a sale or exchange of all or a substantial portion of CF Industries' interests in TNCLP (including sales or transfers to affiliates of CF Industries), when combined with trading in the open market, may constitute a sale or exchange of 50% or more of the total interest in TNCLP. A constructive termination would, among other things, result in the closing of the TNCLP's taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of a tax year of TNCLP may also result in more than twelve months of our taxable income or loss being included in such unitholder's taxable income for the year of termination. Termination could also subject us to penalties if we are unable to determine that a termination occurred and therefore failed to make necessary elections in a timely manner.
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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, imposed by the various jurisdictions in which we conduct business or are otherwise deemed to be taxable now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders may be required to file state income tax returns

TERRA NITROGEN COMPANY, L.P.

and pay state income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with such requirements.
Income allocated to our common unitholders may be subject to the 3.8% Health Care Surtax.
Beginning in 2013, for federal income tax purposes, certain investment income earned by unitholders has become subject to an additional 3.8% surtax enacted as part of the Health Care and Education Reconciliation Act of 2010 (the "Health Care Surtax"). Unitholders will need to take into consideration the Health Care Surtax for estimated tax purposes, as well as in the filing of their income tax returns. Gross income from a passive activity, or a trade or business of trading in financial instruments or commodities can be subject to the Health Care Surtax. A "passive activity" is defined to be a trade or business in which the taxpayer does not "materially" participate. This category could include net business income from Master Limited Partnerships (MLPs) such as the Company. Investors in our common units are encouraged to consult their tax advisors as to the applicability of the Health Care Surtax to their particular tax situation.
K-1 Reporting Information is dependent upon proper reporting of purchases and sales by unitholders, their representatives and/or their brokers to TNCLP.
Under applicable federal law, we are permitted and do rely on brokerage firms, investor representatives and investors to report sales and dispositions of TNCLP units to us. This information forms the basis of our tax reporting to unitholders. If an investor (or their broker) fails to timely report a purchase or disposition of a unitholder’s interest in TNCLP, the investor will receive an inaccurate Form K-1. The failure to properly report a disposition of a unitholder’s interest does not mean that a unitholder is a continuing unitholder in TNCLP, rather it means that the investor, their representative or their broker have failed to meet its reporting obligations to us. We accept no responsibility for the failure of unitholders, their representatives or their brokers to comply with their reporting obligations to us.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Such factors include, among others:

•	risks related to our reliance on one production facility;

•	the volatility of natural gas prices in North America;

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. agricultural industry;

•	difficulties in securing the delivery, or delays or interruptions in the delivery of raw materials such as natural gas;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	potential liabilities and expenditures related to environmental and health and safety laws and regulations;

•	future regulatory restrictions and requirements related to GHG emissions or other environmental requirements;

•	our inability to predict seasonal demand for our products accurately;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	limited access to capital;

•	acts of terrorism and regulations to combat terrorism;

•	risks related to our dependence on and relationships with CF Industries;

•	deterioration of global market and economic conditions;

•	risks related to our partnership structure and control of the General Partner by CF Industries;

•	the conflicts of interest that may be faced by the executive officers of the General Partner, who operate both us and CF Industries; and

•	tax risks to our common unit holders and changes in our treatment as a partnership for U.S. or state income tax purposes.

TERRA NITROGEN COMPANY, L.P.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Information regarding our Verdigris, Oklahoma facility and properties is included in Part I, Item 1. Business—Our Products and Our Facilities.
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
Not applicable.

TERRA NITROGEN COMPANY, L.P.

Part II
ITEM 5.    MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH." There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2014 and 2013, as reported on the NYSE Composite Price History.

	2014		2013
Quarter	High	Low	High	Low
1st	$173.50	$140.12	$256.50	$217.01
2nd	157.21	135.50	228.48	196.02
3rd	158.05	139.36	231.30	200.00
4th	144.88	90.55	212.98	132.51
Ownership of TNCLP is composed of the General Partner interests and the Limited Partner interests. The Limited Partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2014. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 18, 2015 was 94.
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
The following table represents cash distributions to the holders of common units, Class B common units and the General Partner declared for the years ended December 31, 2014 and 2013:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2014
	First Quarter	$38.8	$2.10	$0.6	$3.24	$21.7	$61.1
	Second Quarter	55.8	3.01	0.9	5.03	38.3	95.0
	Third Quarter	57.5	3.11	1.0	5.22	40.1	98.6
	Fourth Quarter	33.0	1.78	0.4	2.61	16.0	49.4
2013
	First Quarter	$67.2	$3.63	$1.2	$6.25	$49.5	$117.9
	Second Quarter	86.6	4.68	1.5	8.31	68.6	156.7
	Third Quarter	74.4	4.02	1.3	7.00	56.5	132.2
	Fourth Quarter	37.4	2.02	0.6	3.09	20.4	58.4

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected historical financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per unit data)
Income Statement Data:
Net sales	$648.3	$736.2	$780.1	$798.9	$564.6
Gross margin	386.7	519.8	577.8	524.5	217.6
Net earnings	370.0	502.4	560.8	508.0	201.6
Net earnings per Common Unit	12.07	15.77	17.06	15.33	8.01
Partnership Distributions Paid:
Limited Partner, Common Units	$185.1	$265.6	$312.1	$257.3	$92.5
Limited Partner, Class B common units	2.9	4.6	5.4	4.5	1.2
General Partner	116.1	195.0	240.8	186.9	36.0
Total partnership distributions	$304.1	$465.2	$558.3	$448.7	$129.7
Distributions Paid Per Common Unit:	$10.00	$14.35	$16.86	$13.91	$5.01

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Total assets	$415.8	$349.8	$298.6	$300.7	$296.7
Partners' capital	374.9	309.0	271.8	269.3	210.0

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
Introduction
In this discussion and analysis, we explain our business in the following areas:

•	Company Overview;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Application of Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.
Company Overview
Terra Nitrogen Company, L.P. (TNCLP, we, our or us) is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% General Partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the General Partner interests and the Limited Partner interests. Limited Partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of December 31, 2014, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2014.
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

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Consolidated Results
Net earnings in 2014 were $370.0 million on net sales of $648.3 million compared with 2013 net earnings of $502.4 million on net sales of $736.2 million. Net earnings per common unit in 2014 were $12.07 compared with $15.77 in 2013.
The following table shows the results of operations for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,			2014 v. 2013		2013 v. 2012
	2014	2013	2012	Change	Percent	Change	Percent
	(in millions, except as noted)
Net sales	$648.3	$736.2	$780.1	$(87.9)	(12)%	$(43.9)	(6)%
Cost of goods sold	261.6	216.4	202.3	45.2	21%	14.1	7%
Gross margin	386.7	519.8	577.8	(133.1)	(26)%	(58.0)	(10)%
Gross margin percentage	59.6%	70.6%	74.1%	(11.0)%		(3.5)%
Selling, general and administrative expenses	16.7	17.4	17.0	(0.7)	(4)%	0.4	2%
Net earnings	$370.0	$502.4	$560.8	$(132.4)	(26)%	$(58.4)	(10)%
Net earnings allocable to Common Units	$223.3	$291.8	$315.6	$(68.5)	(23)%	$(23.8)	(8)%
Net earnings per Common Unit	$12.07	$15.77	$17.06	$(3.70)	(23)%	$(1.29)	(8)%
Sales volume (tons in thousands):
Ammonia	331	319	371	12	4%	(52)	(14)%
UAN(1)	1,937	1,944	1,999	(7)	—%	(55)	(3)%
Total	2,268	2,263	2,370	5	—%	(107)	(5)%
Average selling prices (dollars per ton):
Ammonia	$456	$556	$550	$(100)	(18)%	$6	1%
UAN(1)	255	286	286	(31)	(11)%	—	—%
Natural gas costs:
Purchased natural gas costs (per MMBtu)(2)	$4.28	$3.56	$2.75	$0.72	20%	$0.81	29%
Realized derivatives (gain) loss (per MMBtu)(3)	(0.25)	0.02	0.56	(0.27)	N/M	(0.54)	(96)%
Natural gas costs (per MMBtu)	$4.03	$3.58	$3.31	$0.45	13%	$0.27	8%
Production volume by product (tons in thousands):
Ammonia(4)	1,147	1,104	1,198	43	4%	(94)	(8)%
UAN (32%)	1,942	1,928	2,011	14	1%	(83)	(4)%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes the impact of gains and losses on natural gas derivatives that were settled and realized during the period. Excludes the unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

TERRA NITROGEN COMPANY, L.P.

Year ended December 31, 2014 Compared to Year ended December 31, 2013
Our net sales in 2014 were $648.3 million, a decrease of $87.9 million, or 12%, from net sales of $736.2 million in 2013 due primarily to lower selling prices.
Ammonia average selling prices declined 18% to $456 per ton in 2014 from $556 per ton in 2013. Increased exports by Chinese urea producers negatively impacted the pricing of all forms of nitrogen products during the early part of 2014. In North America, higher producer inventories entering into 2014 due to a shortened 2013 fall ammonia season caused downward pressure on ammonia prices in 2014.  Ammonia volume increased 4% in 2014 to 331,000 tons from 319,000 tons in 2013 due to strong demand in the first half of the year attributable to favorable weather conditions and pricing for ammonia, and higher production volume than in 2013 when a plant turnaround occurred.
UAN average selling prices declined 11% to $255 per ton in 2014 from $286 per ton in 2013. The decline was due primarily to the general decline in nitrogen fertilizer pricing during the period, lower demand for UAN due to the strong ammonia applications that occurred throughout the first half of 2014, and customers' cautious buying practices and reluctance to hold inventory. UAN volume decreased slightly to 1,937,000 tons in 2014 from 1,944,000 tons in 2013.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013	2014 v. 2013
	(in millions, except per ton amounts)
Realized natural gas cost	$164.7	$141.5	$23.2	16%
Unrealized mark-to-market loss (gain) on natural gas derivatives	12.6	(9.1)	21.7	(238)%
Payroll-related expenses	24.0	24.7	(0.7)	(3)%
Other	60.3	59.3	1.0	2%
Total cost of goods sold	$261.6	$216.4	$45.2	21%
Average cost of goods sold per ton	$115	$96	$19	20%
The average cost of goods sold per ton increased to $115 per ton in 2014 from $96 per ton in 2013. The 20% increase is attributable primarily to higher realized natural gas costs and the effect of unrealized net mark-to-market losses on natural gas derivatives. Realized natural gas cost increased 13%, from $3.58 per MMBtu in 2013 to $4.03 per MMBtu in 2014. Additionally, we recorded a $12.6 million unrealized net mark-to-market loss on natural gas derivatives in 2014, compared to a $9.1 million unrealized net mark-to-market gain in 2013.
Our gross margin was $386.7 million in 2014 compared to $519.8 million in 2013. Gross margin decreased compared to the prior year due primarily to a decrease in average selling prices and an increase in costs of goods sold due to the combination of higher realized natural gas prices and the impact of unrealized net mark-to-market losses on natural gas derivatives in the year ended December 31, 2014 versus gains in the prior year period. Gross margin as a percentage of sales decreased to 59.6% in 2014 from 70.6% in 2013.
Selling, general and administrative expenses were $16.7 million in 2014 compared to $17.4 million in 2013.
Our net earnings were $370.0 million in 2014, a decrease of $132.4 million, or 26%, as compared to $502.4 million in 2013. Net earnings decreased primarily due to the lower gross margin.
Year ended December 31, 2013 Compared to Year ended December 31, 2012
Our net sales for 2013 were $736.2 million, a decrease of $43.9 million, or 6%, from net sales of $780.1 million in 2012 due primarily to lower volume.
Ammonia volume declined 14% to 319,000 tons in 2013 from 371,000 tons in 2012 due to lower production resulting from a planned plant turnaround that was completed in the third quarter of 2013. Ammonia selling prices increased 1% to an average price of $556 per ton in 2013 from $550 per ton in 2012. The modest increase was due primarily to strong demand during the first half of the year reflecting a large number of planted acres in 2013, partially offset by weak demand in the second half of the year due to unfavorable weather conditions during the fall application season.

TERRA NITROGEN COMPANY, L.P.

UAN volume declined 3% to 1,944,000 tons in 2013 from 1,999,000 tons in 2012 due to the impact of lower production as a result of the planned plant turnaround.  UAN selling prices remained unchanged as tight inventories in the first half of the year were offset by a decrease in demand and increased supply during the second half of the year.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	2013 v. 2012
	(in millions, except per ton amounts)
Realized natural gas cost	$141.5	$141.6	$(0.1)	—%
Unrealized mark-to-market gain on natural gas derivatives	(9.1)	(10.6)	1.5	(14)%
Payroll-related expenses	24.7	21.9	2.8	13%
Other	59.3	49.4	9.9	20%
Total cost of goods sold	$216.4	$202.3	$14.1	7%
Average cost of goods sold per ton	$96	$85	$11	13%
The average cost of goods sold per ton increased to $96 per ton in 2013 from $85 per ton in 2012. The 13% increase is attributable primarily to higher realized natural gas prices on a per ton basis, higher maintenance costs resulting from increased maintenance activities, higher payroll costs associated with a plant turnaround and higher depreciation costs. Realized natural gas cost increased 8%, from $3.31 per MMBtu in 2012 to $3.58 per MMBtu in 2013. We recorded a $9.1 million unrealized net mark-to-market gain on natural gas derivatives for 2013, compared to a $10.6 million unrealized net mark-to-market gain for 2012.
Our gross margin was $519.8 million in 2013 compared to $577.8 million in 2012. Gross margin as a percentage of sales decreased to 70.6% in 2013 from 74.1% in 2012 due to the combination of higher realized natural gas prices and higher maintenance and payroll related costs.
Selling, general and administrative costs were $17.4 million in 2013, compared to $17.0 million in 2012.
Our net earnings decreased to $502.4 million in 2013, a decrease of $58.4 million, or 10%, as compared to $560.8 million in 2012, due primarily to the lower gross margin.
Liquidity and Capital Resources
Summary
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of December 31, 2014 was $113.0 million, an increase of $26.1 million from the balance of $86.9 million as of December 31, 2013. Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.
Prior to January 1, 2013, our cash was collected and our expenditures were made by an affiliate of the General Partner. Cash receipts, net of cash payments made on our behalf were transferred to us weekly. Because of this cash collection and disbursement arrangement, an affiliate of the General Partner was both a debtor and a creditor to us.
Effective January 1, 2013, we receive cash and make expenditures directly from our cash accounts. Because we sell our product to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.

TERRA NITROGEN COMPANY, L.P.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$405.3	$488.9	$572.5
Investing activities	(67.1)	(94.2)	(44.6)
Financing activities	(312.1)	(457.2)	(558.3)
Increase (decrease) in cash and cash equivalents	$26.1	$(62.5)	$(30.4)
Operating Activities
Net cash provided by operating activities was $405.3 million in 2014 compared to $488.9 million in 2013 and $572.5 million in 2012. The $83.6 million decrease in 2014 was due primarily to a $132.4 million decrease in net earnings, partially offset by favorable changes in amounts invested in working capital in 2014 as compared to 2013. The increase in working capital in 2013 was due primarily to an increase in amounts due from affiliates of the General Partner. The $83.6 million decrease in cash provided by operating activities in 2013 as compared to 2012 was due primarily to a $58.4 million decrease in net earnings. Net earnings included noncash depreciation and amortization expense of $23.5 million, $19.3 million and $20.9 million in 2014, 2013 and 2012, respectively, and unrealized loss (gain) on derivatives of $11.4 million, $(8.6) million and $(11.2) million in 2014, 2013 and 2012, respectively.
Investing Activities
Net cash used in investing activities was $67.1 million in 2014 compared to $94.2 million in 2013 and $44.6 million in 2012. The $27.1 million decrease in 2014 in cash used in investing activities from 2013 was due primarily to higher capital spending in 2013 due to certain large capital projects and a plant turnaround. Cash used in investing activities increased by $49.6 million in 2013 from 2012 due primarily to increases in capital expenditures. Additions to property, plant and equipment were $67.1 million, $99.6 million and $47.8 million in 2014, 2013 and 2012, respectively. See further discussion under "Capital Expenditures".
Financing Activities
Net cash used in financing activities was $312.1 million in 2014 compared to $457.2 million in 2013 and $558.3 million in 2012. The $145.1 million decrease in cash used in financing activities in 2014 compared to 2013, and a $101.1 million decrease in cash used in financing activities in 2013 compared to 2012, were both due primarily to changes in distributions paid to unitholders. Distributions paid to our unitholders were $304.1 million, $465.2 million and $558.3 million in 2014, 2013 and 2012, respectively. The distributions are paid based on "Available Cash," as defined in our agreement of limited partnership. Cash used to fund capital expenditures is a reduction of Available Cash. See further discussion below under "Capital Expenditures" regarding capital expenditure programs for 2015. For additional information on distributions, see "Partnership Distributions" below and Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership, included herein.
Capital Expenditures
Capital expenditures totaled $67.1 million in 2014 compared to $99.6 million in 2013 because of a combination of sustaining capital projects and upgrades to certain machinery and equipment. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.
In 2015, we expect to make capital expenditures in the range of $60 million to $80 million. Approximately one-half of the projected capital expenditures relate to sustaining projects and a 2015 plant turnaround. Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility during a full plant shutdown are referred to as plant turnarounds. The remaining expenditures relate to certain large capital projects such as an ammonia debottlenecking project, an upgrade to a plant digital control system, the replacement of a nitric acid absorption tower, and a water treatment system upgrade. These major projects began in 2013 and are expected to be completed in 2015. Additionally,

TERRA NITROGEN COMPANY, L.P.

during the first quarter of 2015, we expect to initiate a turnaround of one ammonia plant and one UAN plant, which will result in approximately one-half of the complex being shut down for the duration of the turnaround, which is expected to be approximately seven weeks. This will result in lower production and lower sales during this period, which will reduce Available Cash for distributions to unitholders. Planned capital expenditures and plant turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures also reduce the Available Cash for unit holder distributions.
Services and Offtake Agreement
TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Services and Offtake Agreement. Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership’s fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.
General Partner
The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner’s independent directors, except in specified circumstances if there are not two independent directors on the General Partner's board of directors.
Partnership Distributions
We make quarterly distributions to holders of our General Partner interest and Limited Partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We paid distributions of $304.1 million, $465.2 million and $558.3 million to our partners in 2014, 2013 and 2012, respectively.
We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to the General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, the General Partner is entitled to receive Incentive Distribution Rights.
On February 6, 2015, we announced a $2.50 cash distribution per common unit, payable on February 27, 2015 to holders of record as of February 17, 2015. In the fourth quarter of 2014, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

TERRA NITROGEN COMPANY, L.P.

General Partner Option to Effect Mandatory Redemption of Partnership Units
At December 31, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at December 31, 2014, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
Cash Transactions with Affiliates
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both a debtor and a creditor to us.
Derivatives
We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The derivatives that we use are primarily natural gas fixed price swaps and options traded in the over-the-counter markets. Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are multi-national commercial banks, major financial institutions and large energy companies. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. Credit risk is controlled through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements.
Off-Balance Sheet Arrangements and Contractual Obligations
We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows as of December 31, 2014:

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Operating leases	$0.2	$0.2	$0.2	$0.2	$0.1	$—	$0.9
Equipment purchases and plant improvements	25.2	—	—	—	—	—	25.2
Natural gas and other purchase obligations(1)(2)	43.2	2.6	1.0	—	—	—	46.8
Total(3)	$68.6	$2.8	$1.2	$0.2	$0.1	$—	$72.9
_______________________________________________________________________________

(1)	Includes minimum commitments to purchase natural gas based on prevailing ONEOK forward prices as of December 31, 2014.

(2)	Purchase obligations do not include any amounts related to our natural gas derivatives.

(3)
We have unrecorded asset retirement obligations (AROs) with an estimated cost of $4.1 million in 2014 dollars at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. For additional information on our AROs, see Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

TERRA NITROGEN COMPANY, L.P.

Application of Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.
Inventory Valuation
We review our inventory account balances at least quarterly, and more frequently if required by market conditions, to determine whether the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventories exceeds its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices ultimately realized are less than our most recent estimate of net realizable value, additional losses would be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost and depreciation and amortization is computed using the straight-line method over the lives of the assets. The lives used in computing depreciation and amortization expenses are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' or engineering estimates, valuation or appraisal estimates and future business plans. We review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.
Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility during a full plant shutdown are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would lead to higher depreciation and amortization costs. If we used the direct expense method, turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during a full plant shutdown, including required safety inspections, which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows.
Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as liabilities as incurred when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. The estimated cost of these AROs expressed in 2014 dollars is $4.1 million. We have not recorded a liability for these conditional AROs as of December 31, 2014 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which, if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

TERRA NITROGEN COMPANY, L.P.

Recoverability of Long-Lived Assets
We review the carrying values of our property, plant and equipment and other long-lived assets in accordance with U.S. GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating expenses, inflation, discount rates, exchange rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our long-lived assets is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increase in supply and the availability and costs of key raw materials could significantly affect the results of our review. The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable.
Recent Accounting Pronouncements
See Note 3—New Accounting Standards to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
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
As of December 31, 2014 and 2013, we had open derivative contracts for 7.6 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of December 31, 2014 would result in a favorable change in the fair value of these derivative positions by $3.6 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $5.1 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.
We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terra Nitrogen Company, L.P.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 26, 2015

TERRA NITROGEN COMPANY, L.P.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$113.0	$86.9
Due from affiliates of the General Partner	25.2	29.0
Accounts receivable	0.4	1.0
Inventories	9.6	5.9
Prepaid expenses and other current assets	0.3	7.8
Total current assets	148.5	130.6
Property, plant and equipment, net	259.4	214.1
Other assets	7.9	5.1
Total assets	$415.8	$349.8
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$32.4	$27.9
Due to affiliates of the General Partner	4.2	3.7
Other current liabilities	3.6	8.0
Total current liabilities	40.2	39.6
Noncurrent liabilities	0.7	1.2
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	302.7	264.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	2.2	1.5
General partner's interest	70.0	43.0
Total partners' capital	374.9	309.0
Total liabilities and partners' capital	$415.8	$349.8

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$647.1	$734.8	$776.7
Other income from an affiliate of the General Partner	0.6	0.6	0.6
Other income	0.6	0.8	2.8
Total	648.3	736.2	780.1
Cost of goods sold:
Materials, supplies and services	237.6	191.7	180.4
Services provided by affiliates of the General Partner	24.0	24.7	21.9
Gross margin	386.7	519.8	577.8
Selling, general and administrative services provided by affiliates of the General Partner	15.6	15.3	15.0
Other general and administrative expenses	1.1	2.1	2.0
Net earnings	$370.0	$502.4	$560.8
Allocation of net earnings:
General Partner	$143.1	$205.7	$239.7
Class B Common Units	3.6	4.9	5.5
Common Units	223.3	291.8	315.6
Net earnings	$370.0	$502.4	$560.8
Net earnings per Common Unit	$12.07	$15.77	$17.06

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Partners' Capital

	Common Units	Class B Common Units	General Partner's Interests	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2011	$234.8	$1.1	$33.4	$269.3
Net earnings	315.6	5.5	239.7	560.8
Distributions	(312.1)	(5.4)	(240.8)	(558.3)
Partners' capital as of December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	291.8	4.9	205.7	502.4
Distributions	(265.6)	(4.6)	(195.0)	(465.2)
Partners' capital as of December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	223.3	3.6	143.1	370.0
Distributions	(185.1)	(2.9)	(116.1)	(304.1)
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating Activities:
Net earnings	$370.0	$502.4	$560.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.5	19.3	20.9
Unrealized loss (gain) on derivatives	11.4	(8.6)	(11.2)
Gain on sale of property, plant and equipment	—	(0.4)	—
Changes in operating assets and liabilities:
Accounts receivable	0.6	(0.4)	—
Inventories	(3.7)	(0.2)	(1.8)
Accounts payable and accrued expenses	3.1	(0.7)	6.0
Due to/from affiliates of the General Partner	4.4	(25.3)	—
Other assets and liabilities	(4.0)	2.8	(2.2)
Net cash provided by operating activities	405.3	488.9	572.5
Investing Activities:
Additions to property, plant and equipment	(67.1)	(99.6)	(47.8)
Changes in demand deposit with an affiliate of the General Partner	—	5.4	3.2
Net cash used in investing activities	(67.1)	(94.2)	(44.6)
Financing Activities:
Partnership distributions paid	(304.1)	(465.2)	(558.3)
Other	(8.0)	8.0	—
Net cash used in financing activities	(312.1)	(457.2)	(558.3)
Increase (decrease) in cash and cash equivalents	26.1	(62.5)	(30.4)
Cash and cash equivalents at beginning of year	86.9	149.4	179.8
Cash and cash equivalents at end of year	$113.0	$86.9	$149.4

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2014, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2014.
Throughout this document, the terms "affiliate of General Partner" and "affiliates of the General Partner" refer to the consolidated subsidiaries of CF Industries, including TNGP.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP).
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

TERRA NITROGEN COMPANY, L.P.

Inventories
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. Depreciable lives range from 10 to 45 years for buildings and 10 to 30 years for machinery and equipment. We periodically review these depreciable lives and change the estimates to reflect the results of those reviews.
Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in our consolidated statements of cash flows. For additional information, see Note 9—Property, Plant and Equipment, Net.
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
Derivative Financial Instruments
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we currently use are fixed price swaps and options traded in the over-the-counter markets. These derivatives reference NYMEX futures contract prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.
Derivatives are recognized on our consolidated balance sheets at fair value. Cash flows related to natural gas derivatives are reported as operating activities in our consolidated statements of cash flows.
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
3.     New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
4.     Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We declared and paid distributions of $304.1 million, $465.2 million and $558.3 million to our partners in 2014, 2013 and 2012, respectively.
We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed to its General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, the General Partner is entitled to receive Incentive Distribution Rights.
On February 6, 2015, we announced a $2.50 cash distribution per common unit, payable on February 27, 2015 to holders of record as of February 17, 2015. In the fourth quarter of 2014, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

TERRA NITROGEN COMPANY, L.P.

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
The quarterly cash distributions to the unitholders and the General Partner declared in 2014 and 2013 are as follows:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2014
	First Quarter	$38.8	$2.10	$0.6	$3.24	$21.7	$61.1
	Second Quarter	55.8	3.01	0.9	5.03	38.3	95.0
	Third Quarter	57.5	3.11	1.0	5.22	40.1	98.6
	Fourth Quarter	33.0	1.78	0.4	2.61	16.0	49.4
2013
	First Quarter	$67.2	$3.63	$1.2	$6.25	$49.5	$117.9
	Second Quarter	86.6	4.68	1.5	8.31	68.6	156.7
	Third Quarter	74.4	4.02	1.3	7.00	56.5	132.2
	Fourth Quarter	37.4	2.02	0.6	3.09	20.4	58.4
As of December 31, 2014, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5.     Net Earnings per Common Unit
Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$370.0	$502.4	$560.8
Less: Net earnings allocable to General Partner	143.1	205.7	239.7
Less: Net earnings allocable to Class B Common Units	3.6	4.9	5.5
Net earnings allocable to Common Units	$223.3	$291.8	$315.6
Weighted-average Common Units outstanding	18.5	18.5	18.5
Net earnings per Common Unit	$12.07	$15.77	$17.06
There were no dilutive TNCLP units outstanding for the years ended December 31, 2014, 2013 and 2012.
6.     Inventories
Inventories consisted of the following:

	December 31,
	2014	2013
	(in millions)
Finished goods	$7.8	$3.3
Materials and supplies	1.8	2.6
Total	$9.6	$5.9
7.     Derivative Financial Instruments
Derivative financial instruments are executed on our behalf by an affiliate of the General Partner to reduce our exposure to changes in commodity prices for natural gas. Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers.
The derivatives that we use are primarily natural gas fixed price swaps and options traded in the over-the-counter (OTC) markets. The derivative contract prices are based on NYMEX future prices based on physical delivery of natural gas at the Henry Hub in Louisiana, the most common and financially-liquid location of reference for derivative financial instruments related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the ONEOK index (based on physical delivery of natural gas in Oklahoma, rather than at the Henry Hub). This creates a location basis differential between the derivative contract price and the price we pay for physical delivery of natural gas. Accordingly, the prices underlying the derivative financial instruments we use may not exactly match the prices of natural gas we purchase and consume. We enter into natural gas derivative contracts with respect to gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.
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

TERRA NITROGEN COMPANY, L.P.

	December 31,
	2014	2013
	(in millions)
Unrealized gains in other current assets	$0.1	$7.8
Unrealized losses in other current liabilities	(3.6)	—
Net unrealized derivative gains (losses)	$(3.5)	$7.8
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Unrealized mark-to-market gains (losses)	$(12.6)	$9.1	$10.6
Realized gains (losses)	10.5	(0.8)	(24.3)
Net derivative gains (losses)	$(2.1)	$8.3	$(13.7)
As of December 31, 2014 and 2013, we had open derivative contracts for 7.6 million MMBtus and 13.2 million MMBtus, respectively, of natural gas. For the year ended December 31, 2014, we used derivatives to cover approximately 89% of our natural gas consumption.
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

•
Setoff rights are provided by certain of the ISDA agreements and generally allow a non-defaulting party to elect to set off, against the final net close-out payment, other matured and contingent amounts payable between the parties under the ISDA agreement or otherwise. Typically, these setoff rights arise upon the early termination of all transactions outstanding under an ISDA agreement following a default or specified termination event.

Most of the ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of December 31, 2014 and 2013, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $3.6 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2014 and 2013, we had no cash collateral on deposit for derivative contracts. The credit support

TERRA NITROGEN COMPANY, L.P.

documents executed in connection with ISDA agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2014 and 2013:

		Gross amounts not offset in consolidated balance sheets

	Gross and net amounts presented in consolidated balance sheets(1)	Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2014
Total derivative assets	$0.1	$3.6	$—	$(3.5)
Total derivative liabilities	3.6	3.6	—	—
Net assets (liabilities)	$(3.5)	$—	$—	$(3.5)
December 31, 2013
Total derivative assets	$7.8	$—	$—	$7.8
Total derivative liabilities	—	—	—	—
Net assets (liabilities)	$7.8	$—	$—	$7.8
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

8.     Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value as of December 31, 2014 and 2013:

	Balances as of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$113.0	$113.0	$—	$—
Unrealized gains on natural gas derivatives	0.1	—	0.1	—
Total assets at fair value	$113.1	$113.0	$0.1	$—
Unrealized losses on natural gas derivatives	(3.6)	—	(3.6)	—
Total liabilities at fair value	$(3.6)	$—	$(3.6)	$—

TERRA NITROGEN COMPANY, L.P.

	Balances as of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$86.9	$86.9	$—	$—
Unrealized gains on natural gas derivatives	7.8	—	7.8	—
Total assets at fair value	$94.7	$86.9	$7.8	$—
Following is a summary of the valuation methodologies for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:
Cash and Cash Equivalents
As of December 31, 2014 and 2013, our cash and cash equivalents consisted primarily of U.S. Treasury bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.
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
9.     Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31,
	2014	2013
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	8.1	8.1
Machinery and equipment	401.4	375.6
Construction in progress	109.2	71.5
	520.3	456.8
Less: Accumulated depreciation and amortization	260.9	242.7
	$259.4	$214.1
Additions to property, plant and equipment included in our consolidated statements of cash flows includes cash outflows for capital expenditures; therefore, it does not include the net increase (decrease) in amounts accrued for capital expenditures, which were $1.3 million, $4.3 million and zero for the years ended December 31, 2014, 2013 and 2012.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity for 2014, 2013 and 2012.

TERRA NITROGEN COMPANY, L.P.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$22.7	$2.6	$6.5
Additions	0.3	24.7	—
Depreciation	(6.3)	(4.6)	(3.9)
Ending balance	$16.7	$22.7	$2.6
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
Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee-related benefits directly charged to us were $24.0 million, $24.7 million and $21.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the years ended December 31, 2014, 2013 and 2012 were $15.6 million, $15.3 million and $15.0 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of December 31, 2014 and 2013, we had a net balance due from affiliates of the General Partner of $21.0 million and $25.3 million, respectively.

TERRA NITROGEN COMPANY, L.P.

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
Leases
We have entered into an amended and restated lease with an affiliate of the General Partner under which the ammonia assets at our Blair terminal are leased by the affiliate. The lease is effective for a five-year term ending on December 31, 2018, and the affiliate of the General Partner has options to renew for three additional five-year terms. The quarterly lease payment is $100,000, subject to an annual inflation adjustment, and additional rent will be paid equal to all costs, expenses, and obligations incurred by the affiliate of the General Partner related to the use, occupancy and operation of the facilities.
We also have leased certain of our rail cars to an affiliate of the General Partner for quarterly market-based rental payments of $3,600 per car. This lease was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.
We recognized rental income for the years ended December 31, 2014, 2013 and 2012 of $0.6 million.
11.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. The most recent estimate of the aggregate cost of these AROs expressed in 2014 dollars is $4.1 million. We have not recorded a liability for these conditional AROs as of December 31, 2014 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
12.   Commitments
The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are insignificant for 2015.
Rent expense under non-cancelable operating leases for years ended December 31, 2014, 2013 and 2012 was insignificant.
As of December 31, 2014, we had commitments of approximately $46.8 million related to firm quantities of gas and open purchase orders. The natural gas commitments are based on a firm quantity of natural gas at market prices. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.

TERRA NITROGEN COMPANY, L.P.

13.   Quarterly Financial Data (Unaudited)
Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2014
Net sales	$177.7	$167.5	$135.1	$168.0
Gross margin	107.5	104.2	76.1	98.9
Net earnings	102.9	100.1	72.0	95.0
Net earnings per Common Unit	3.26	3.16	2.60	3.05
2013
Net sales	$224.1	$215.4	$128.4	$168.3
Gross margin	171.9	153.7	76.8	117.4
Net earnings	166.8	149.3	72.7	113.6
Net earnings per Common Unit	4.98	4.54	2.52	3.73

TERRA NITROGEN COMPANY, L.P.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)    Disclosure Controls and Procedures.    TNGP's management, with the participation of TNGP's Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, TNGP's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective in (i) ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to TNGP's management, including TNGP's Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control over Financial Reporting.
Management's Report on Internal Control over Financial Reporting
TNGP's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Partnership. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2014. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2014, a copy of which appears on the following page.
(c)    Changes Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.
We have audited Terra Nitrogen Company, L.P.'s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Terra Nitrogen Company, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terra Nitrogen Company, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 26, 2015

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
W. Anthony Will (age 49)
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

Coleman L. Bailey (age 64)
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

Douglas C. Barnard (age 56)
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

TERRA NITROGEN COMPANY, L.P.

Richard A. Hoker (age 50)
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

Dennis P. Kelleher (age 51)
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

Michael A. Jackson (age 60)
Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. Mr. Jackson founded Jackson & Associates Consulting, LLC in October 2014 and serves as its Chief Executive Officer. Jacson & Associates provides strategic and marketing services to its agribusiness and life sciences clients. Prior to founding Jackson & Associates, Mr. Jackson served as Chief Marketing and Strategy Officer of Trupointe Cooperative September 2011 to October 2014. Previously, Mr. Jackson served as the Chief Executive Officer and President of Adayana, Inc. from April 2008 to May 2011 and served as Chief Operating Officer of Adayana, Inc. from February 2006 to April 2008. Mr. Jackson was Chief Executive Officer and President of Agri Business Group, Inc., which he founded in 1979, until its merger with Adayana, Inc. in October 2005. The Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the Chief Marketing and Strategy Officer of Trupointe Cooperative and as President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc. Mr. Jackson is also a director of Renewable Energy Group, Inc.

Anne H. Lloyd (age 53)
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
W. Anthony Will (age 49)
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

Dennis P. Kelleher (age 51)
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

Douglas C. Barnard (age 56)
Mr. Barnard has been Senior Vice President, General Counsel, and Secretary of TNGP since January 2012 and was previously Vice President, General Counsel, and Secretary of TNGP from April 2010 to January 2012. He has served as Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland and Ellis and, prior to that, was a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology, a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago.

Christopher D. Bohn (age 47)
Mr. Bohn has been Senior Vice President, Supply Chain, of TNGP since February 2015 and was previously Vice President, Supply Chain, of TNGP from January 2014 to February 2015 and Vice President, Corporate Planning, of TNGP from October 2010 to January 2014. He has served as CF Industries' Senior Vice President, Supply Chain, since January 2015 and was previously CF Industries' Vice President, Supply Chain, from January 2014 to January 2015,Vice President, Corporate Planning, from October 2010 to January 2014 and Director, Corporate Planning and Analysis, from September 2009 to October 2010. Prior to joining CF Industries, Mr. Bohn served as chief financial officer for Hess Print Solutions from August 2007 to September 2009. Earlier in his career, Mr. Bohn was vice president global financial planning and analysis for Merisant Worldwide, Inc. He holds a B.S. degree in finance from Indiana University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.

TERRA NITROGEN COMPANY, L.P.

Bert A. Frost (age 50)
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

Adam Hall (age 40)
Mr. Hall has been Vice President, Corporate Development, of TNGP since June 2013. He has also served as CF Industries' Vice President, Corporate Development, since June 2013. Before joining CF Industries, Mr. Hall spent 4 years with Bunge Limited, where he served as executive director, corporate strategy and development, from August 2010 to May 2013, where he led global strategy, mergers and acquisitions and the development of new growth initiatives, and director of global strategy and business development, sugar and bioenergy, from August 2009 to August 2010. Prior to his most recent role with Bunge, he worked in a number of countries in positions with several international companies, including, as a manager at Bain & Company, a global management consulting firm, from January 2008 to May 2009, and as a consultant at LEK Consulting, a global strategy consulting firm, from February 1999 to May 2002. Mr. Hall began his career as a corporate attorney with the law firm of Clayton Utz in Perth, Australia. He earned undergraduate degrees in law and commerce from the University of Western Australia and an M.B.A. degree from Harvard Business School.

Richard A. Hoker (age 50)
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

Wendy S. Jablow Spertus (age 52)
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

Philipp P. Koch (age 63)
Mr. Koch has been Senior Vice President, Manufacturing, of TNGP since January 2014 and was previously Senior Vice President, Supply Chain, of TNGP from January 2012 to January 2014 and Vice President, Supply Chain, of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Manufacturing, since January 2014. He was previously CF Industries' Senior Vice President, Supply Chain, from January 2012 to January 2014 and Vice President, Supply Chain, from January 2008 to January 2012 and CF Industries' Vice President, Raw Materials Procurement, from July 2003 to January 2008. Before joining CF Industries in 2013, Mr. Koch spent nearly 25 years in the energy industry with Amoco Corporation and BP PLC. Mr. Koch has a B.A. degree from Greenville College and an M.B.A. degree from DePaul University.

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
Meetings of the Board
The Board of Directors held five regular meetings in 2014. Each director attended 100 percent of the total meetings of the board and board committees of which he or she was a member.
Audit Committee
In 2014, the Audit Committee of the Board of Directors of TNGP met five times. It is currently composed of Ms. Lloyd (Chairman) and Messrs. Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the General Partner's Board of Directors on October 9, 2014, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Internet web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.
Nominating and Corporate Governance Committee
In 2014, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met three times and is currently composed of Messrs. Bailey (Chairman), Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Corporate Governance Guidelines of the Board of Directors establishes that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the Board of Directors' duties. The Corporate Governance Guidelines also establishes that the Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.
The Board of Directors has determined that the above mentioned policy has been implemented appropriately when, and has been effective in, determining the qualifications of potential director candidates to the Board of Directors.
The current Nominating and Corporate Governance Committee Charter was adopted by the General Partner's Board of Directors on October 29, 2014, and is reviewed annually by the Nominating and Corporate Governance Committee. A copy can be viewed on CF Industries' Internet web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request as described in Item 1, Business—Overview of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than 10 percent of beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2014 in a timely manner.

TERRA NITROGEN COMPANY, L.P.

Corporate Governance Matters
TNGP has adopted Corporate Governance Guidelines which meet the requirements of the NYSE and apply to TNGP's directors, executive officers (including its principal executive officer and principal financial officer) and other employees. Because TNGP is a wholly-owned subsidiary of CF Industries whose officers are all officers of CF Industries, the CF Industries' Code of Business Conduct applies to TNGP's executive officers (including its principal executive officer and principal financial officer) and other employees. In addition, the CF Industries Code of Business Conduct applies to TNGP's non-management directors in the same fashion as it applies to CF Industries' non-management directors. The CF Industries Code of Business Conduct also meets the requirements of the NYSE. A copy of the Corporate Governance Guidelines and CF Industries' Code of Business Conduct can be viewed on CF Industries' Internet web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance". A copy of each is also available in print upon request by following the directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.
The Board of Directors of TNGP has affirmatively determined that Messrs. Bailey and Jackson, and Ms. Lloyd each meet the criteria for independence required by the NYSE listing standards. Following its evaluation, the board concluded that none of these directors were involved in any transaction, relationship or arrangement not otherwise disclosed that would impair his or her independence.
During 2014, in accordance with the Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the board without management or management directors. The executive sessions are held at board meetings and the independent directors choose one of the independent directors to lead the discussion and preside at each such meeting.
Communication
Interested parties who wish to communicate a message to the board, the independent directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 4 Parkway North, Suite 400, Deerfield, IL 60015-2590.

TERRA NITROGEN COMPANY, L.P.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
We do not have any executive officers or employees. Instead, we are managed by the General Partner, TNGP, the executive officers of which are officers of CF Industries or its subsidiaries. CF Industries owns approximately 75% of the outstanding common units representing our limited partnership interests and CF Industries is also the indirect 100% owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from CF Industries. The compensation committee of the Board of Directors of CF Industries is responsible for the compensation decisions relating to the executive officers of TNGP. The Board of Directors of TNGP does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP's executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by CF Industries, see the Schedule 14A definitive proxy statement of CF Industries, which will be filed with the Securities and Exchange Commission (SEC) when available.
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
We reimburse subsidiaries of CF Industries for a portion of the compensation expenses incurred with respect to TNGP's executive officers and other employees of CF Industries and its affiliates who provide services to us. Compensation expenses for production and manufacturing services are charged directly to us based on actual costs. Compensation expenses for selling, general and administrative related functions, including the compensation of the TNGP's executive officers, are reimbursed based on a quarterly fixed fee arrangement.
Further discussion of our arrangements with subsidiaries of CF Industries can be found in Note 10—Related Party Transactions, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
Respectfully submitted,
W. Anthony Will, Chairman
Coleman L. Bailey
Douglas C. Barnard
Richard A. Hoker
Michael A. Jackson
Dennis P. Kelleher
Anne H. Lloyd

SUMMARY COMPENSATION TABLE
Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2014.

TERRA NITROGEN COMPANY, L.P.

DIRECTOR COMPENSATION
TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the "TNGP Board") for the fiscal year ended December 31, 2014.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2)	Total
Bailey, C.	$60,700	$129,396	$190,096
Jackson, M.	$58,200	$112,194	$170,394
Lloyd, A.	$68,200	$110,126	$178,326
_______________________________________________________________________________

(1)	For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under FASB ASC 718, Stock Compensation, with respect to TNCLP phantom units granted to each director in 2014, including additional units received as dividends during the year on units held by the director. The phantom unit awards granted to directors in 2014 will settle in cash based upon closing price per common unit for the 20-trading-day period that immediately precedes the vesting date (unless deferred pursuant to the terms of the 2009 Phantom Unit Program). Additional information with respect to the 2009 Phantom Unit Program is set forth below under "Director Phantom Unit Awards."

Director Fees Paid in Cash
In 2014, each non-employee director of the TNGP Board received an annual retainer of $40,000 (paid quarterly) and board and committee meeting fees of $1,400 per meeting attended. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. In 2014, Messrs. Will, Barnard, Kelleher and Hoker served on the TNGP Board and were employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board.
The TNGP Board recently determined to revise the compensation of non-employee directors for 2015. Effective January 1, 2015, each non-employee director of the TNGP Board will receive an annual retainer of $50,000 (paid quarterly). The Chairman of the Audit Committee will be entitled to an additional annual cash retainer of $10,000 (paid quarterly) and the Chairman of the Nominating and Corporate Governance Committee will be entitled to an additional annual cash retainer of $2,500 (paid quarterly). TNGP will no longer pay meeting fees.
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
The annual awards are governed by the 2009 Non-Employee Director Phantom Unit and Deferred Compensation Plan (the "2009 Phantom Unit Program"). Each phantom unit granted pursuant to the 2009 Phantom Unit Program is unvested on the date of grant. For grants made prior to 2015, each phantom unit vested automatically on the first anniversary of the grant date, provided that the director continues to serve on the TNGP Board through such date. For grants made during or after 2015, each phantom unit vests automatically on the date of the first meeting of the TNGP Board of the calendar year following the date of the award, provided that the director continues to serve on the TNGP Board through such date. Unless a director elected to defer phantom units (as described below), upon vesting, the director will receive a cash payment in respect of the phantom units

TERRA NITROGEN COMPANY, L.P.

(including any additional phantom units received in connection with quarterly distributions to TNCLP common unitholders following the date of grant). The amount paid with respect to each such phantom unit will be equal to the average closing price of common units for the 20-trading-day period immediately preceding the vesting date.
Under the 2009 Phantom Unit Program, directors may elect to defer receipt of phantom units granted pursuant to the plan. Each non-employee director may elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25%) of phantom units that may be awarded during the following year. Phantom units (including any additional phantom units received in connection with quarterly distributions to TNCLP common unit holders following the date of the grant) that a non-employee director elects to defer are credited to an unfunded deferred compensation account. Deferred phantom units are generally required to be held in an unfunded deferred compensation account until the date of the director's departure from the TNGP Board. Upon departure, the phantom unit value is paid out in cash based on the average closing price of TNCLP common units for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of the phantom units will be paid in a lump sum upon consummation of the transaction.
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
The following table sets forth the number of phantom units held by each non-employee director as of the date of this report and awards vested in 2014.

				Number of Phantom Units Currently Held
	Number of Phantom Units Vested in 2014	Value Realized on Vesting ($)
Name				Vested	Unvested
Bailey, C.	442.23	$68,990		3,580.61	537.92
Jackson, M.	442.23	$68,990		1,782.26	537.92
Lloyd, A.	442.23	$68,990	(1)	1,565.99	537.92
_______________________________________________________________________________
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
Compensation Committee Interlocks and Insider Participation
TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' 2014 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, and as related to his or her position as a director, except as described under the caption "Certain Relationships and Related Transactions." During 2014, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP's (or its predecessor) Board or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

TERRA NITROGEN COMPANY, L.P.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. CF Industries Enterprises, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of CF Industries. Terra LP Holdings LLC (also an indirect wholly-owned subsidiary of CF Industries) owned directly, as of February 16, 2015, 13,889,014 common units of TNCLP. CF Industries and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.
The following table shows the ownership of TNCLP common units and CF Industries common stock as of February 18, 2015 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons) (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Units Beneficially Owned	Percent of Class	Number of CF Industries Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)	13,889,014	75.1%	—	—
CF Industries, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Enterprises, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Sales, LLC(3)	13,889,014	75.1%	—	—
Terra LP Holdings LLC(3)	13,889,014	75.1%	—	—
Terra Nitrogen GP Inc.(4)	—	—	—	—
W. Anthony Will	—	—	69,271	*
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	46,209	*
Christopher D. Bohn	—	—	13,353	*
Bert A. Frost	—	—	46,188	*
Adam Hall	—	—	5,491	*
Richard A. Hoker	—	—	18,634	*
Wendy S. Jablow Spertus	—	—	20,790	*
Michael A. Jackson	—	—	—	—
Dennis P. Kelleher	—	—	28,862	*
Philipp P. Koch	—	—	30,592	*
Anne H. Lloyd	—	—	—	—
All directors and management as a group (12 persons)	—	—	279,390	*
_______________________________________________________________________________

*	Represents less than 1% of class.

(1)	Each person has sole voting and investment power of all the CF Industries common shares indicated.

(2)
The shares indicated for Messrs. Will, Barnard, Bohn, Frost, Hall, Hoker, Kelleher, and Koch and Ms. Spertus include shares underlying stock options granted under CF Industries' Equity and Incentive Plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted.

(3)
By virtue of its ownership of all the outstanding equity of Terra LP Holdings LLC, CF Industries Sales, LLC may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC. By virtue of its ownership of all the outstanding common stock of CF Industries Sales, LLC, CF Industries Enterprises, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC and CF Industries Sales, LLC. By virtue of its ownership of all the outstanding common stock of CF

TERRA NITROGEN COMPANY, L.P.

Industries Enterprises, Inc., CF Industries, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, CF Industries Sales, LLC and CF Industries Enterprises, Inc. By virtue of its ownership of all the outstanding common stock of CF Industries, Inc., CF Industries may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, CF Industries Sales, LLC, CF Industries Enterprises, Inc. and CF Industries, Inc.

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
Information with respect to certain relationships and related transactions is contained in Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10, Directors and Executive Officers of the Registrant, and is incorporated herein by reference.

TERRA NITROGEN COMPANY, L.P.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Audit Fees and Services Fees
The following table describes fees for professional audit services rendered by KPMG LLP (KPMG) for the audit of the Partnership's annual financial statements for the years ended December 31, 2014 and 2013 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2014	2013
Audit fees(1)	$293,000	$270,000
Audit related fees	—	—
Total audit and audit related fees	293,000	270,000
Tax fees	—	—
All other fees	—	—
Total fees	$293,000	$270,000
_______________________________________________________________________________

(1)
Audit fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by KPMG for the audit of the Partnership's annual financial statements and review of consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

Audit Committee Pre-Approval of Policies and Procedures
Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee on February 5, 2014. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee, as provided in its charter.

TERRA NITROGEN COMPANY, L.P.

Part IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TERRA NITROGEN COMPANY, L.P.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner

Date:	February 26, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 26, 2015 and in the capacities indicated.

Signature	Title
/s/ W. ANTHONY WILL	President and Chief Executive Officer, Chairman of the Board of Terra Nitrogen GP Inc. (Principal Executive Officer)
W. Anthony Will

/s/ DENNIS P. KELLEHER	Director, Senior Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. (Principal Financial Officer)
Dennis P. Kelleher

/s/ RICHARD A. HOKER	Director, Vice President and Corporate Controller of Terra Nitrogen GP Inc. (Principal Accounting Officer)
Richard A. Hoker

/s/ COLEMAN L. BAILEY	Director of Terra Nitrogen GP Inc.
Coleman L. Bailey

/s/ DOUGLAS C. BARNARD	Director of Terra Nitrogen GP Inc.
Douglas C. Barnard

/s/ MICHAEL A. JACKSON	Director of Terra Nitrogen GP Inc.
Michael A. Jackson

/s/ ANNE H. LLOYD	Director of Terra Nitrogen GP Inc.
Anne H. Lloyd

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1
Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen Company, L.P. ("TNCLP") dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-08520), is incorporated herein by reference.

3.2
First Amended and Restated Agreement of Limited Partnership of TNCLP, dated as of September 1, 2005, filed as Exhibit 3.1 to TNCLP's Form 8-K filed on September 7, 2005 (File No. 033-43007), is incorporated herein by reference.

3.3
Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated as of April 26, 2012, filed as Exhibit 3.1 to TNCLP's Form 8-K filed on May 2, 2012 (File No. 033-43007), is incorporated herein by reference.

3.4
Certificate of Incorporation of Terra Nitrogen GP Inc., dated August 29, 2005, filed as Exhibit 3.2 to TNCLP's Form 8-K filed on September 7, 2005 (File No. 033-43007), is incorporated herein by reference.

3.5	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to TNCLP's Form 8-K filed on September 7, 2005 (File No. 033-43007), are incorporated herein by reference.

3.6
Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-08520), is incorporated herein by reference.

3.7
Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated as of September 1, 2005, filed as Exhibit 10.3 to TNCLP's Form 8-K filed on September 7, 2005 (File No. 033-43007), is incorporated herein by reference.

3.8
Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Limited Partnership., dated as of April 26, 2012, filed as Exhibit 3.8 to the TNCLP Form 10-K for the fiscal year ended December 31, 2012 (File No. 033-43007), is incorporated herein by reference.

4.1
Deposit Agreement among TNCLP, the Depositary and Unitholders, filed as Exhibit 4.1 to the TNCLP Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-10877), is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement incorporated by reference as Exhibit 4.1 hereto).

4.3	Form of Transfer Application (included in Exhibit B to the Deposit Agreement incorporated by reference as Exhibit 4.1 hereto).

10.1
Amended and Restated Terminal Lease agreement dated December 28, 2012, by and between Terra Nitrogen Company, L.P. and CF Industries, Inc., filed as Exhibit 10.1 to TNCLP's Form 8-K filed on December 28, 2012 (File No. 033-43007), is incorporated herein by reference.

10.2
Amendment to the General and Administrative Services and Product Offtake Agreement by and between CF Industries, Inc., Terra Industries Inc., Terra Nitrogen GP Inc. and Terra Nitrogen Company, L.P., dated September 28, 2010, filed as Exhibit 10.1 to TNCLP's Form 8-K filed on September 29, 2010 (File No. 033-43007), is incorporated herein by reference.

10.3
Tank Car Lease Agreement dated December 29, 2010, between Terra Nitrogen Company, L.P. and CF Industries, Inc., filed as Exhibit 10.2 to TNCLP's Form 8-K filed on December 30, 2010 (File No. 033-43007), is incorporated herein by reference.

10.4
Form of Phantom Unit Award of Terra Nitrogen Company, L.P., filed as Exhibit 10.41 to the TNCLP Form 10-Q for the quarterly period ended June 30, 2005 (File No. 033-43007), is incorporated herein by reference.**

10.5
Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit Agreement approved by the TNGP board of directors, dated October 22, 2007, filed as Exhibit 10.17 to the TNCLP Form 10-K for the fiscal year ended December 31, 2007 (File No. 033-43007), is incorporated herein by reference.**

10.6
Form of Terra Nitrogen GP Inc. (TNGP) Non-Employee Director Phantom Unit and Deferred Compensation Plan approved by the TNGP board of directors, dated December 17, 2009, filed as Exhibit 10.13 to the TNCLP Form 10-K for the fiscal year ended December 31, 2009 (File No. 033-43007), is incorporated herein by reference.**

TERRA NITROGEN COMPANY, L.P.

EXHIBIT NO.	DESCRIPTION
10.7
Form of Award Agreement under the TNGP Non-Employee Director Phantom Unit and Deferred Compensation Plan, filed as Exhibit 10.14 to the TNCLP Form 10-K for the fiscal year ended December 31, 2010 (File No. 033-43007), is incorporated herein by reference.**

10.8
Spare Parts Sharing Agreement, dated as of May 6, 2013, by and among CF Industries Nitrogen, LLC, Terra Nitrogen, Limited Partnership and Canadian Fertilizers Limited, filed as Exhibit 10.1 to the TNCLP Form 10-Q for the quarterly period ended March 31, 2013 (File No. 033-43007), is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Terra Nitrogen Company, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

**	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.