Form 10-Q
period 2015-03-31
TERRA NITROGEN CO L P /DE
filed 2015-05-07
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on May 6, 2015 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2015	December 31, 2014
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$60.0	$113.0
Due from affiliates of the General Partner	25.0	25.2
Accounts receivable	0.3	0.4
Inventories	6.0	9.6
Prepaid expenses and other current assets	1.4	0.3
Total current assets	92.7	148.5
Property, plant and equipment, net	312.3	259.4
Other assets	6.8	7.9
Total assets	$411.8	$415.8
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$43.4	$32.4
Due to affiliates of the General Partner	8.2	4.2
Other current liabilities	1.3	3.6
Total current liabilities	52.9	40.2
Noncurrent liabilities	1.1	0.7
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	293.9	302.7
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	2.1	2.2
General partner's interest	61.8	70.0
Total partners' capital	357.8	374.9
Total liabilities and partners' capital	$411.8	$415.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014
	(in millions)
Net sales:
Product sales to an affiliate of the General Partner	$126.3	$177.3
Other income from an affiliate of the General Partner	0.1	0.1
Other income	0.2	0.3
Total	126.6	177.7
Cost of goods sold:
Materials, supplies and services	54.0	64.6
Services provided by affiliates of the General Partner	7.6	5.6
Gross margin	65.0	107.5
Selling, general and administrative services provided by affiliates of the General Partner	3.9	3.9
Other general and administrative expenses	2.1	0.7
Net earnings	$59.0	$102.9
Allocation of net earnings:
General Partner	$20.9	$41.5
Class B Common Units	0.6	1.0
Common Units	37.5	60.4
Net earnings	$59.0	$102.9
Net earnings per Common Unit	$2.03	$3.26

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	60.4	1.0	41.5	102.9
Distributions	(38.8)	(0.6)	(21.7)	(61.1)
Partners' capital as of March 31, 2014	$286.1	$1.9	$62.8	$350.8
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	37.5	0.6	20.9	59.0
Distributions	(46.3)	(0.7)	(29.1)	(76.1)
Partners' capital as of March 31, 2015	$293.9	$2.1	$61.8	$357.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Net earnings	$59.0	$102.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5.3	7.6
Unrealized (gain) loss on derivatives	(3.1)	2.9
Loss on disposal of property, plant and equipment	1.0	—
Changes in operating assets and liabilities:
Accounts receivable	0.1	0.4
Inventories	3.6	0.5
Accounts payable and accrued expenses	(0.4)	3.7
Due to/from affiliates of the General Partner	4.2	(5.1)
Other assets and liabilities	1.2	(0.4)
Net cash provided by operating activities	70.9	112.5
Investing Activities:
Additions to property, plant and equipment	(47.8)	(16.4)
Net cash used in investing activities	(47.8)	(16.4)
Financing Activities:
Partnership distributions paid	(76.1)	(61.1)
Other	—	(8.0)
Net cash used in financing activities	(76.1)	(69.1)
(Decrease) increase in cash and cash equivalents	(53.0)	27.0
Cash and cash equivalents at beginning of period	113.0	86.9
Cash and cash equivalents at end of period	$60.0	$113.9

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the General Partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of March 31, 2015, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of March 31, 2015.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2014, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The preparation of the unaudited interim consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates and assumptions in these unaudited interim consolidated financial statements include net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, and the assumptions used in the evaluation of potential impairment of property, plant and equipment.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015.
Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP.
2. New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB voted to propose to defer the effective date of this ASU by one year, with early adoption on the original effective date permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

TERRA NITROGEN COMPANY, L.P.

3. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2015 and 2014, we declared and paid partnership distributions of $76.1 million and $61.1 million, respectively.
We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed by the Operating Partnership to the General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, the General Partner is entitled to receive Incentive Distribution Rights.
On May 6, 2015, we announced a $2.08 cash distribution per common limited partnership unit, payable on May 29, 2015 to holders of record as of May 18, 2015. In the first quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
As of March 31, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2015, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

4. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in millions)
Basic earnings per Common Unit:
Net earnings	$59.0	$102.9
Less: Net earnings allocable to General Partner	20.9	41.5
Less: Net earnings allocable to Class B Common Units	0.6	1.0
Net earnings allocable to Common Units	$37.5	$60.4
Weighted-average Common Units outstanding	18.5	18.5
Net earnings per Common Unit	$2.03	$3.26
There were no dilutive TNCLP units outstanding for the three months ended March 31, 2015 and 2014.
5. Inventories
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Finished goods	$3.3	$7.8
Materials and supplies	2.7	1.8
Total	$6.0	$9.6
6. Derivative Financial Instruments
Derivative financial instruments are executed on our behalf by an affiliate of the General Partner to reduce our exposure to changes in commodity prices for natural gas. Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers.
The derivatives that we use are primarily natural gas fixed price swaps and options traded in the over-the-counter (OTC) markets. The derivative contract prices are based on NYMEX future prices based on physical delivery of natural gas at the Henry Hub in Louisiana, the most common and financially-liquid location of reference for derivative financial instruments related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the ONEOK index (based on physical delivery of natural gas in Oklahoma, rather than at the Henry Hub). This creates a location basis differential between the derivative contract price and the price we pay for physical delivery of natural gas. Accordingly, the prices underlying the derivative financial instruments we use may not exactly match the prices of natural gas we purchase and consume. These natural gas derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.
We report derivatives on our consolidated balance sheets at fair value. Changes in fair value are recognized in cost of sales in the period of change. Cash flows related to natural gas derivatives are classified as operating activities.

TERRA NITROGEN COMPANY, L.P.

The gross fair values of derivatives on our consolidated balance sheets are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 7—Fair Value Measurements.

	March 31, 2015	December 31, 2014
	(in millions)
Unrealized gains in other current assets	$0.8	$0.1
Unrealized losses in other current liabilities	(1.2)	(3.6)
Net unrealized derivative gains (losses)	$(0.4)	$(3.5)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended March 31,
	2015	2014
	(in millions)
Unrealized mark-to-market gains (losses)	$3.9	$(4.0)
Realized (losses) gains	(4.6)	9.9
Net derivative (losses) gains	$(0.7)	$5.9
As of March 31, 2015 and December 31, 2014, we had open derivative contracts for 12.6 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2015, we used derivatives to cover approximately 100% of our natural gas consumption.
As of March 31, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position were $1.2 million and $3.6 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2015 and December 31, 2014:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2015
Total derivative assets	$0.8	$1.2	$—	$(0.4)
Total derivative liabilities	1.2	1.2	—	—
Net assets (liabilities)	$(0.4)	$—	$—	$(0.4)
December 31, 2014
Total derivative assets	$0.1	$3.6	$—	$(3.5)
Total derivative liabilities	3.6	3.6	—	—
Net assets (liabilities)	$(3.5)	$—	$—	$(3.5)
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of March 31, 2015 and December 31, 2014.

	Balances as of March 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$60.0	$60.0	$—	$—
Unrealized gains on natural gas derivatives	0.8	—	0.8	—
Total assets at fair value	$60.8	$60.0	$0.8	$—
Unrealized losses on natural gas derivatives	$(1.2)	$—	$(1.2)	$—
Total liabilities at fair value	$(1.2)	$—	$(1.2)	$—

	Balances as of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$113.0	$113.0	$—	$—
Unrealized gains on natural gas derivatives	0.1	—	0.1	—
Total assets at fair value	$113.1	$113.0	$0.1	$—
Unrealized losses on natural gas derivatives	$(3.6)	$—	$(3.6)	$—
Total liabilities at fair value	$(3.6)	$—	$(3.6)	$—
Cash and Cash Equivalents
As of March 31, 2015 and December 31, 2014, our cash and cash equivalents consisted primarily of U.S. Treasury bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.
Natural Gas Derivatives
The derivative instruments that we use are primarily natural gas fixed price swaps and options traded in the OTC markets with multi-national commercial banks, other major financial institutions and large energy companies. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized unrelated third party. See Note 6—Derivative Financial Instruments for additional information.

TERRA NITROGEN COMPANY, L.P.

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	8.1	8.1
Machinery and equipment	430.7	401.4
Construction in progress	131.4	109.2
	571.8	520.3
Less: Accumulated depreciation and amortization	259.5	260.9
	$312.3	$259.4
During the three months ended March 31, 2015, we recorded a loss of approximately $1.0 million on the disposal of certain machinery and equipment, which is included in other general and administrative expenses on our consolidated statement of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Three months ended March 31,
	2015	2014
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$16.7	$22.7
Additions	29.4	0.3
Depreciation	(1.6)	(1.6)
Ending balance	$44.5	$21.4
Scheduled replacements and overhauls of machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during full plant shutdowns, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Internal employee costs and overhead are not considered turnaround costs and are not capitalized.
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

TERRA NITROGEN COMPANY, L.P.

Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee-related benefits directly charged to us were $7.6 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for each of the three-month periods ended March 31, 2015 and 2014 were $3.9 million. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of March 31, 2015 and December 31, 2014, we had a net balance due from affiliates of the General Partner of $16.8 million and $21.0 million, respectively.
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
Leases
We entered into an amended and restated lease with an affiliate of the General Partner under which the ammonia assets in our terminal in Blair, Nebraska are leased by the affiliate. The lease is effective for a five-year term ending on December 31, 2018, and the affiliate of the General Partner has options to renew for three additional five-year terms. The quarterly lease payment is $100,000, subject to an annual inflation adjustment, and additional rent will be paid equal to all costs, expenses, and obligations incurred by the affiliate of the General Partner related to the use, occupancy and operation of the terminal.
We also have leased certain of our rail cars to an affiliate of the General Partner for quarterly market-based rental payments of $3,600 per car. This lease was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by either party thereto prior to renewal.
We recognized rental income for each of the three-month periods ended March 31, 2015 and 2014 of $0.1 million.
10. Subsequent Event
On May 6, 2015, the Internal Revenue Service (“IRS”) issued proposed regulations on the types of income and activities which constitute qualified income of a Master Limited Partnership (“MLP”). The proposed regulations would have the effect of limiting the types of income and activities which qualify under the MLP rules, subject to certain transition provisions. The IRS proposal specifically highlights companies that perform chemical processing and transformation activities as one of the focuses of the proposed changes, but the proposed regulations do not contain specific proposals regarding fertilizer-related activities. The proposed regulations reserve on the provisions relating to fertilizer activities.
Our tax treatment for federal income tax purposes depends on our status as an MLP. Currently, no federal income taxes are paid by the Partnership due to our MLP status. Any change in the tax treatment of qualified income of fertilizer-related activities could have a material impact on the taxation of the Partnership and could have a material adverse impact on unit holder distributions. The Partnership will continue to monitor the IRS regulatory activities.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s (TNCLP, we, our or us) annual consolidated financial statements and related notes, which are included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2015, as well as our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report.
The section entitled "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on February 26, 2015, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should read and consider carefully those risks, in addition to the other information in this report and in our other filings with the SEC.
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
Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP.
Dependence on CF Industries
We are dependent on CF Industries for our success in a number of respects. An affiliate of CF Industries is obligated to take all of the production from our Verdigris manufacturing complex and affiliates of CF Industries provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.
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
TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with the General Partner, see Notes to Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Consolidated Results
We reported net earnings of $59.0 million for the three months ended March 31, 2015 on net sales of $126.6 million, compared with net earnings of $102.9 million for the three months ended March 31, 2014 on net sales of $177.7 million. Net earnings per common unit for the three months ended March 31, 2015, were $2.03 compared with $3.26 for the three months ended March 31, 2014.
The following table shows our results of operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	2015 vs. 2014
	(in millions, except as noted)
Net sales	$126.6	$177.7	$(51.1)	(29)%
Cost of goods sold	61.6	70.2	(8.6)	(12)%
Gross margin	65.0	107.5	(42.5)	(40)%
Gross margin percentage	51.3%	60.5%	(9.2)%
Selling, general and administrative expenses	6.0	4.6	1.4	30%
Net earnings	$59.0	$102.9	$(43.9)	(43)%
Net earnings allocable to Common Units	$37.5	$60.4	$(22.9)	(38)%
Net earnings per Common Unit	$2.03	$3.26	$(1.23)	(38)%
Sales volume (tons in thousands):
Ammonia	95	98	(3)	(3)%
UAN(1)	309	530	(221)	(42)%
Total	404	628	(224)	(36)%
Average selling prices (dollars per ton):
Ammonia	$499	$413	$86	21%
UAN(1)	$254	$258	$(4)	(2)%
Natural gas costs:
Purchased natural gas costs (per MMBtu)(2)	$2.88	$4.95	$(2.07)	(42)%
Realized derivatives loss (gain) (per MMBtu)(3)	0.63	(0.93)	1.56	N/M
Natural gas costs (per MMBtu)	$3.51	$4.02	$(0.51)	(13)%
Production volume by product (tons in thousands):
Ammonia(4)	199	306	(107)	(35)%
UAN(1)	292	520	(228)	(44)%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.
First Quarter of 2015 Compared to the First Quarter of 2014
In the first quarter of 2015, we commenced a planned turnaround of an ammonia plant and a UAN plant, together representing approximately one-half of the production capacity of the Verdigris nitrogen complex. The plants were shut down for the duration of each turnaround. The ammonia plant turnaround took approximately nine weeks and was completed in the first quarter of 2015. The UAN plant turnaround took approximately eleven weeks and was completed during the second week of April 2015. These planned turnarounds reduced plant production and impacted the first quarter results.
Our net sales for the first quarter of 2015 were $126.6 million, a decrease of $51.1 million, or 29%, from the first quarter of 2014 net sales of $177.7 million, due primarily to a decrease in UAN sales volume due to lower production as a result of the first quarter's planned turnaround, partially offset by an increase in the average selling price for ammonia.
Ammonia selling prices increased by 21% from the first quarter of 2014 to $499 per ton in the first quarter of 2015. The increase in ammonia selling prices was due primarily to a tighter U.S. producer inventory position as we entered 2015.

TERRA NITROGEN COMPANY, L.P.

Ammonia sales volume decreased slightly from 98,000 tons in the first quarter of 2014 to 95,000 tons in the first quarter of 2015 as a result of the planned plant turnaround. Sales of existing ammonia inventory mitigated some of the impact of the turnaround on ammonia sales volume during the quarter.
UAN selling prices declined by 2% to $254 per ton in the first quarter of 2015. UAN sales volume decreased by 42% in the first quarter of 2015 to 309,000 tons from 530,000 tons in the first quarter of 2014 due to the impact of the planned plant turnaround.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	2015 vs. 2014
	(in millions, except per ton amounts)
Realized natural gas costs	$25.7	$43.3	$(17.6)	(41)%
Unrealized mark-to-market (gain) loss on natural gas derivatives	(3.9)	4.0	(7.9)	N/M
Payroll-related expenses	7.6	5.6	2.0	36%
Other	32.2	17.3	14.9	86%
Total cost of goods sold	$61.6	$70.2	$(8.6)	(12)%
Average cost of goods sold per ton	$152	$112	$40	36%
_______________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton increased to $152 per ton in the first quarter of 2015 from $112 per ton in the first quarter of 2014. The 36% increase in the average cost of goods sold per ton was due primarily to the impact of higher maintenance costs for certain activities that were performed during the planned turnaround and higher payroll-related expenses for employees working on turnaround activities. Additionally, lower production levels, due to the impact of the planned turnaround, contributed to the increase in the average cost of goods sold per ton.
Cost of goods sold decreased by 12% from the first quarter of 2014 to $61.6 million in the first quarter of 2015 due primarily to lower sales volume, lower realized natural gas prices and the effect of an unrealized net mark-to-market gain on natural gas derivatives. Realized natural gas costs decreased $0.51 per MMBtu from $4.02 per MMBtu in the first quarter of 2014 to $3.51 per MMBtu in the first quarter of 2015. We recorded a $3.9 million unrealized net mark-to-market gain on natural gas derivatives for the first quarter of 2015, compared to a $4.0 million unrealized net mark-to-market loss for the first quarter of 2014.
Our gross margin was $65.0 million in the first quarter of 2015 compared to $107.5 million in the first quarter of 2014. The gross margin in the first quarter of 2015 declined 40% from the same quarter of 2014 primarily due to higher production costs per ton and reduced production due to the planned turnaround activities. Gross margin as a percentage of net sales decreased to 51.3% during the first quarter of 2015 from 60.5% during the first quarter of 2014 primarily due to higher labor costs and lower production levels associated with the planned turnaround and higher maintenance costs incurred during the quarter.
Total selling, general and administrative expenses, including other general and administrative expenses, were $6.0 million in the first quarter of 2015 compared to $4.6 million in the first quarter of 2014. The increase was partially due to a loss of approximately $1.0 million on the disposal of certain machinery and equipment during the first quarter of 2015.
Our net earnings were $59.0 million in the first quarter of 2015, a decrease of $43.9 million, or 43%, as compared to $102.9 million in the first quarter of 2014. Net earnings decreased primarily due to the lower gross margin.
Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of March 31, 2015 was $60.0 million, a decrease of $53.0 million from $113.0 million as of December 31, 2014. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.
Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.

TERRA NITROGEN COMPANY, L.P.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$70.9	$112.5
Investing activities	(47.8)	(16.4)
Financing activities	(76.1)	(69.1)
(Decrease) increase in cash and cash equivalents	$(53.0)	$27.0
Operating Activities
Net cash provided by operating activities was $70.9 million for the first three months of 2015 compared to $112.5 million for the same period of 2014. The $41.6 million decrease was due primarily to the $43.9 million decrease in net earnings. Net earnings included depreciation and amortization expense of $5.3 million and $7.6 million during the three months ended March 31, 2015 and 2014, respectively, and an unrealized net mark-to-market (gain) loss on derivatives of $(3.1) million and $2.9 million, respectively.
Investing Activities
Net cash used in investing activities was $47.8 million for the first three months of 2015 compared to $16.4 million in the first three months of 2014. The $31.4 million increase in cash used in investing activities in 2015 was due primarily to higher capital expenditures in the first quarter of 2015 due to the planned plant turnaround activities. See further discussion below under "Capital Expenditures."
Financing Activities
Net cash used in financing activities was $76.1 million for the first three months of 2015 compared to $69.1 million in the first three months of 2014, and primarily consists of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. For additional information, see Notes to Unaudited Consolidated Financial Statements, Note 3—Agreement of Limited Partnership.
Capital Expenditures
Capital expenditures totaled $47.8 million during the three months ended March 31, 2015 as compared to $16.4 million during the three months ended March 31, 2014, with the increase primary resulting from the planned turnaround. We expect to make capital expenditures in the range of $70 million to $90 million in 2015. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unit holder distributions.
General Partner
The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors, except in specified circumstances if there are not two independent directors on the General Partner's board of directors.

TERRA NITROGEN COMPANY, L.P.

Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2015 and 2014, we declared and paid partnership distributions of $76.1 million and $61.1 million, respectively.
We receive 99% of the Available Cash from the Operating Partnership and 1% is distributed by the Operating Partnership to the General Partner. Cash distributions from the Operating Partnership generally represent the Operating Partnership's Available Cash from operations. Our cash distributions are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except when cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. Under such circumstances, the General Partner is entitled to receive Incentive Distribution Rights.
On May 6, 2015, we announced a $2.08 cash distribution per common limited partnership unit, payable on May 29, 2015 to holders of record as of May 18, 2015. In the first quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At March 31, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2015, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

TERRA NITROGEN COMPANY, L.P.

Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are multi-national commercial banks, other major financial institutions and large energy companies. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. Credit risk is controlled through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements.
Contractual Obligations
At March 31, 2015, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014.
Subsequent Event
On May 6, 2015, the Internal Revenue Service (“IRS”) issued proposed regulations on the types of income and activities which constitute qualified income of a Master Limited Partnership (“MLP”). The proposed regulations would have the effect of limiting the types of income and activities which qualify under the MLP rules, subject to certain transition provisions. The IRS proposal specifically highlights companies that perform chemical processing and transformation activities as one of the focuses of the proposed changes, but the proposed regulations do not contain specific proposals regarding fertilizer-related activities. The proposed regulations reserve on the provisions relating to fertilizer activities.
Our tax treatment for federal income tax purposes depends on our status as an MLP. Currently, no federal income taxes are paid by the Partnership due to our MLP status. Any change in the tax treatment of qualified income of fertilizer-related activities could have a material impact on the taxation of the Partnership and could have a material adverse impact on unit holder distributions. The Partnership will continue to monitor the IRS regulatory activities.

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
As of March 31, 2015 and December 31, 2014, we had open derivative contracts for 12.6 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of March 31, 2015, would result in a favorable change in the fair value of these derivative positions of $9.1 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $8.9 million.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Disclosure Controls and Procedures.    TNGP's management, with the participation of TNGP's Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, TNGP's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective in (i) ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to TNGP's management, including TNGP's Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

TERRA NITROGEN COMPANY, L.P.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this report. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.
Important factors that could cause actual results to differ materially from our expectations include, among others:

•	risks related to our reliance on one production facility;

•	the volatility of natural gas prices in North America;

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. agricultural industry;

•	difficulties in securing the delivery, or delays or interruptions in the delivery of raw materials, such as natural gas;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	potential liabilities and expenditures related to environmental and health and safety laws and regulations;

•	future regulatory restrictions and requirements related to greenhouse gas emissions or other environmental requirements;

•	our inability to predict seasonal demand for our products accurately;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	limited access to capital;

•	acts of terrorism and regulations to combat terrorism;

•	risks related to our dependence on and relationships with CF Industries;

•	deterioration of global market and economic conditions;

•	risks related to our partnership structure and control of the General Partner by CF Industries;

•
changes in TNCLP’s available cash for distribution to its unitholders, due to, among other things, changes in its earnings, the amount of cash generated by its operations and the amount of cash reserves established by the General Partner for operating, capital and other requirements;

•	the conflicts of interest that may be faced by the executive officers of the General Partner, who operate both us and CF Industries; and

•	tax risks to our common unit holders and changes in our treatment as a partnership for U.S. or state income tax purposes.
For the detailed discussion of factors that might affect our performance, see Item A, "Risk Factors," of our Annual Report on Form 10-K, filed with the SEC on February 26, 2015.

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION
ITEM 6.    EXHIBITS
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 22 of this report.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: May 7, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements