Form 10-Q
period 2015-06-30
TERRA NITROGEN CO L P /DE
filed 2015-08-06
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on August 5, 2015 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2015	December 31, 2014
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$72.0	$113.0
Due from affiliates of the General Partner	23.2	25.2
Accounts receivable	0.3	0.4
Inventories	9.4	9.6
Prepaid expenses and other current assets	2.4	0.3
Total current assets	107.3	148.5
Property, plant and equipment, net	306.0	259.4
Other assets	8.4	7.9
Total assets	$421.7	$415.8
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$21.2	$32.4
Due to affiliates of the General Partner	1.8	4.2
Other current liabilities	0.5	3.6
Total current liabilities	23.5	40.2
Other liabilities	1.5	0.7
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	316.7	302.7
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	2.4	2.2
General partner's interest	77.6	70.0
Total partners' capital	396.7	374.9
Total liabilities and partners' capital	$421.7	$415.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$153.2	$167.2	$279.5	$344.5
Other income from an affiliate of the General Partner	0.2	0.2	0.3	0.3
Other income	0.2	0.1	0.4	0.4
Total	153.6	167.5	280.2	345.2
Cost of goods sold:
Materials, supplies and services	43.4	57.4	97.4	122.0
Services provided by affiliates of the General Partner	6.5	5.9	14.1	11.5
Gross margin	103.7	104.2	168.7	211.7
Selling, general and administrative services provided by affiliates of the General Partner	4.0	3.8	7.9	7.7
Other general and administrative expenses	0.4	0.3	2.5	1.0
Net earnings	$99.3	$100.1	$158.3	$203.0
Allocation of net earnings:
General Partner	$37.1	$40.7	$58.0	$82.2
Class B Common Units	0.9	1.0	1.5	2.0
Common Units	61.3	58.4	98.8	118.8
Net earnings	$99.3	$100.1	$158.3	$203.0
Net earnings per Common Unit	$3.31	$3.16	$5.34	$6.42

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	118.8	2.0	82.2	203.0
Distributions	(94.6)	(1.5)	(60.0)	(156.1)
Partners' capital as of June 30, 2014	$288.7	$2.0	$65.2	$355.9
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	98.8	1.5	58.0	158.3
Distributions	(84.8)	(1.3)	(50.4)	(136.5)
Partners' capital as of June 30, 2015	$316.7	$2.4	$77.6	$396.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2015	2014
	(in millions)
Operating Activities:
Net earnings	$158.3	$203.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15.4	14.1
Unrealized (gain) loss on derivatives	(5.6)	7.6
Loss on disposal of property, plant and equipment	1.2	—
Changes in operating assets and liabilities:
Accounts receivable	0.1	0.4
Inventories	0.2	(1.9)
Accounts payable and accrued expenses	(7.0)	(3.8)
Due to/from affiliates of the General Partner	(0.4)	2.3
Other assets and liabilities	0.7	(1.2)
Net cash provided by operating activities	162.9	220.5
Investing Activities:
Additions to property, plant and equipment	(67.4)	(27.4)
Net cash used in investing activities	(67.4)	(27.4)
Financing Activities:
Partnership distributions paid	(136.5)	(156.1)
Other	—	(8.0)
Net cash used in financing activities	(136.5)	(164.1)
(Decrease) increase in cash and cash equivalents	(41.0)	29.0
Cash and cash equivalents at beginning of period	113.0	86.9
Cash and cash equivalents at end of period	$72.0	$115.9

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the General Partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of June 30, 2015, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of June 30, 2015.
We are a master limited partnership (MLP). Partnerships are generally not subject to federal income tax, although publicly-traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes (and therefore are subject to federal income tax), unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and the partnership is not required to register as an investment company under the Investment Company Act of 1940. As we currently satisfy the requirements to be treated as a partnership for federal income tax purposes, no federal income taxes are paid by the Partnership.
On May 6, 2015, the Internal Revenue Service (IRS) published proposed regulations on the types of income and activities which constitute or generate qualifying income of MLP. The proposed regulations would have the effect of limiting the types of income and activities which qualify under the MLP rules, subject to certain transition provisions. The proposed regulations include as activities that generate qualifying income processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer), but reserve on specific proposals regarding fertilizer-related activities. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.
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

TERRA NITROGEN COMPANY, L.P.

2. New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. In July 2015, the FASB voted to defer the effective date of this ASU to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted by the FASB. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
3. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2015 and 2014, we declared and paid partnership distributions of $136.5 million and $156.1 million, respectively.
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
On August 5, 2015, we announced a $2.36 cash distribution per common limited partnership unit, payable on August 31, 2015 to holders of record as of August 17, 2015. In the second quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
As of June 30, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2015, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

4. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$99.3	$100.1	$158.3	$203.0
Less: Net earnings allocable to General Partner	37.1	40.7	58.0	82.2
Less: Net earnings allocable to Class B Common Units	0.9	1.0	1.5	2.0
Net earnings allocable to Common Units	$61.3	$58.4	$98.8	$118.8
Weighted-average Common Units outstanding	18.5	18.5	18.5	18.5
Net earnings per Common Unit	$3.31	$3.16	$5.34	$6.42
There were no dilutive TNCLP units outstanding for the three and six months ended June 30, 2015 and 2014.
5. Inventories
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Finished goods	$6.1	$7.8
Materials and supplies	3.3	1.8
Total	$9.4	$9.6

TERRA NITROGEN COMPANY, L.P.

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

	June 30, 2015	December 31, 2014
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$1.9	$0.1
Unrealized gains in other assets	1.2	—
Total derivative assets	3.1	0.1
Derivative Liabilities
Unrealized losses in other current liabilities	(0.5)	(3.6)
Unrealized losses in other liabilities	(0.6)	—
Total derivative liabilities	(1.1)	(3.6)
Net derivative assets (liabilities)	$2.0	$(3.5)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Unrealized mark-to-market gains (losses)	$2.6	$(4.9)	$6.5	$(8.9)
Realized (losses) gains	(0.8)	4.9	(5.4)	14.8
Net derivative gains	$1.8	$—	$1.1	$5.9
As of June 30, 2015 and December 31, 2014, we had open derivative contracts for 40.0 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2015, we used derivatives to cover approximately 72% of our natural gas consumption.

TERRA NITROGEN COMPANY, L.P.

As of June 30, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position were $1.1 million and $3.6 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with International Swaps and Derivatives Association (ISDA) agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2015 and December 31, 2014:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2015
Total derivative assets	$3.1	$1.1	$—	$2.0
Total derivative liabilities	1.1	1.1	—	—
Net derivative assets	$2.0	$—	$—	$2.0
December 31, 2014
Total derivative assets	$0.1	$0.1	$—	$—
Total derivative liabilities	3.6	0.1	—	3.5
Net derivative liabilities	$(3.5)	$—	$—	$(3.5)
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of June 30, 2015 and December 31, 2014.

	Balances as of June 30, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$72.0	$72.0	$—	$—
Unrealized gains on natural gas derivatives	3.1	—	3.1	—
Total assets at fair value	$75.1	$72.0	$3.1	$—
Unrealized losses on natural gas derivatives	$(1.1)	$—	$(1.1)	$—
Total liabilities at fair value	$(1.1)	$—	$(1.1)	$—

	Balances as of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$113.0	$113.0	$—	$—
Unrealized gains on natural gas derivatives	0.1	—	0.1	—
Total assets at fair value	$113.1	$113.0	$0.1	$—
Unrealized losses on natural gas derivatives	$(3.6)	$—	$(3.6)	$—
Total liabilities at fair value	$(3.6)	$—	$(3.6)	$—
Cash and Cash Equivalents
As of June 30, 2015 and December 31, 2014, our cash and cash equivalents consisted primarily of money market mutual funds that invest in U.S. government obligations.
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

TERRA NITROGEN COMPANY, L.P.

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	14.4	8.1
Machinery and equipment	530.0	401.4
Construction in progress	14.0	109.2
	560.0	520.3
Less: Accumulated depreciation and amortization	254.0	260.9
	$306.0	$259.4
During the three and six months ended June 30, 2015, we recorded losses of approximately $0.2 million and $1.2 million, respectively, on the disposal of certain machinery and equipment, which is included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Six months ended June 30,
	2015	2014
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$16.7	$22.7
Additions	30.7	0.3
Depreciation	(5.0)	(3.2)
Ending balance	$42.4	$19.8
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

TERRA NITROGEN COMPANY, L.P.

Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefits, such as health insurance and pension, incurred by an affiliate of the General Partner, are directly charged to us. Payroll, payroll-related expenses and other employee-related benefits directly charged to us for the three and six months ended June 30, 2015 were $6.5 million and $14.1 million, respectively, and for the three and six months ended June 30, 2014 were $5.9 million and $11.5 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and six months ended June 30, 2015 were $4.0 million and $7.9 million, respectively, and for the three and six months ended June 30, 2014 were $3.8 million and $7.7 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of June 30, 2015 and December 31, 2014, we had a net balance due from affiliates of the General Partner of $21.4 million and $21.0 million, respectively.
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
We recognized rental income for the three and six months ended June 30, 2015 and 2014 of $0.2 million and $0.3 million, respectively.

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
Dependence on CF Industries
We are dependent on CF Industries for our success in a number of respects. An affiliate of CF Industries is obligated to take all of the production from our Verdigris manufacturing complex. Affiliates of CF Industries provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.
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

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Consolidated Results
We reported net earnings of $99.3 million for the three months ended June 30, 2015 on net sales of $153.6 million, compared with net earnings of $100.1 million for the three months ended June 30, 2014 on net sales of $167.5 million. Net earnings per common unit for the three months ended June 30, 2015, were $3.31 compared with $3.16 for the three months ended June 30, 2014.
We reported net earnings of $158.3 million for the six months ended June 30, 2015 on net sales of $280.2 million, compared with net earnings of $203.0 million for the six months ended June 30, 2014 on net sales of $345.2 million. Net earnings per common unit for the six months ended June 30, 2015, were $5.34 compared with $6.42 for the six months ended June 30, 2014.
The following table shows our results of operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
	(in millions, except as noted)
Net sales	$153.6	$167.5	$(13.9)	(8)%	$280.2	$345.2	$(65.0)	(19)%
Cost of goods sold	49.9	63.3	(13.4)	(21)%	111.5	133.5	(22.0)	(16)%
Gross margin	103.7	104.2	(0.5)	—%	168.7	211.7	(43.0)	(20)%
Gross margin percentage	67.5%	62.2%	5.3%		60.2%	61.3%	(1.1)%
Selling, general and administrative expenses	4.4	4.1	0.3	7%	10.4	8.7	1.7	20%
Net earnings	$99.3	$100.1	$(0.8)	(1)%	$158.3	$203.0	$(44.7)	(22)%
Net earnings allocable to Common Units	$61.3	$58.4	$2.9	5%	$98.8	$118.8	$(20.0)	(17)%
Net earnings per Common Unit	$3.31	$3.16	$0.15	5%	$5.34	$6.42	$(1.08)	(17)%
Sales volume (tons in thousands):
Ammonia	126	71	55	77%	221	169	52	31%
UAN(1)	354	470	(116)	(25)%	663	1,000	(337)	(34)%
Total	480	541	(61)	(11)%	884	1,169	(285)	(24)%
Average selling prices (dollars per ton):
Ammonia	$505	$488	$17	3%	$503	$445	$58	13%
UAN(1)	$252	$282	$(30)	(11)%	$253	$269	$(16)	(6)%
Natural gas costs:
Purchased natural gas costs (per MMBtu)(2)	$2.46	$4.36	$(1.90)	(44)%	$2.64	$4.66	$(2.02)	(43)%
Realized derivatives loss (gain) (per MMBtu)(3)	0.08	(0.49)	0.57	N/M	0.31	(0.71)	1.02	N/M
Natural gas costs (per MMBtu)	$2.54	$3.87	$(1.33)	(34)%	$2.95	$3.95	$(1.00)	(25)%
Production volume by product (tons in thousands):
Ammonia(4)	282	273	9	3%	481	579	(98)	(17)%
UAN(1)	389	482	(93)	(19)%	681	1,002	(321)	(32)%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

TERRA NITROGEN COMPANY, L.P.

Second Quarter of 2015 Compared to the Second Quarter of 2014
We commenced a planned turnaround of an ammonia plant and a UAN plant in the first quarter of 2015, together representing approximately one-half of the production capacity of the Verdigris nitrogen complex. The ammonia plant turnaround was completed in the first quarter of 2015 and the UAN plant turnaround, including certain follow-on maintenance, was completed in the second quarter of 2015. These turnarounds reduced production in the second quarter of 2015. Second quarter 2015 sales of UAN were impacted due to the lower production, which increased the volume of ammonia that was sold in the second quarter.
Our net sales for the second quarter of 2015 were $153.6 million, a decrease of $13.9 million, or 8%, from the second quarter of 2014 net sales of $167.5 million, due primarily to a decrease in UAN sales volume due to lower production as a result of the turnaround and lower average selling prices for UAN, partially offset by an increase in both the volume and average selling prices for ammonia.
Ammonia selling prices increased by 3% from the second quarter of 2014 to $505 per ton in the second quarter of 2015. The increase in ammonia selling prices was due primarily to selling into a strong ammonia spot market due to a strong ammonia fertilizer application season. Ammonia sales volume increased from 71,000 tons in the second quarter of 2014 to 126,000 tons in the second quarter of 2015 as a result of an early spring application window.
UAN selling prices declined by 11% to $252 per ton in the second quarter of 2015. UAN sales volume decreased by 25% in the second quarter of 2015 to 354,000 tons from 470,000 tons in the second quarter of 2014 reflecting the impact of the turnaround and, to a lesser extent, the impact of weak North American demand for UAN as certain customers switched to ammonia from UAN.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014	2015 vs. 2014
	(in millions, except per ton amounts)
Realized natural gas costs	$25.5	$38.1	$(12.6)	(33)%
Unrealized mark-to-market (gains) losses on natural gas derivatives	(2.6)	4.9	(7.5)	N/M
Payroll-related expenses	6.5	5.9	0.6	10%
Other	20.5	14.4	6.1	42%
Total cost of goods sold	$49.9	$63.3	$(13.4)	(21)%
Average cost of goods sold per ton	$104	$117	$(13)	(11)%
_________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold decreased to $104 per ton in the second quarter of 2015 from $117 per ton in the second quarter of 2014. The 11% decrease in the average cost of goods sold per ton was due primarily to lower realized natural gas prices and the effect of an unrealized net mark-to-market gain on natural gas derivatives, partially offset by the impact of higher maintenance costs for certain activities that were performed during the turnaround and higher payroll-related expenses for employees working on turnaround activities. Realized natural gas costs decreased $1.33 per MMBtu from $3.87 per MMBtu in the second quarter of 2014 to $2.54 per MMBtu in the second quarter of 2015. We recorded a $2.6 million unrealized net mark-to-market gain on natural gas derivatives for the second quarter of 2015, compared to a $4.9 million unrealized net mark-to-market loss for the second quarter of 2014.
Our gross margin was $103.7 million in the second quarter of 2015 compared to $104.2 million in the second quarter of 2014. The gross margin in the second quarter of 2015 declined slightly from the same quarter of 2014 primarily due to lower UAN sales volume and lower UAN average selling prices, mostly offset by higher ammonia sales volume and ammonia selling prices and lower realized natural gas costs. Gross margin as a percentage of net sales increased to 67.5% during the second quarter of 2015 from 62.2% during the second quarter of 2014.
Total selling, general and administrative expenses, including other general and administrative expenses, were $4.4 million in the second quarter of 2015 compared to $4.1 million in the second quarter of 2014.
Our net earnings were $99.3 million in the second quarter of 2015, a decrease of $0.8 million, or 1%, as compared to $100.1 million in the second quarter of 2014.

TERRA NITROGEN COMPANY, L.P.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Our net sales for the six months ended June 30, 2015 were $280.2 million, a decrease of $65.0 million, or 19%, from net sales of $345.2 million for the six months ended June 30, 2014. This decrease was due primarily to a decrease in UAN sales volume attributable to lower production as a result of the turnarounds, partially offset by higher ammonia sales volume.
Ammonia selling prices increased by 13% from the six months ended June 30, 2014 to $503 per ton in the six months ended June 30, 2015. The increase in ammonia selling prices was due to a tighter U.S. producer inventory position as we entered 2015. Ammonia sales volume increased from 169,000 tons in the six months ended June 30, 2014 to 221,000 tons in the six months ended June 30, 2015 as a result of the impact of the turnaround which increased the amount of ammonia available for sale. Additionally, an early spring application window, together with customer preferences for ammonia contributed to the increase.
UAN selling prices declined by 6% to $253 per ton in the six months ended June 30, 2015. UAN sales volume decreased by 34% in the six months ended June 30, 2015 to 663,000 tons from 1,000,000 tons in the six months ended June 30, 2014 due to the impact of the turnarounds in the first half of 2015.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014	2015 vs. 2014
	(in millions, except per ton amounts)
Realized natural gas costs	$51.2	$81.5	$(30.3)	(37)%
Unrealized mark-to-market (gains) losses on natural gas derivatives	(6.5)	8.9	(15.4)	N/M
Payroll-related expenses	14.1	11.5	2.6	23%
Other	52.7	31.6	21.1	67%
Total cost of goods sold	$111.5	$133.5	$(22.0)	(16)%
Average cost of goods sold per ton	$126	$114	$12	11%
_________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton increased to $126 per ton in the six months ended June 30, 2015 from $114 per ton in the six months ended June 30, 2014. The 11% increase in the average cost of goods sold per ton was due primarily to lower production levels due to the turnarounds, the impact of higher maintenance costs for certain activities that were performed during the turnarounds and higher payroll-related expenses for employees working on turnaround activities, partially offset by lower natural gas costs. Overall, cost of goods sold decreased by 16% from the six months ended June 30, 2014 to $111.5 million in the six months ended June 30, 2015 due primarily to lower sales volume and lower natural gas prices. Realized natural gas costs decreased $1.00 per MMBtu from $3.95 per MMBtu in the six months ended June 30, 2014 to $2.95 per MMBtu in the six months ended June 30, 2015. We recorded a $6.5 million unrealized net mark-to-market gain on natural gas derivatives for the six months ended June 30, 2015, compared to a $8.9 million unrealized net mark-to-market loss for the six months ended June 30, 2014.
Our gross margin was $168.7 million in the six months ended June 30, 2015 compared to $211.7 million in the six months ended June 30, 2014. The gross margin in the six months ended June 30, 2015 declined 20% from the six months ended June 30, 2014 primarily due to lower sales volume as a result of reduced production due to the turnaround activities. Gross margin as a percentage of net sales decreased to 60.2% during the six months ended June 30, 2015 from 61.3% during the six months ended June 30, 2014.
Total selling, general and administrative expenses, including other general and administrative expenses, were $10.4 million in the six months ended June 30, 2015 compared to $8.7 million in the six months ended June 30, 2014 due primarily to a loss on the disposal of certain machinery and equipment during the first half of 2015.
Our net earnings were $158.3 million in the six months ended June 30, 2015, a decrease of $44.7 million, or 22%, as compared to $203.0 million in the six months ended June 30, 2014. Net earnings decreased primarily due to the lower gross margin.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of June 30, 2015 was $72.0 million, a decrease of $41.0 million from $113.0 million as of December 31, 2014. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. government obligations.
Because we sell our products to, and receive payroll and other related services from, affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$162.9	$220.5
Investing activities	(67.4)	(27.4)
Financing activities	(136.5)	(164.1)
(Decrease) increase in cash and cash equivalents	$(41.0)	$29.0
Operating Activities
Net cash provided by operating activities was $162.9 million for the first six months of 2015 compared to $220.5 million for the same period of 2014. The $57.6 million decrease was due primarily to the $44.7 million decrease in net earnings. Net earnings included depreciation and amortization expense of $15.4 million and $14.1 million during the six months ended June 30, 2015 and 2014, respectively, and an unrealized net mark-to-market (gain) loss on derivatives of $(5.6) million and $7.6 million, respectively.
Investing Activities
Net cash used in investing activities was $67.4 million for the first six months of 2015 compared to $27.4 million in the first six months of 2014. The $40.0 million increase in cash used in investing activities in 2015 was due primarily to higher capital expenditures in the first six months of 2015 due to the plant turnarounds. See further discussion below under "Capital Expenditures."
Financing Activities
Net cash used in financing activities was $136.5 million for the first six months of 2015 compared to $164.1 million in the first six months of 2014, and primarily consists of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $67.4 million during the six months ended June 30, 2015 as compared to $27.4 million during the six months ended June 30, 2014, with the increase primarily resulting from the completed turnarounds. We expect to make capital expenditures in the range of $80 million to $90 million in 2015. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unitholder distributions.

TERRA NITROGEN COMPANY, L.P.

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
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2015 and 2014, we declared and paid partnership distributions of $136.5 million and $156.1 million, respectively.
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
On August 5, 2015, we announced a $2.36 cash distribution per common limited partnership unit, payable on August 31, 2015 to holders of record as of August 17, 2015. In the second quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At June 30, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2015, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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
Contractual Obligations
At June 30, 2015, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014.
Proposed Internal Revenue Service Regulation Impacting Master Limited Partnerships
We are a master limited partnership (MLP). Partnerships are generally not subject to federal income tax, although publicly-traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes and therefore are subject to federal income tax, unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and the partnership is not required to register as an investment company under the Investment Company Act of 1940. As we currently satisfy the requirements to be treated as a partnership for federal income tax purposes, no federal income taxes are paid by the Partnership.
On May 6, 2015, the Internal Revenue Service (IRS) published proposed regulations on the types of income and activities which constitute or generate qualifying income of a MLP. The proposed regulations would have the effect of limiting the types of income and activities which qualify under the MLP rules, subject to certain transition provisions. The IRS proposed regulations include as activities that generate qualifying income processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer), but reserve on specific proposals regarding fertilizer-related activities. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.

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
As of June 30, 2015 and December 31, 2014, we had open derivative contracts for 40.0 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of June 30, 2015, would result in a favorable change in the fair value of these derivative positions of $36.8 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $36.3 million.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

•	the conflicts of interest that may be faced by the executive officers of the General Partner, who operate both us and CF Industries; and

•	tax risks to our common unitholders and changes in our treatment as a partnership for U.S. or state income tax purposes.
For the detailed discussion of factors that might affect our performance, see Item 1A, "Risk Factors," of our Annual Report on Form 10-K, filed with the SEC on February 26, 2015.

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION
ITEM 6.    EXHIBITS
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 24 of this report.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: August 6, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit and Deferred Compensation Plan, amended and restated as of April 28, 2015.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements