Form 10-Q
period 2015-09-30
TERRA NITROGEN CO L P /DE
filed 2015-11-09
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on November 4, 2015 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2015	December 31, 2014
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$92.5	$113.0
Due from affiliates of the General Partner	22.6	25.2
Accounts receivable	0.8	0.4
Inventories	7.9	9.6
Prepaid expenses and other current assets	—	0.3
Total current assets	123.8	148.5
Property, plant and equipment, net	310.3	259.4
Other assets	8.4	7.9
Total assets	$442.5	$415.8
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$23.5	$32.4
Due to affiliates of the General Partner	7.4	4.2
Other current liabilities	7.3	3.6
Total current liabilities	38.2	40.2
Other liabilities	9.0	0.7
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	314.3	302.7
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	2.4	2.2
General partner's interest	78.6	70.0
Total partners' capital	395.3	374.9
Total liabilities and partners' capital	$442.5	$415.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$149.8	$134.9	$429.3	$479.4
Other income from an affiliate of the General Partner	0.1	0.1	0.4	0.4
Other income	0.3	0.1	0.7	0.5
Total	150.2	135.1	430.4	480.3
Cost of goods sold:
Materials, supplies and services	69.5	52.6	166.9	174.6
Services provided by affiliates of the General Partner	6.6	6.4	20.7	17.9
Gross margin	74.1	76.1	242.8	287.8
Selling, general and administrative services provided by affiliates of the General Partner	3.9	4.0	11.8	11.7
Other general and administrative expenses	0.8	0.1	3.3	1.1
Net earnings	$69.4	$72.0	$227.7	$275.0
Allocation of net earnings:
General Partner	$27.5	$23.3	$85.5	$105.5
Class B Common Units	0.7	0.7	2.2	2.7
Common Units	41.2	48.0	140.0	166.8
Net earnings	$69.4	$72.0	$227.7	$275.0
Net earnings per Common Unit	$2.23	$2.60	$7.57	$9.02

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	166.8	2.7	105.5	275.0
Distributions	(152.1)	(2.5)	(100.1)	(254.7)
Partners' capital as of September 30, 2014	$279.2	$1.7	$48.4	$329.3
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	140.0	2.2	85.5	227.7
Distributions	(128.4)	(2.0)	(76.9)	(207.3)
Partners' capital as of September 30, 2015	$314.3	$2.4	$78.6	$395.3

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Net earnings	$227.7	$275.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25.5	18.4
Unrealized loss on derivatives	11.6	4.7
Loss on disposal of property, plant and equipment	1.7	—
Changes in operating assets and liabilities:
Accounts receivable	(0.4)	—
Inventories	1.7	(1.7)
Accounts payable and accrued expenses	(6.0)	(2.4)
Due to/from affiliates of the General Partner	5.8	6.1
Other assets and liabilities	0.2	(3.3)
Net cash provided by operating activities	267.8	296.8
Investing Activities:
Additions to property, plant and equipment	(81.9)	(44.3)
Proceeds from sale of property, plant and equipment	0.9	—
Net cash used in investing activities	(81.0)	(44.3)
Financing Activities:
Partnership distributions paid	(207.3)	(253.0)
Other	—	(8.0)
Net cash used in financing activities	(207.3)	(261.0)
Decrease in cash and cash equivalents	(20.5)	(8.5)
Cash and cash equivalents at beginning of period	113.0	86.9
Cash and cash equivalents at end of period	$92.5	$78.4

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the General Partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of September 30, 2015, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of September 30, 2015.
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

TERRA NITROGEN COMPANY, L.P.

2. New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. In August 2015, the FASB deferred the effective date of this ASU to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted by the FASB. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
3. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2015, we declared and paid partnership distributions of $207.3 million. During the nine months ended September 30, 2014, we declared partnership distributions of $254.7 million, of which $253.0 million was paid as of September 30, 2014 and $1.7 million, included in the due to affiliates of the General Partner account as of September 30, 2014, was paid in the fourth quarter of 2014.
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
On November 4, 2015, we announced a $2.81 cash distribution per common limited partnership unit, payable on November 30, 2015 to holders of record as of November 16, 2015. In the third quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
As of September 30, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2015, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

4. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$69.4	$72.0	$227.7	$275.0
Less: Net earnings allocable to General Partner	27.5	23.3	85.5	105.5
Less: Net earnings allocable to Class B Common Units	0.7	0.7	2.2	2.7
Net earnings allocable to Common Units	$41.2	$48.0	$140.0	$166.8
Weighted-average Common Units outstanding	18.5	18.5	18.5	18.5
Net earnings per Common Unit	$2.23	$2.60	$7.57	$9.02
There were no dilutive TNCLP units outstanding for the three and nine months ended September 30, 2015 and 2014.
5. Inventories
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Finished goods	$4.5	$7.8
Materials and supplies	3.4	1.8
Total	$7.9	$9.6

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
We report derivatives on our consolidated balance sheets at fair value. Changes in fair value are recognized in cost of goods sold in the period of change. Cash flows related to natural gas derivatives are classified as operating activities.
The gross fair values of derivatives on our consolidated balance sheets are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 7—Fair Value Measurements.

	September 30, 2015	December 31, 2014
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$—	$0.1
Unrealized gains in other assets	0.3	—
Total derivative assets	0.3	0.1
Derivative Liabilities
Unrealized losses in other current liabilities	(7.3)	(3.6)
Unrealized losses in other liabilities	(8.2)	—
Total derivative liabilities	(15.5)	(3.6)
Net derivative liabilities	$(15.2)	$(3.5)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Unrealized mark-to-market (losses) gains	$(17.0)	$1.8	$(10.5)	$(7.1)
Realized (losses) gains	(0.5)	(3.6)	(5.9)	11.2
Net derivative (losses) gains	$(17.5)	$(1.8)	$(16.4)	$4.1
As of September 30, 2015 and December 31, 2014, we had open derivative contracts for 67.2 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. The derivative portfolio at September 30, 2015 includes natural gas derivatives that hedge a portion of the remainder of 2015, and a portion of 2016, 2017 and 2018 natural gas purchases. For the nine months ended September 30, 2015, we used derivatives to cover approximately 63% of our natural gas consumption.

TERRA NITROGEN COMPANY, L.P.

As of September 30, 2015 and December 31, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position of $15.5 million and $3.6 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with International Swaps and Derivatives Association (ISDA) agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2015 and December 31, 2014:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2015
Total derivative assets	$0.3	$0.3	$—	$—
Total derivative liabilities	(15.5)	(0.3)	—	(15.2)
Net derivative liabilities	$(15.2)	$—	$—	$(15.2)
December 31, 2014
Total derivative assets	$0.1	$0.1	$—	$—
Total derivative liabilities	(3.6)	(0.1)	—	(3.5)
Net derivative liabilities	$(3.5)	$—	$—	$(3.5)
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of September 30, 2015 and December 31, 2014.

	Balances as of September 30, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$92.5	$92.5	$—	$—
Unrealized gains on natural gas derivatives	0.3	—	0.3	—
Total assets at fair value	$92.8	$92.5	$0.3	$—
Unrealized losses on natural gas derivatives	$(15.5)	$—	$(15.5)	$—
Total liabilities at fair value	$(15.5)	$—	$(15.5)	$—

	Balances as of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$113.0	$113.0	$—	$—
Unrealized gains on natural gas derivatives	0.1	—	0.1	—
Total assets at fair value	$113.1	$113.0	$0.1	$—
Unrealized losses on natural gas derivatives	$(3.6)	$—	$(3.6)	$—
Total liabilities at fair value	$(3.6)	$—	$(3.6)	$—
Cash and Cash Equivalents
As of September 30, 2015 and December 31, 2014, our cash and cash equivalents consisted primarily of money market mutual funds that invest in U.S. government obligations.
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

TERRA NITROGEN COMPANY, L.P.

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	14.6	8.1
Machinery and equipment	539.4	401.4
Construction in progress	12.3	109.2
	567.9	520.3
Less: Accumulated depreciation and amortization	257.6	260.9
	$310.3	$259.4
During the three and nine months ended September 30, 2015, we recorded losses of approximately $0.5 million and $1.7 million, respectively, on the disposal of certain machinery and equipment, which is included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Nine months ended September 30,
	2015	2014
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$16.7	$22.7
Additions	33.1	0.3
Depreciation	(8.5)	(4.7)
Ending balance	$41.3	$18.3
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

TERRA NITROGEN COMPANY, L.P.

Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll and payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the three and nine months ended September 30, 2015 were $6.6 million and $20.7 million, respectively, and for the three and nine months ended September 30, 2014 were $6.4 million and $17.9 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and nine months ended September 30, 2015 were $3.9 million and $11.8 million, respectively, and for the three and nine months ended September 30, 2014 were $4.0 million and $11.7 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of September 30, 2015 and December 31, 2014, we had a net balance due from affiliates of the General Partner of $15.2 million and $21.0 million, respectively.
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
We recognized rental income for the three and nine months ended September 30, 2015 and 2014 of $0.1 million and $0.4 million, respectively.

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

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Consolidated Results
We reported net earnings of $69.4 million for the three months ended September 30, 2015 on net sales of $150.2 million, compared with net earnings of $72.0 million for the three months ended September 30, 2014 on net sales of $135.1 million. Net earnings per common unit for the three months ended September 30, 2015, were $2.23 compared with $2.60 for the three months ended September 30, 2014.
We reported net earnings of $227.7 million for the nine months ended September 30, 2015 on net sales of $430.4 million, compared with net earnings of $275.0 million for the nine months ended September 30, 2014 on net sales of $480.3 million. Net earnings per common unit for the nine months ended September 30, 2015, were $7.57 compared with $9.02 for the nine months ended September 30, 2014.
The following table shows our results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
	(in millions, except as noted)
Net sales	$150.2	$135.1	$15.1	11%	$430.4	$480.3	$(49.9)	(10)%
Cost of goods sold	76.1	59.0	17.1	29%	187.6	192.5	(4.9)	(3)%
Gross margin	74.1	76.1	(2.0)	(3)%	242.8	287.8	(45.0)	(16)%
Gross margin percentage	49.3%	56.3%	(7.0)%		56.4%	59.9%	(3.5)%
Selling, general and administrative expenses	4.7	4.1	0.6	15%	15.1	12.8	2.3	18%
Net earnings	$69.4	$72.0	$(2.6)	(4)%	$227.7	$275.0	$(47.3)	(17)%
Net earnings allocable to Common Units	$41.2	$48.0	$(6.8)	(14)%	$140.0	$166.8	$(26.8)	(16)%
Net earnings per Common Unit	$2.23	$2.60	$(0.37)	(14)%	$7.57	$9.02	$(1.45)	(16)%
Sales volume (tons in thousands):
Ammonia	75	69	6	9%	296	238	58	24%
UAN(1)	544	427	117	27%	1,207	1,427	(220)	(15)%
Total	619	496	123	25%	1,503	1,665	(162)	(10)%
Average selling prices (dollars per ton):
Ammonia	$459	$445	$14	3%	$492	$445	$47	11%
UAN(1)	$211	$242	$(31)	(13)%	$234	$261	$(27)	(10)%
Natural gas costs:
Purchased natural gas costs (per MMBtu)(2)	$2.57	$3.92	$(1.35)	(34)%	$2.61	$4.43	$(1.82)	(41)%
Realized derivatives loss (gain) (per MMBtu)(3)	0.05	0.37	(0.32)	(86)%	0.21	(0.37)	0.58	N/M
Natural gas costs (per MMBtu)	$2.62	$4.29	$(1.67)	(39)%	$2.82	$4.06	$(1.24)	(31)%
Production volume by product (tons in thousands):
Ammonia(4)	304	253	51	20%	785	832	(47)	(6)%
UAN(1)	513	410	103	25%	1,194	1,412	(218)	(15)%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

TERRA NITROGEN COMPANY, L.P.

Third Quarter of 2015 Compared to the Third Quarter of 2014
Our net sales for the third quarter of 2015 were $150.2 million, an increase of $15.1 million, or 11%, from the third quarter of 2014 net sales of $135.1 million. The increase is primarily due to higher sales volume for both UAN and ammonia from higher production in the third quarter of 2015 versus the third quarter of 2014. An unplanned production outage limited overall production in the third quarter of 2014.
Ammonia sales volume increased from 69,000 tons in the third quarter of 2014 to 75,000 tons in the third quarter of 2015, due to higher production levels. Ammonia selling prices increased by 3% from the third quarter of 2014 to $459 per ton in the third quarter of 2015 due to tighter supply conditions in the Western Cornbelt.
UAN sales volume increased by 27% in the third quarter of 2015 to 544,000 tons from 427,000 tons in the third quarter of 2014 due to higher production levels. UAN selling prices declined by 13% from the third quarter of 2014 to $211 per ton in the third quarter of 2015 due to excess supply availability including imports which weighed on selling prices.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014	2015 vs. 2014
	(in millions, except per ton amounts)
Realized natural gas costs	$28.4	$40.1	$(11.7)	(29)%
Unrealized mark-to-market loss (gain) on natural gas derivatives	17.0	(1.8)	18.8	N/M
Payroll-related expenses	6.6	6.4	0.2	3%
Other	24.1	14.3	9.8	69%
Total cost of goods sold	$76.1	$59.0	$17.1	29%
Average cost of goods sold per ton	$123	$119	$4	3%
_________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold increased to $123 per ton in the third quarter of 2015 from $119 per ton in the third quarter of 2014. The 3% increase in the average cost of goods sold per ton was due primarily to the effect of an unrealized net mark-to-market loss on natural gas derivatives and higher depreciation expense due to the earlier completed turnaround, partially offset by lower realized natural gas prices. Realized natural gas costs decreased $1.67 per MMBtu from $4.29 per MMBtu in the third quarter of 2014 to $2.62 per MMBtu in the third quarter of 2015. We recorded a $17.0 million unrealized net mark-to-market loss on natural gas derivatives for the third quarter of 2015, compared to a $1.8 million unrealized net mark-to-market gain for the third quarter of 2014. The derivative portfolio at September 30, 2015 includes natural gas derivatives that hedge a portion of the remainder of 2015, and a portion of 2016, 2017 and 2018 natural gas purchases.
Our gross margin was $74.1 million in the third quarter of 2015 compared to $76.1 million in the third quarter of 2014. The gross margin in the third quarter of 2015 declined slightly from the same quarter of 2014 primarily due to the impact of an unrealized mark-to-market loss on natural gas derivatives and lower UAN average selling prices, partially offset by higher UAN sales volume, higher ammonia sales volume and ammonia selling prices and lower realized natural gas costs. Gross margin as a percentage of net sales decreased to 49.3% during the third quarter of 2015 from 56.3% during the third quarter of 2014.
Total selling, general and administrative expenses, including other general and administrative expenses, were $4.7 million in the third quarter of 2015 compared to $4.1 million in the third quarter of 2014.
Our net earnings were $69.4 million in the third quarter of 2015, a decrease of $2.6 million, or 4%, as compared to $72.0 million in the third quarter of 2014.

TERRA NITROGEN COMPANY, L.P.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
We commenced a planned turnaround of an ammonia plant and a UAN plant in the first quarter of 2015, together representing approximately one-half of the production capacity of the Verdigris nitrogen complex. The ammonia plant turnaround was completed in the first quarter of 2015 and the UAN plant turnaround, including certain follow-on maintenance, was completed in the second quarter of 2015. These turnarounds reduced production in the nine months ended September 30, 2015.
Our net sales for the nine months ended September 30, 2015 were $430.4 million, a decrease of $49.9 million, or 10%, from net sales of $480.3 million for the nine months ended September 30, 2014. This decrease was due primarily to a decrease in UAN sales volume attributable to lower production as a result of the turnarounds and a decrease in UAN average selling price, partially offset by higher ammonia sales volume and ammonia selling prices.
Ammonia selling prices increased by 11% from the nine months ended September 30, 2014 to $492 per ton in the nine months ended September 30, 2015. The increase in ammonia selling prices was due to a tighter U.S. producer inventory position as we entered 2015. Ammonia sales volume increased from 238,000 tons in the nine months ended September 30, 2014 to 296,000 tons in the nine months ended September 30, 2015 as a result of the impact of the turnaround of the UAN plant which increased the amount of ammonia available for sale. Additionally, an early spring application window, together with customer preferences for ammonia contributed to the increase.
UAN selling prices declined by 10% to $234 per ton in the nine months ended September 30, 2015. UAN sales volume decreased by 15% in the nine months ended September 30, 2015 to 1,207,000 tons from 1,427,000 tons in the nine months ended September 30, 2014 due to the impact of the turnarounds in the first half of 2015.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014	2015 vs. 2014
	(in millions, except per ton amounts)
Realized natural gas costs	$79.6	$121.6	$(42.0)	(35)%
Unrealized mark-to-market losses on natural gas derivatives	10.5	7.1	3.4	48%
Payroll-related expenses	20.7	17.9	2.8	16%
Other	76.8	45.9	30.9	67%
Total cost of goods sold	$187.6	$192.5	$(4.9)	(3)%
Average cost of goods sold per ton	$125	$116	$9	8%
The average cost of goods sold per ton increased to $125 per ton in the nine months ended September 30, 2015 from $116 per ton in the nine months ended September 30, 2014. The 8% increase in the average cost of goods sold per ton was due primarily to lower production levels due to the turnarounds, the impact of higher payroll-related expenses for employees working on turnaround activities and certain items in the Other category in the table above, such as higher maintenance costs and higher depreciation as a result of the turnaround in the first quarter of 2015. These items were partially offset by lower natural gas costs. Overall, cost of goods sold decreased by 3% from the nine months ended September 30, 2014 to $187.6 million in the nine months ended September 30, 2015 due primarily to lower UAN sales volume and lower natural gas prices. Realized natural gas costs decreased $1.24 per MMBtu from $4.06 per MMBtu in the nine months ended September 30, 2014 to $2.82 per MMBtu in the nine months ended September 30, 2015. We recorded a $10.5 million unrealized net mark-to-market loss on natural gas derivatives for the nine months ended September 30, 2015, compared to a $7.1 million unrealized net mark-to-market loss for the nine months ended September 30, 2014.
Our gross margin was $242.8 million in the nine months ended September 30, 2015 compared to $287.8 million in the nine months ended September 30, 2014. The gross margin in the nine months ended September 30, 2015 declined 16% from the nine months ended September 30, 2014 primarily due to lower UAN sales volume as a result of reduced production due to the turnaround activities. Gross margin as a percentage of net sales decreased to 56.4% during the nine months ended September 30, 2015 from 59.9% during the nine months ended September 30, 2014.
Total selling, general and administrative expenses, including other general and administrative expenses, were $15.1 million in the nine months ended September 30, 2015 compared to $12.8 million in the nine months ended September 30, 2014 due primarily to a loss on the disposal of certain machinery and equipment during the nine months ended September 30, 2015.

TERRA NITROGEN COMPANY, L.P.

Our net earnings were $227.7 million in the nine months ended September 30, 2015, a decrease of $47.3 million, or 17%, as compared to $275.0 million in the nine months ended September 30, 2014. Net earnings decreased primarily due to the lower gross margin.
Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of September 30, 2015 was $92.5 million, a decrease of $20.5 million from $113.0 million as of December 31, 2014. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. government obligations.
Because we sell our products to, and receive payroll and other related services from, affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$267.8	$296.8
Investing activities	(81.0)	(44.3)
Financing activities	(207.3)	(261.0)
Decrease in cash and cash equivalents	$(20.5)	$(8.5)
Operating Activities
Net cash provided by operating activities was $267.8 million for the first nine months of 2015 compared to $296.8 million for the same period of 2014. The $29.0 million decrease was due primarily to the $47.3 million decrease in net earnings. Net earnings included depreciation and amortization expense of $25.5 million and $18.4 million during the nine months ended September 30, 2015 and 2014, respectively, and unrealized net mark-to-market losses on derivatives of $11.6 million and $4.7 million, respectively.
Investing Activities
Net cash used in investing activities was $81.0 million for the first nine months of 2015 compared to $44.3 million in the first nine months of 2014. The $36.7 million increase in cash used in investing activities in 2015 was due primarily to higher capital expenditures in the first nine months of 2015 due to the plant turnarounds.
Financing Activities
Net cash used in financing activities was $207.3 million for the first nine months of 2015 compared to $261.0 million in the first nine months of 2014, and primarily consists of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $81.9 million during the nine months ended September 30, 2015 as compared to $44.3 million during the nine months ended September 30, 2014, with the increase primarily resulting from the completed turnarounds. We expect to make capital expenditures in the range of $85 million to $95 million in 2015. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unitholder distributions.

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
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2015, we declared and paid partnership distributions of $207.3 million. During the nine months ended September 30, 2014, we declared partnership distributions of $254.7 million, of which $253.0 million was paid as of September 30, 2014 and $1.7 million, included in the due to affiliates of the General Partner account as of September 30, 2014, was paid in the fourth quarter of 2014.
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
On November 4, 2015, we announced a $2.81 cash distribution per common limited partnership unit, payable on November 30, 2015 to holders of record as of November 16, 2015. In the third quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At September 30, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2015, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
Derivatives
We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and our natural gas acquisition policy allows us to establish derivative positions that are associated with

TERRA NITROGEN COMPANY, L.P.

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
Contractual Obligations
At September 30, 2015, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of September 30, 2015 and December 31, 2014, we had open derivative contracts for 67.2 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of September 30, 2015, would result in a favorable change in the fair value of these derivative positions of $64.1 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $64.4 million.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: November 9, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements