Form 10-K
period 2015-12-31
TERRA NITROGEN CO L P /DE
filed 2016-02-25
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 OR
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒
The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $558,535,133.
The number of common units, without par value, outstanding as of February 24, 2016 was 18,501,576.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

Part I
ITEM 1.    BUSINESS
        "Notes" referenced throughout this document refer to financial statement footnote disclosures that are found in Item 8. Financial Statements and Supplementary Data.
Overview
Terra Nitrogen Company, L.P. ("TNCLP," "we," "our" or "us") is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2015, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2015.
CF Industries, through its subsidiaries, is a global leader in the manufacturing and distribution of nitrogen fertilizer and other nitrogen products, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen manufacturing complexes in the United States, Canada and the United Kingdom and distributes its products through a system of terminals, warehouses, and associated transportation equipment located primarily in the midwestern United States.
For the year ended December 31, 2015, we sold 2.1 million tons of nitrogen fertilizers, recognized net sales of $581.7 million and generated net earnings of $306.9 million. Additional financial information about our business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to an affiliate of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to an affiliate of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Note 10—Related Party Transactions.
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
Throughout this document, references to "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP. CF Industries acquired Terra Industries, Inc. (Terra) in April 2010, and acquired the General Partner and Terra's ownership in the Partnership at that time.

TERRA NITROGEN COMPANY, L.P.

We make available free of charge through CF Industries' Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines and charters for the Audit Committee and Corporate Governance and Nominating Committee of the General Partner's Board of Directors are also available on CF Industries' Internet website. We will provide electronic or paper copies of these documents free of charge upon written request delivered to our principal executive offices at the address below. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect product used internally in the manufacture of other products (for example, in 2015 we used approximately 0.7 million tons of ammonia in the production of UAN).

	2015		2014		2013
	Tons	Sales	Tons	Sales	Tons	Sales
	(tons in thousands; sales dollars in millions)
Nitrogen Fertilizer Products
Ammonia	418	$199.5	331	$150.7	319	$177.6
UAN	1,668	379.2	1,937	494.4	1,944	555.8
Our gross margin was $325.8 million, $386.7 million and $519.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The following table summarizes our nitrogen fertilizer production volume for the last three years.

	2015	2014	2013
	(tons in thousands)
Ammonia(1)	1,109	1,147	1,104
UAN (32%)	1,688	1,942	1,928
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded to UAN.
Our Verdigris location is well suited to serve the midwestern U.S. corn belt. Verdigris is strategically located on approximately 800 acres near Tulsa's Port of Catoosa on the Verdigris River. We lease a port terminal from the Tulsa-Rodgers County Port Authority, which provides access to transport fertilizer by way of river barges. In addition, Verdigris is located on the Burlington Northern Santa Fe railroad, providing access to rail transport. We also have access to a 1,100-mile ammonia pipeline. The complex has on-site storage for 60,000 tons of ammonia and 100,000 tons of UAN, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production.
Our capital expenditures are primarily related to plant maintenance and turnaround projects to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Occasionally, we have had other capital expenditure projects related to items such as the installation of new plant control

TERRA NITROGEN COMPANY, L.P.

systems or construction of additional on-site storage, including the construction of a new 50,000 ton capacity UAN tank that was completed in 2015. Planned capital expenditures and plant turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures also reduce the Available Cash for unitholder distributions.
Customers
We sell all of the fertilizer products that we produce to an affiliate of the General Partner, making it our only customer.
Raw Materials
Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2015, natural gas accounted for approximately 42% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our Verdigris facility has access to abundant, competitively-priced natural gas through a transportation arrangement connecting it to ONEOK Gas Transportation, L.L.C.'s intrastate pipeline system.
In 2015, our Verdigris facility consumed approximately 39 million MMBtus of natural gas. We purchase natural gas from a variety of suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 7—Derivative Financial Instruments.
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
Seasonality
The fertilizer business is seasonal. However, the sales pattern of our business can change significantly from year to year due to weather conditions in the agricultural industry and other factors. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring planting season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.
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

TERRA NITROGEN COMPANY, L.P.

We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the Partnership's production facilities) has retained liability for certain environmental matters originating prior to the Partnership's acquisition of these facilities.
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2015 totaled approximately $5.1 million. In 2016, we estimate that we will spend approximately $2.8 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Legislation and Regulation of Greenhouse Gases
We are subject to greenhouse gas (GHG) regulations. The United States Environmental Protection Agency (EPA) has issued federal GHG regulations that impact our facility, including a mandatory GHG reporting rule that required us to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In addition, if we seek to modify or expand our facility and as a result are required to obtain a Prevention of Significant Deterioration (PSD) air construction permit, we could be subject to pollution control requirements applicable to GHGs in addition to requirements applicable to conventional air pollutants. Such requirements may result in increased costs or delays in completing such facility modifications and expansions.
On December 12, 2015, 195 countries, including the United States, adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2 °C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 °C above pre-industrial levels. The Paris Agreement could result in more aggressive efforts to reduce GHG emissions. There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry and us due to the fact that our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
New Source Performance Standards for Nitric Acid Plants
On August 14, 2012, the EPA issued a final regulation revising air emission standards applicable to newly constructed, reconstructed or modified nitric acid plants. The regulations will apply to our nitric acid plants if and when we undertake activities or operations that are considered modifications, including physical changes that would allow us to increase our production capacity at the plants. The regulations include certain provisions that could make it difficult for us to meet the limits on emissions of nitrogen oxides (NOx) notwithstanding pollution controls we may add to our plants, and, accordingly, the regulations could impact our ability to expand production at our existing plants. The EPA regulation did not include a limitation on emissions of nitrous oxide (a greenhouse gas).
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
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, UAN and other nitrogen products. Natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During 2015, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.54 per MMBtu on four consecutive days in December 2015 and a high of $3.30 per MMBtu on January 16, 2015. During the three year period ended December 31, 2015, the daily closing price at the Henry Hub reached a low of $1.54 per MMBtu on four consecutive days in December 2015 and a high of $7.94 per MMBtu on March 5, 2014.
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
The price of natural gas in North America and worldwide has been volatile in recent years and has declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated gas. If this were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States or elsewhere, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
Our products are global commodities, and we face intense global competition from other fertilizer producers.
We are subject to intense price competition. Most fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. We compete with many producers, including state-owned and government-subsidized entities.
Consolidation in the industry has increased the resources of several of our competitors. Some of these competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.
China, the world's largest producer and consumer of nitrogen fertilizers, is expected to continue expanding its fertilizer production capacity in the medium term. If Chinese government policy, devaluation of the Chinese renminbi or decreases in Chinese producers' underlying costs such as the price of Chinese coal, encourage exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand.
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Any reduction in the demand for chemical fertilizer products, including any limitation on the use and application of chemical fertilizer, could affect the demand for our products, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our operations are dependent upon raw materials provided by third parties, and any delay or interruption in the delivery may adversely affect our business.
We use natural gas in the manufacture of fertilizers. We purchase the natural gas from third party suppliers. Our natural gas is transported by pipeline to our facility by third party transportation providers or through the use of facilities owned by third parties. Delays or interruptions in the delivery of natural gas may be caused by, among other things, severe weather or natural disasters, unscheduled downtime, labor difficulties, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, or mechanical failures. In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures.

TERRA NITROGEN COMPANY, L.P.

Any delay or interruption in the delivery of natural gas, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our transportation and distribution activities rely on third party providers and are subject to environmental, safety and regulatory oversight. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on railroad, truck, pipeline, and river barge companies to transport raw materials to our manufacturing complex, to coordinate and deliver finished products into CF Industries' distribution system and to ship finished products to CF Industries' customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, rail lines, river locks, and equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced periodic service slowdowns due to capacity constraints in their systems which impact the shipping times of our products.
These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, discharges or other releases of hazardous substances, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of raw materials or finished products.
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
The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia that we transport to and from our facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products. Increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business. Therefore, our insurance coverage may not adequately cover our losses.
Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities.
We are currently insured under CF Industries' property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. CF Industries' insurance policies are subject to various self-retentions, deductibles and limits. CF Industries' insurance policies are generally renewed annually. As a result of market conditions, insurance premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances (including if CF Industries had fully utilized the purchased coverage), certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead CF

TERRA NITROGEN COMPANY, L.P.

Industries to decide to reduce, or possibly eliminate, coverage. There can be no assurance that CF Industries or we will be able to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.
Cyber security risks could result in disruptions in business operations and adverse operating results.
The information management systems that we use are those provided by CF Industries, while we own the computer control systems that operate our plants. We rely on information technology and computer control systems in many aspects of our business, including internal and external communications, the management of our accounting, financial and supply chain functions and plant operations. Business and supply chain disruptions, plant and utility outages and information technology system and network disruptions due to cyber attacks could seriously harm our operations and materially adversely affect our operating results. Cyber security risks include attacks on information technology and infrastructure by hackers, damage or loss of information due to viruses, the unintended disclosure of confidential information, the misuse or loss of control over computer control systems, and breaches due to employee error. Our exposure to cyber security risks includes exposure through third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our systems and information from being vulnerable to cyber attacks. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber attacks. Compromises to our information and control systems could have severe financial and other business implications.
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
Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen fertilizer products. Colder than normal winters and warmer than normal summers increase the demand for natural gas for power generation and for residential and industrial use, which can increase the costs and/or decrease the availability of natural gas. In addition, adverse weather events such as very low temperatures leading to well freeze-offs or hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.
We are subject to numerous environmental, health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.
We are subject to numerous environmental, health and safety laws and regulations in the United States, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state and local laws.
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

TERRA NITROGEN COMPANY, L.P.

Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
We hold numerous environmental and other governmental permits and approvals authorizing operations at our Verdigris facility. Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing permit or approval, or a determination that we have violated a law or permit as a result of a governmental inspection of our facility could have a material adverse effect on our ability to continue operations at the Verdigris facility and on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. On October 1, 2015, the EPA released a final regulation lowering the national ambient air quality standard for ozone. This action is expected to result in additional areas of the country being classified as being in nonattainment with the ozone standard and subject to more stringent permitting requirements, which in turn could make it much more difficult and expensive to obtain permits to construct new facilities or expand our existing operations.
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

TERRA NITROGEN COMPANY, L.P.

Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.
We often utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen-based fertilizers. We have used fixed-price, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges.
Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives that do not qualify for, or to which we do not apply, hedge accounting. To the extent that our derivative positions lose value, we may be required to post collateral with our counterparties, adversely affecting our liquidity and our ability to pay cash distributions to unitholders.
Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are either multi-national commercial banks, major financial institutions or large energy companies. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements. However, our liquidity and cash available for distributions to unitholders could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments.
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
Like other companies with major industrial facilities, we may be the target of terrorist activities. Our Verdigris facility stores significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, we are subject to various security laws and regulations. These security laws include the Maritime Transportation Security Act of 2002 and the Chemical Facilities Anti-Terrorism Standards regulation. In addition, President Obama issued Executive Order 13650 Improving Chemical Facility Safety and Security to improve chemical facility safety in coordination with owners and operators. Governmental entities could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins.
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

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

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
The agreement of limited partnership does not prohibit CF Industries and its affiliates, other than TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in any businesses which could compete with our business. In addition, CF Industries is currently constructing certain assets related to our business and may in the future acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

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
TAX RISKS TO OUR COMMON UNITHOLDERS
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on TNCLP being treated as a partnership for federal income tax purposes. To maintain TNCLP's status as a partnership for federal income tax purposes, current law requires that 90% or more of our gross income for every taxable year consist of "qualifying income," as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the "Service") on this or any other matter affecting us.
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
There can be no assurance that TNCLP will continue to satisfy the requirements for treatment as a partnership for federal income tax purposes or that the law will not be changed to make TNCLP taxable as a corporation for federal income tax purposes. If such a new law were enacted, then the Minimum Quarterly Distribution and each of the target distribution levels would be adjusted downward. In such an event, the Minimum Quarterly Distribution and first, second and third target distributions for each quarter thereafter would be reduced to take into account the federal, state and local taxes applicable to TNCLP that would be imposed on the earnings used to make such distributions. For additional information regarding cash distributions, see the "Liquidity and Capital Resources" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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

TERRA NITROGEN COMPANY, L.P.

The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial interpretation at any time. On May 6, 2015, IRS published proposed regulations on the types of income and activities which constitute or generate qualifying income of MLP. The proposed regulations would have the effect of limiting the types of income and activities which qualify under the MLP rules, subject to certain transition provisions. The proposed regulations include as activities that generate qualifying income processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer), but reserve on specific proposals regarding fertilizer-related activities. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions.
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
Investment in our common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, substantially all of our income allocated to organizations exempt from U.S. federal income tax, including IRA's, pension plans and other retirement plans and arrangements, will constitute unrelated business taxable income and may be taxable to such unitholders. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or non-U.S. person should consult its tax advisor before investing in our units. Any tax-exempt entity or non-U.S. person who currently holds our units should consult with their tax advisor as to the U.S. federal and state tax consequences of their holding of our units, including the taxability of income and/or distributions to them.

TERRA NITROGEN COMPANY, L.P.

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
TNCLP and the Operating Partnership will be considered to have constructively terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in TNCLP capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Because CF Industries currently owns approximately 75.3% of the outstanding common units of TNCLP, a sale or exchange of all or a substantial portion of CF Industries' interests in TNCLP (including sales or transfers to affiliates of CF Industries), when combined with trading in the open market, may constitute a sale or exchange of 50% or more of the total interest in TNCLP. A constructive termination would, among other things, result in the closing of TNCLP's taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of a tax year of TNCLP may also result in more than twelve months of our taxable income or loss being included in such unitholder's taxable income for the year of termination. Termination could also subject us to penalties if we are unable to determine that a termination occurred and therefore failed to make necessary elections in a timely manner.
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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, imposed by the various jurisdictions in which we conduct business or are otherwise deemed to be taxable now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders may be required to file state income tax returns and pay state income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with such requirements.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our General Partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our General Partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Such factors include, among others:

•	risks related to our reliance on one production facility;

•	the volatility of natural gas prices in North America;

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. agricultural industry;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to GHG emissions;

•	the seasonality of the fertilizer business;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	limited access to capital;

•	acts of terrorism and regulations to combat terrorism;

•	risks related to our dependence on and relationships with CF Industries;

•	deterioration of global market and economic conditions;

•	risks related to our partnership structure and control of the General Partner by CF Industries;

•
changes in TNCLP's available cash for distribution to its unitholders, due to, among other things, changes in its earnings, the amount of cash generated by its operations and the amount of cash reserves established by the General Partner for operating, capital and other requirements;

TERRA NITROGEN COMPANY, L.P.

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

TERRA NITROGEN COMPANY, L.P.

Part II
ITEM 5.    MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH". There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2015 and 2014, as reported on the NYSE Composite Price History.

	2015		2014
Quarter	High	Low	High	Low
1st	$158.70	$99.22	$173.50	$140.12
2nd	149.88	115.05	157.21	135.50
3rd	125.83	98.00	158.05	139.36
4th	116.35	100.50	144.88	90.55
Ownership of TNCLP is composed of the general partner interests and the limited partner interests. The Limited Partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2015. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 18, 2016 was 90.
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
The following table represents cash distributions to the holders of common units, Class B common units and the General Partner declared for the years ended December 31, 2015 and 2014:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2015
	First Quarter	$46.3	$2.50	$0.7	$4.03	$29.1	$76.1
	Second Quarter	38.5	2.08	0.6	3.20	21.3	60.4
	Third Quarter	43.6	2.36	0.7	3.74	26.5	70.8
	Fourth Quarter	52.0	2.81	0.9	4.64	34.6	87.5
2014
	First Quarter	$38.8	$2.10	$0.6	$3.24	$21.7	$61.1
	Second Quarter	55.8	3.01	0.9	5.03	38.3	95.0
	Third Quarter	57.5	3.11	1.0	5.22	40.1	98.6
	Fourth Quarter	33.0	1.78	0.4	2.61	16.0	49.4

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected historical financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per unit data)
Income Statement Data:
Net sales	$581.7	$648.3	$736.2	$780.1	$798.9
Gross margin	325.8	386.7	519.8	577.8	524.5
Net earnings	306.9	370.0	502.4	560.8	508.0
Net earnings per Common Unit	10.06	12.07	15.77	17.06	15.33
Partnership Distributions Paid:
Limited Partner, Common Units	$180.4	$185.1	$265.6	$312.1	$257.3
Limited Partner, Class B common units	2.9	2.9	4.6	5.4	4.5
General Partner	111.5	116.1	195.0	240.8	186.9
Total partnership distributions	$294.8	$304.1	$465.2	$558.3	$448.7
Distributions Paid Per Common Unit	$9.75	$10.00	$14.35	$16.86	$13.91

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data:
Total assets	$443.7	$415.8	$349.8	$298.6	$300.7
Total partners' capital	387.0	374.9	309.0	271.8	269.3

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
Company Overview
Terra Nitrogen Company, L.P. ("TNCLP," "we," "our" or "us") is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2015, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2015.
CF Industries, through its subsidiaries, is a global leader in the manufacturing and distribution of nitrogen fertilizer and other nitrogen products, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen manufacturing complexes in the United States, Canada and the United Kingdom and distributes its products through a system of terminals, warehouses, and associated transportation equipment located primarily in the midwestern United States.
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
Throughout this document, references to "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP.

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Consolidated Results
We reported net earnings of $306.9 million in 2015 on net sales of $581.7 million compared with 2014 net earnings of $370.0 million on net sales of $648.3 million. Net earnings per common unit in 2015 were $10.06 compared with $12.07 in 2014.
The following table shows the results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Change	Percent	Change	Percent
	(in millions, except as noted)
Net sales	$581.7	$648.3	$736.2	$(66.6)	(10)%	$(87.9)	(12)%
Cost of goods sold	255.9	261.6	216.4	(5.7)	(2)%	45.2	21%
Gross margin	325.8	386.7	519.8	(60.9)	(16)%	(133.1)	(26)%
Gross margin percentage	56.0%	59.6%	70.6%	(3.6)%		(11.0)%
Selling, general and administrative expenses	18.9	16.7	17.4	2.2	13%	(0.7)	(4)%
Net earnings	$306.9	$370.0	$502.4	$(63.1)	(17)%	$(132.4)	(26)%
Net earnings allocable to Common Units	$186.2	$223.3	$291.8	$(37.1)	(17)%	$(68.5)	(23)%
Net earnings per Common Unit	$10.06	$12.07	$15.77	$(2.01)	(17)%	$(3.70)	(23)%
Sales volume (tons in thousands):
Ammonia	418	331	319	87	26%	12	4%
UAN(1)	1,668	1,937	1,944	(269)	(14)%	(7)	—%
Total	2,086	2,268	2,263	(182)	(8)%	5	—%
Average selling prices (dollars per ton):
Ammonia	$477	$456	$556	$21	5%	$(100)	(18)%
UAN(1)	227	255	286	(28)	(11)%	(31)	(11)%
Natural gas costs:
Purchased natural gas costs (per MMBtu)(2)	$2.49	$4.28	$3.56	$(1.79)	(42)%	$0.72	20%
Realized derivatives loss (gain) (per MMBtu)(3)	0.26	(0.25)	0.02	0.51	N/M	(0.27)	N/M
Natural gas costs (per MMBtu)	$2.75	$4.03	$3.58	$(1.28)	(32)%	$0.45	13%
Production volume by product (tons in thousands):
Ammonia(4)	1,109	1,147	1,104	(38)	(3)%	43	4%
UAN(1)	1,688	1,942	1,928	(254)	(13)%	14	1%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

TERRA NITROGEN COMPANY, L.P.

Year ended December 31, 2015 Compared to Year ended December 31, 2014
In the first quarter of 2015, we commenced planned turnarounds of an ammonia plant and a UAN plant, together representing approximately one-half of the production capacity of the Verdigris nitrogen complex. The ammonia plant turnaround was completed in the first quarter of 2015 and the UAN plant turnaround, including certain follow-on maintenance, was completed in the second quarter of 2015. These turnarounds reduced production in the year ended December 31, 2015 as compared to production in the year ended December 31, 2014.
Our net sales in 2015 were $581.7 million, a decrease of $66.6 million, or 10%, from net sales of $648.3 million in 2014 due primarily to the decrease in UAN average selling prices and decrease in UAN sales volume attributable to lower production as a result of the turnarounds, partially offset by higher ammonia sales volume and ammonia average selling prices.
UAN selling prices declined 11% to $227 per ton in 2015 from $255 per ton in 2014. The decline in UAN average selling prices was due to excess global supply availability weighing on global nitrogen fertilizer selling prices and increased UAN imports into the North American market. UAN volume decreased by 14% to 1,668,000 tons in 2015 from 1,937,000 tons in 2014 due to the impact of the UAN plant turnaround in the first half of 2015. Ammonia sales volume increased 26% in 2015 to 418,000 tons from 331,000 tons in 2014 as a result of the impact of the turnaround of the UAN plant which increased the amount of ammonia available for sale. Additionally, an early spring application window, together with customer preferences for ammonia contributed to the increase. Ammonia selling prices increased 5% to $477 per ton in 2015 from $456 per ton in 2014. The increase in ammonia selling prices was due to a tighter U.S. producer inventory position as we entered 2015.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	2015 vs. 2014
	(in millions, except per ton amounts)
Realized natural gas costs	$108.8	$164.7	$(55.9)	(34)%
Unrealized mark-to-market loss on natural gas derivatives	23.1	12.6	10.5	83%
Payroll-related expenses	27.9	24.0	3.9	16%
Other	96.1	60.3	35.8	59%
Total cost of goods sold	$255.9	$261.6	$(5.7)	(2)%
Average cost of goods sold per ton	$123	$115	$8	7%
The average cost of goods sold per ton increased to $123 per ton in 2015 from $115 per ton in 2014. The 7% increase was due primarily to lower production levels due to plant turnarounds, the impact of higher payroll-related expenses for employees working on turnaround activities and certain items in the other category in the table above, such as higher maintenance costs and higher depreciation as a result of the turnarounds in the first half of 2015. These items were partially offset by lower natural gas costs. Overall, cost of goods sold decreased by 2% from 2014 to $255.9 million in 2015 due primarily to lower UAN sales volume and lower natural gas costs. Realized natural gas costs decreased 32%, from $4.03 per MMBtu in 2014 to $2.75 per MMBtu in 2015. Additionally, we recorded a $23.1 million unrealized net mark-to-market loss on natural gas derivatives in 2015, compared to a $12.6 million unrealized net mark-to-market loss in 2014.
Our gross margin was $325.8 million in 2015 compared to $386.7 million in 2014. Gross margin decreased 16% compared to the prior year due primarily to lower UAN average selling prices as a result of excess global supply and increased UAN imports into the North American market and lower UAN sales volume as a result of reduced production due to the turnaround activities. In addition, gross margin was also impacted by higher average cost of goods sold per ton as a result of the increase in unrealized mark-to-market loss on natural gas in the year ended December 31, 2015 in comparison to prior year period and higher maintenance costs and higher depreciation costs as a result of the turnaround activities in 2015. Gross margin as a percentage of sales decreased to 56.0% in 2015 from 59.6% in 2014.
Selling, general and administrative expenses, including other general and administrative expenses, were $18.9 million in 2015 compared to $16.7 million in 2014 due primarily to a loss on disposal of certain machinery and equipment during 2015.
Our net earnings were $306.9 million in 2015, a decrease of $63.1 million, or 17%, as compared to $370.0 million in 2014. Net earnings decreased primarily due to the lower gross margin.

TERRA NITROGEN COMPANY, L.P.

Year ended December 31, 2014 Compared to Year ended December 31, 2013
Our net sales for 2014 were $648.3 million, a decrease of $87.9 million, or 12%, from net sales of $736.2 million in 2013 due primarily to lower selling prices.
Ammonia average selling prices declined 18% to $456 per ton in 2014 from $556 per ton in 2013. Increased exports by Chinese urea producers negatively impacted the pricing of all forms of nitrogen products during the early part of 2014. In North America, higher producer inventories entering into 2014 due to a shortened 2013 fall ammonia season caused downward pressure on ammonia prices in 2014. Ammonia volume increased 4% in 2014 to 331,000 tons from 319,000 tons in 2013 due to strong demand in the first half of the year attributable to favorable weather conditions and pricing for ammonia, and higher production volume than in 2013, when a plant turnaround occurred.
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
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013	2014 vs. 2013
	(in millions, except per ton amounts)
Realized natural gas costs	$164.7	$141.5	$23.2	16%
Unrealized mark-to-market loss (gain) on natural gas derivatives	12.6	(9.1)	21.7	(238)%
Payroll-related expenses	24.0	24.7	(0.7)	(3)%
Other	60.3	59.3	1.0	2%
Total cost of goods sold	$261.6	$216.4	$45.2	21%
Average cost of goods sold per ton	$115	$96	$19	20%
The average cost of goods sold per ton increased to $115 per ton in 2014 from $96 per ton in 2013. The 20% increase is attributable primarily to higher realized natural gas costs and the effect of unrealized net mark-to-market losses on natural gas derivatives. Realized natural gas costs increased 13%, from $3.58 per MMBtu in 2013 to $4.03 per MMBtu in 2014. Additionally, we recorded a $12.6 million unrealized net mark-to-market loss on natural gas derivatives for 2014, compared to a $9.1 million unrealized net mark-to-market gain for 2013.
Our gross margin was $386.7 million in 2014 compared to $519.8 million in 2013. Gross margin decreased compared to the prior year due primarily to a decrease in average selling prices and an increase in cost of goods sold due to the combination of higher realized natural gas prices and the impact of unrealized net mark-to-market losses on natural gas derivatives in the year ended December 31, 2014 versus gains in the prior year period. Gross margin as a percentage of sales decreased to 59.6% in 2014 from 70.6% in 2013.
Selling, general and administrative expenses were $16.7 million in 2014 compared to $17.4 million in 2013.
Our net earnings were $370.0 million in 2014, a decrease of $132.4 million, or 26%, as compared to $502.4 million in 2013. Net earnings primarily decreased due to the lower gross margin.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources
Summary
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of December 31, 2015 was $106.4 million, a decrease of $6.6 million from the balance of $113.0 million as of December 31, 2014. Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. government obligations.
Because we sell our product to, and receive payroll and other related services from, affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$375.1	$405.3	$488.9
Investing activities	(86.9)	(67.1)	(94.2)
Financing activities	(294.8)	(312.1)	(457.2)
(Decrease) increase in cash and cash equivalents	$(6.6)	$26.1	$(62.5)
Operating Activities
Net cash provided by operating activities was $375.1 million in 2015 compared to $405.3 million in 2014 and $488.9 million in 2013. The $30.2 million decrease in 2015 was due primarily to a $63.1 million decrease in net earnings. The $83.6 million decrease in cash provided by operating activities in 2014 as compared to 2013 was due primarily to a $132.4 million decrease in net earnings, partially offset by favorable changes in amounts invested in working capital in 2014 as compared to 2013. The increase in working capital in 2013 was due primarily to an increase in amounts due from affiliates of the General Partner. Net earnings included depreciation and amortization expense of $35.8 million, $23.5 million and $19.3 million in 2015, 2014 and 2013, respectively, and unrealized loss (gain) on derivatives of $24.3 million, $11.4 million and $(8.6) million in 2015, 2014 and 2013, respectively.
Investing Activities
Net cash used in investing activities was $86.9 million in 2015 compared to $67.1 million in 2014 and $94.2 million in 2013. The $19.8 million increase in 2015 in cash used in investing activities from 2014 was due primarily to higher capital spending due to plant turnarounds. Cash used in investing activities decreased by $27.1 million in 2014 from 2013 due primarily to higher capital spending in 2013 due to certain large capital projects and a plant turnaround. Additions to property, plant and equipment were $87.8 million, $67.1 million and $99.6 million in 2015, 2014 and 2013, respectively. See further discussion under "Capital Expenditures."
Financing Activities
Net cash used in financing activities was $294.8 million in 2015 compared to $312.1 million in 2014 and $457.2 million in 2013. The $17.3 million decrease in cash used in financing activities in 2015 compared to 2014, and the $145.1 million decrease in cash used in financing activities in 2014 compared to 2013, were both due primarily to changes in distributions paid to unitholders. Distributions paid to our unitholders were $294.8 million, $304.1 million and $465.2 million in 2015, 2014 and 2013, respectively. The distributions are paid based on "Available Cash," as defined in our agreement of limited partnership. Cash used to fund capital expenditures is a reduction of Available Cash. See further discussion below under "Capital Expenditures" regarding capital expenditure programs for 2016. For additional information on distributions, see "Partnership Distributions" below and Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership.

TERRA NITROGEN COMPANY, L.P.

Capital Expenditures
Capital expenditures totaled $87.8 million in 2015 compared to $67.1 million in 2014 with the increase primarily resulting from the turnarounds completed in the first half of 2015. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.
In 2016, we expect to make capital expenditures in the range of $45 million to $55 million. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. During the first quarter of 2016, we experienced an unscheduled outage for maintenance on one of the facility's two ammonia plants, which will result in approximately one-half of the complex being shut down for approximately two months. This will result in lower ammonia and UAN production, lower sales and lower profitability during the period, which will reduce Available Cash for distributions to unitholders. Additionally, planned maintenance, capital expenditures, and turnarounds are subject to change due to delays in regulatory approvals, and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials, and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures also reduce the Available Cash for unitholder distributions.
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
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We paid distributions of $294.8 million, $304.1 million and $465.2 million to our partners in 2015, 2014 and 2013, respectively.
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
On February 8, 2016, we announced a $2.88 cash distribution per common unit, payable on February 29, 2016 to holders of record as of February 18, 2016. In the fourth quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

TERRA NITROGEN COMPANY, L.P.

General Partner Option to Effect Mandatory Redemption of Partnership Units
At December 31, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, as was the case at December 31, 2015, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

TERRA NITROGEN COMPANY, L.P.

Off-Balance Sheet Arrangements and Contractual Obligations
We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows as of December 31, 2015:

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Operating leases	$0.2	$0.2	$0.2	$0.1	$—	$—	$0.7
Equipment purchases and plant improvements	13.0	8.7	0.1	—	—	—	21.8
Natural gas and other purchase obligations(1)(2)	33.4	1.0	—	—	—	—	34.4
Total(3)	$46.6	$9.9	$0.3	$0.1	$—	$—	$56.9
_______________________________________________________________________________

(1)	Includes minimum commitments to purchase natural gas based on prevailing ONEOK forward prices as of December 31, 2015.

(2)	Purchase obligations do not include any amounts related to our natural gas derivatives.

(3)
We have unrecorded asset retirement obligations (AROs) with an estimated cost of $4.1 million in 2015 dollars at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. For additional information on our AROs, see Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

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
Inventory Valuation
We review our inventory account balances at least quarterly, and more frequently if required by market conditions, to determine whether the carrying amount of inventories exceeds their market value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventories exceeds its estimated market value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices are less than our most recent estimate of market value, additional losses would be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.
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

TERRA NITROGEN COMPANY, L.P.

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
Recent Accounting Pronouncements
See Notes to the Consolidated Financial Statements, Note 3—New Accounting Standards for a discussion of recent accounting pronouncements.

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
As of December 31, 2015 and 2014, we had open derivative contracts for 59.6 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of December 31, 2015 would result in a favorable change in the fair value of these derivative positions by $56.0 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $56.0 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.:
We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terra Nitrogen Company, L.P.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 25, 2016

TERRA NITROGEN COMPANY, L.P.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$106.4	$113.0
Due from affiliates of the General Partner	10.4	25.2
Accounts receivable	0.8	0.4
Inventories	10.7	9.6
Prepaid expenses and other current assets	—	0.3
Total current assets	128.3	148.5
Property, plant and equipment, net	307.0	259.4
Other assets	8.4	7.9
Total assets	$443.7	$415.8
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$23.5	$32.4
Due to affiliates of the General Partner	4.5	4.2
Other current liabilities	15.9	3.6
Total current liabilities	43.9	40.2
Other liabilities	12.8	0.7
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	308.5	302.7
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	2.3	2.2
General Partner's interest	76.2	70.0
Total partners' capital	387.0	374.9
Total liabilities and partners' capital	$443.7	$415.8

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014	2013
	(in millions, except per unit amounts)
Net sales:
Product sales to an affiliate of the General Partner	$580.2	$647.1	$734.8
Other income from an affiliate of the General Partner	0.6	0.6	0.6
Other income	0.9	0.6	0.8
Total	581.7	648.3	736.2
Cost of goods sold:
Materials, supplies and services	228.0	237.6	191.7
Services provided by affiliates of the General Partner	27.9	24.0	24.7
Gross margin	325.8	386.7	519.8
Selling, general and administrative services provided by affiliates of the General Partner	15.7	15.6	15.3
Other general and administrative expenses	3.2	1.1	2.1
Net earnings	$306.9	$370.0	$502.4
Allocation of net earnings:
General Partner	$117.7	$143.1	$205.7
Class B Common Units	3.0	3.6	4.9
Common Units	186.2	223.3	291.8
Net earnings	$306.9	$370.0	$502.4
Net earnings per Common Unit	$10.06	$12.07	$15.77

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Partners' Capital

	Common Units	Class B Common Units	General Partner's Interests	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2012	$238.3	$1.2	$32.3	$271.8
Net earnings	291.8	4.9	205.7	502.4
Distributions	(265.6)	(4.6)	(195.0)	(465.2)
Partners' capital as of December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	223.3	3.6	143.1	370.0
Distributions	(185.1)	(2.9)	(116.1)	(304.1)
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	186.2	3.0	117.7	306.9
Distributions	(180.4)	(2.9)	(111.5)	(294.8)
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(in millions)
Operating Activities:
Net earnings	$306.9	$370.0	$502.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35.8	23.5	19.3
Unrealized loss (gain) on derivatives	24.3	11.4	(8.6)
Loss (gain) on disposal of property, plant and equipment	2.0	—	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	(0.4)	0.6	(0.4)
Inventories	(1.1)	(3.7)	(0.2)
Accounts payable and accrued expenses	(6.7)	3.1	(0.7)
Due to/from affiliates of the General Partner	15.1	4.4	(25.3)
Other assets and liabilities	(0.8)	(4.0)	2.8
Net cash provided by operating activities	375.1	405.3	488.9
Investing Activities:
Additions to property, plant and equipment	(87.8)	(67.1)	(99.6)
Proceeds from sale of property, plant and equipment	0.9	—	—
Change in demand deposit with an affiliate of the General Partner	—	—	5.4
Net cash used in investing activities	(86.9)	(67.1)	(94.2)
Financing Activities:
Partnership distributions paid	(294.8)	(304.1)	(465.2)
Other	—	(8.0)	8.0
Net cash used in financing activities	(294.8)	(312.1)	(457.2)
(Decrease) increase in cash and cash equivalents	(6.6)	26.1	(62.5)
Cash and cash equivalents at beginning of period	113.0	86.9	149.4
Cash and cash equivalents at end of period	$106.4	$113.0	$86.9

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to the Consolidated Financial Statements
1.     Background and Basis of Presentation
Terra Nitrogen Company, L.P. ("TNCLP", "we," "our" or "us") is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2015, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of December 31, 2015.
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
Throughout this document, the term "affiliates of the General Partner" refers to the consolidated subsidiaries of CF Industries, including TNGP.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP).
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
Inventories
Inventories are reported at the lower of cost or market and are determined on a first-in, first-out or average cost basis. Inventories include the cost of materials, production labor and production overhead. Market value is reviewed quarterly. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. Depreciable lives range from 10 to 40 years for buildings and 5 to 30 years for machinery and equipment. We periodically review these depreciable lives and change the estimates to reflect the results of those reviews.
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
Income Taxes
As a partnership, we are not subject to income taxes. For additional information, see Note 1—Background and Basis of Presentation. The income tax liability of the individual partners is not reflected in our consolidated financial statements.

TERRA NITROGEN COMPANY, L.P.

Derivative Financial Instruments
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we use are primarily fixed price swaps and options traded in the over-the-counter markets. These derivatives reference NYMEX futures contract prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.
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

TERRA NITROGEN COMPANY, L.P.

3.     New Accounting Standards
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory (an update to Topic 330, Inventory), effective for annual and interim periods beginning after December 15, 2016. ASU No. 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We use the FIFO or average cost methods and are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be capitalized and disclosed. In July 2015, the FASB voted to defer the effective date of this ASU through the issuance of ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted by the FASB. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
4.     Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We declared and paid distributions of $294.8 million, $304.1 million and $465.2 million to our partners in 2015, 2014 and 2013, respectively.
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
On February 8, 2016, we announced a $2.88 cash distribution per common unit, payable on February 29, 2016 to holders of record as of February 18, 2016. In the fourth quarter of 2015, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

TERRA NITROGEN COMPANY, L.P.

The quarterly cash distributions to the unitholders and the General Partner declared in 2015 and 2014 are as follows:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2015
	First Quarter	$46.3	$2.50	$0.7	$4.03	$29.1	$76.1
	Second Quarter	38.5	2.08	0.6	3.20	21.3	60.4
	Third Quarter	43.6	2.36	0.7	3.74	26.5	70.8
	Fourth Quarter	52.0	2.81	0.9	4.64	34.6	87.5
2014
	First Quarter	$38.8	$2.10	$0.6	$3.24	$21.7	$61.1
	Second Quarter	55.8	3.01	0.9	5.03	38.3	95.0
	Third Quarter	57.5	3.11	1.0	5.22	40.1	98.6
	Fourth Quarter	33.0	1.78	0.4	2.61	16.0	49.4
As of December 31, 2015, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at December 31, 2015, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
5.     Net Earnings per Common Unit
Net earnings per common unit is based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$306.9	$370.0	$502.4
Less: Net earnings allocable to General Partner	117.7	143.1	205.7
Less: Net earnings allocable to Class B Common Units	3.0	3.6	4.9
Net earnings allocable to Common Units	$186.2	$223.3	$291.8
Weighted-average Common Units outstanding	18.5	18.5	18.5
Net earnings per Common Unit	$10.06	$12.07	$15.77
There were no dilutive TNCLP units outstanding for the years ended December 31, 2015, 2014 and 2013.

TERRA NITROGEN COMPANY, L.P.

6.     Inventories
Inventories consisted of the following:

	December 31,
	2015	2014
	(in millions)
Finished goods	$7.2	$7.8
Raw materials, spare parts and supplies	3.5	1.8
Total	$10.7	$9.6
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

	December 31,
	2015	2014
	(in millions)
Unrealized gains in other current assets	$—	$0.1
Unrealized losses in other current liabilities	(15.9)	(3.6)
Unrealized losses in other liabilities	(12.0)	—
Net derivative liabilities	$(27.9)	$(3.5)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Unrealized mark-to-market (losses) gains	$(23.1)	$(12.6)	$9.1
Realized (losses) gains	(10.6)	10.5	(0.8)
Net derivative (losses) gains	$(33.7)	$(2.1)	$8.3

TERRA NITROGEN COMPANY, L.P.

As of December 31, 2015 and 2014, we had open derivative contracts for 59.6 million MMBtus and 7.6 million MMBtus, respectively, of natural gas. The derivative portfolio includes natural gas derivatives that hedge a portion of 2016, 2017 and 2018 natural gas purchases. For the year ended December 31, 2015, we used derivatives to cover approximately 64% of our natural gas consumption.
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

Most of the ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. Downgrades in the credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support or daily cash settlement of unrealized losses. As of December 31, 2015 and 2014, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $27.9 million and $3.6 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2015 and 2014, we had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

TERRA NITROGEN COMPANY, L.P.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2015 and 2014:

		Gross amounts not offset in consolidated balance sheets

	Gross and net amounts presented in consolidated balance sheets(1)	Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(27.9)	—	—	(27.9)
Net assets (liabilities)	$(27.9)	$—	$—	$(27.9)
December 31, 2014
Total derivative assets	$0.1	$0.1	$—	$—
Total derivative liabilities	(3.6)	(0.1)	—	(3.5)
Net assets (liabilities)	$(3.5)	$—	$—	$(3.5)
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

8.     Fair Value Measurements
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value as of December 31, 2015 and 2014:

	Balances as of December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$106.4	$106.4	$—	$—
Total assets at fair value	$106.4	$106.4	$—	$—
Unrealized losses on natural gas derivatives	(27.9)	—	(27.9)	—
Total liabilities at fair value	$(27.9)	$—	$(27.9)	$—

	Balances as of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$113.0	$113.0	$—	$—
Unrealized gains on natural gas derivatives	0.1	—	0.1	—
Total assets at fair value	$113.1	$113.0	$0.1	$—
Unrealized losses on natural gas derivatives	$(3.6)	$—	$(3.6)	$—
Total liabilities at fair value	$(3.6)	$—	$(3.6)	$—

TERRA NITROGEN COMPANY, L.P.

Cash and Cash Equivalents
As of December 31, 2015 and 2014, our cash and cash equivalents consisted primarily of money market mutual funds that invest in U.S. government obligations.
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
9.     Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31,
	2015	2014
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	14.5	8.1
Machinery and equipment	537.5	401.4
Construction in progress	18.9	109.2
	572.5	520.3
Less: Accumulated depreciation and amortization	265.5	260.9
	$307.0	$259.4
Additions to property, plant and equipment included in our consolidated statements of cash flows includes cash outflows for capital expenditures; therefore, it does not include the net (decrease) increase in amounts accrued for capital expenditures, which were $(2.2) million, $1.3 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013.
During 2015, we recorded losses of approximately $2.0 million on the disposal of certain machinery and equipment, which is included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity for 2015, 2014 and 2013.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$16.7	$22.7	$2.6
Additions	33.6	0.3	24.7
Depreciation	(12.5)	(6.3)	(4.6)
Ending balance	$37.8	$16.7	$22.7
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
Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the years ended December 31, 2015, 2014 and 2013 were $27.9 million, $24.0 million and $24.7 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the years ended December 31, 2015, 2014 and 2013 were $15.7 million, $15.6 million and $15.3 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of December 31, 2015 and 2014, we had a net balance due from affiliates of the General Partner of $5.9 million and $21.0 million, respectively.
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
We recognized rental income related to the above lease agreements for the years ended December 31, 2015, 2014 and 2013 of $0.6 million, which is reflected in other income in our consolidated statements of operations.

TERRA NITROGEN COMPANY, L.P.

11.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. The most recent estimate of the aggregate cost of these AROs expressed in 2015 dollars is $4.1 million. We have not recorded a liability for these conditional AROs as of December 31, 2015 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
12.   Commitments
The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are insignificant for 2016.
Rent expense under non-cancelable operating leases for years ended December 31, 2015, 2014 and 2013 was insignificant.
As of December 31, 2015, we had commitments of approximately $34.4 million related to firm quantities of gas and open purchase orders. The natural gas commitments are based on a firm quantity of natural gas at market prices. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.
13.   Quarterly Financial Data (Unaudited)
Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2015
Net sales	$126.6	$153.6	$150.2	$151.3
Gross margin	65.0	103.7	74.1	83.0
Net earnings	59.0	99.3	69.4	79.2
Net earnings per Common Unit	2.03	3.31	2.23	2.49
2014
Net sales	$177.7	$167.5	$135.1	$168.0
Gross margin	107.5	104.2	76.1	98.9
Net earnings	102.9	100.1	72.0	95.0
Net earnings per Common Unit	3.26	3.16	2.60	3.05
14.   Subsequent Event
During the first quarter of 2016, we experienced an unscheduled outage for maintenance on one of the facility's two ammonia plants, which will result in approximately one-half of the complex being shut down for approximately two months.

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
(b) Management's Report on Internal Control over Financial Reporting.
Management's Report on Internal Control over Financial Reporting
TNGP's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Partnership. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2015. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2015, a copy of which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.:
We have audited Terra Nitrogen Company, L.P.'s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Terra Nitrogen Company, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terra Nitrogen Company, L.P. as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 25, 2016

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
We have no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of TNGP, the General Partner. The ages of the directors and executive officers are as of February 18, 2016. The sole stockholder of the General Partner elects the directors of the General Partner. All directors hold office until their successors are duly elected and qualified or their resignation or removal. All officers of the General Partner serve at the discretion of the directors.
The board's independence determination described below under the headings "Audit Committee" and "Nominating and Corporate Governance Committee" and "Corporate Governance Matters" was based on information provided by the General Partner's directors and discussions among the General Partner's officers and directors. The Nominating and Corporate Governance Committee of the Board of Directors of the General Partner reviews and designates director-nominees in accordance with the policies and principles of its charter and the General Partner's Corporate Governance Guidelines.

Directors
Coleman L. Bailey (age 65)
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

Douglas C. Barnard (age 57)
Mr. Barnard has been a director of TNGP since June 2010 and Chairman of the Board of TNGP since February 2016. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland and Ellis and, prior to that, a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology ("M.I.T."), a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. Mr. Barnard is also a lecturer at the University of Chicago Law School and a member of the M.I.T Corporation Development Committee. The Board of Directors selected Mr. Barnard as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive legal and corporate governance experience, and his expertise with public company reporting.

Christopher D. Bohn (age 48)
Mr. Bohn has been a director of TNGP since February 2016. He has served as CF Industries' Senior Vice President, Manufacturing, since January 2016 and was previously CF Industries' Senior Vice President, Supply Chain, from January 2015 to December 2015, Vice President, Supply Chain, from January 2014 to January 2015, Vice President, Corporate Planning, from October 2010 to January 2014 and Director, Corporate Planning and Analysis, from September 2009 to October 2010. Prior to joining CF Industries, Mr. Bohn served as Chief Financial Officer for Hess Print Solutions from August 2007 to September 2009. Earlier in his career, Mr. Bohn was Vice President, Global Financial Planning and Analysis, for Merisant Worldwide, Inc. He holds a B.S. degree in finance from Indiana University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.

TERRA NITROGEN COMPANY, L.P.

Richard A. Hoker (age 51)
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

Michael A. Jackson (age 61)
Mr. Jackson has been a director of TNGP (or its predecessor TNC) since February 2002. Mr. Jackson founded Jackson & Associates Consulting, LLC in October 2014 and serves as its Chief Executive Officer. Jackson & Associates provides strategic and marketing services to its agribusiness and life sciences clients. Prior to founding Jackson & Associates, Mr. Jackson served as Chief Marketing and Strategy Officer of Trupointe Cooperative from September 2011 to October 2014. Previously, Mr. Jackson served as the Chief Executive Officer and President of Adayana, Inc. from April 2008 to May 2011 and served as Chief Operating Officer of Adayana, Inc. from February 2006 to April 2008. Mr. Jackson was Chief Executive Officer and President of Agri Business Group, Inc., which he founded in 1979, until its merger with Adayana, Inc. in October 2005. The Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the Chief Marketing and Strategy Officer of Trupointe Cooperative and as President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc. Mr. Jackson is also a director of Renewable Energy Group, Inc.

Anne H. Lloyd (age 54)
Ms. Lloyd has been a director of TNGP since May 2009. She has been Executive Vice President, Chief Financial Officer of Martin Marietta Materials, Inc. since May 2013; Executive Vice President, Chief Financial Officer and Treasurer from 2009 to 2013; Senior Vice President, Chief Financial Officer and Treasurer from 2006 to 2009; Senior Vice President and Chief Financial Officer from 2005 to 2006; Chief Accounting Officer from 1999 to 2005; and Vice President and Controller from 1998 to 1999. The Board of Directors selected Ms. Lloyd as a director, among other reasons, because of her significant experience gained in a variety of positions with a public company, particularly her expertise with public company financial reporting, enabling her to qualify as an "audit committee financial expert" as that term has been defined by the Securities and Exchange Commission.

TERRA NITROGEN COMPANY, L.P.

Executive Officers
W. Anthony Will (age 50)
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

Douglas C. Barnard (age 57)
Mr. Barnard has been Senior Vice President, General Counsel, and Secretary of TNGP since January 2012 and was previously Vice President, General Counsel, and Secretary of TNGP from April 2010 to January 2012. He has served as Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland and Ellis and, prior to that, was a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from M.I.T., a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. Mr. Barnard is also a lecturer at the University of Chicago Law School and a member of the M.I.T Corporation Development Committee.

Christopher D. Bohn (age 48)
Mr. Bohn has been Senior Vice President, Manufacturing, of TNGP since January 2016 and was previously Senior Vice President, Supply Chain, of TNGP from February 2015 to December 2015, Vice President, Supply Chain, of TNGP from January 2014 to February 2015 and Vice President, Corporate Planning, of TNGP from October 2010 to January 2014. He has served as CF Industries' Senior Vice President, Manufacturing, since January 2016 and was previously CF Industries' Senior Vice President, Supply Chain, from January 2015 to December 2015, Vice President, Supply Chain, from January 2014 to January 2015,Vice President, Corporate Planning, from October 2010 to January 2014 and Director, Corporate Planning and Analysis, from September 2009 to October 2010. Prior to joining CF Industries, Mr. Bohn served as Chief Financial Officer for Hess Print Solutions from August 2007 to September 2009. Earlier in his career, Mr. Bohn was Vice President, Global Financial Planning and Analysis, for Merisant Worldwide, Inc. He holds a B.S. degree in finance from Indiana University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.

TERRA NITROGEN COMPANY, L.P.

Bert A. Frost (age 51)
Mr. Frost has been Senior Vice President, Sales and Market Development, of TNGP since January 2012 and was previously Vice President, Sales and Market Development, of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Sales and Market Development since January 2012 and was previously CF Industries' Vice President, Sales and Market Development from January 2009 to December 2011. Before joining CF Industries in November 2008, Mr. Frost spent over 13 years with Archer Daniels Midland Company, where he served most recently as Managing Director—International Fertilizer/Inputs from June 2008 to November 2008 and Director—Fertilizer, Logistics and Ports Divisions, ADM—Brazil from April 2000 to June 2008. Earlier in his career, Mr. Frost held positions of increasing responsibility at Archer Daniels Midland and Koch Industries, Inc. He holds a B.S. degree from Kansas State University and is a graduate of Harvard Business School's Advance Management Program.

Adam Hall (age 41)
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

Richard A. Hoker (age 51)
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

Wendy S. Jablow (age 53)
Ms. Jablow has been Senior Vice President, Human Resources, of TNGP since January 2012 and was previously Vice President, Human Resources, of TNGP from April 2010 to January 2012. She has served as CF Industries' Senior Vice President, Human Resources, since January 2012 and was previously CF Industries' Vice President, Human Resources, from August 2007 to December 2011. Prior to joining CF Industries, Ms. Jablow served as the Chief Human Resources Officer of Fenwal, Inc., a medical device manufacturer. Earlier in her career, Ms. Jablow spent eight years with Ideal Industries, Inc., an electrical equipment manufacturer and technology design company, where she served as Vice President, Human Resources and Administration. During much of her time at Ideal Industries, Ms. Jablow held a concurrent position as Vice president and General Manager of Ideal Industries' DataComm business unit. Ms. Jablow holds a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. degree from the University of Michigan. She is also a certified public accountant.

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
Meetings of the Board
The Board of Directors held four regular meetings in 2015. Each director attended 75 percent or more of the total meetings of the Board.

TERRA NITROGEN COMPANY, L.P.

Audit Committee
In 2015, the Audit Committee of the Board of Directors of TNGP met five times and each member of the committee attended 100 percent of the meetings of the committee. The Audit Committee is currently composed of Ms. Lloyd (Chairman) and Messrs. Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the New York Stock Exchange (NYSE) listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the General Partner's Board of Directors on October 27, 2015, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Internet web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.
Nominating and Corporate Governance Committee
In 2015, the Nominating and Corporate Governance Committee of the Board of Directors of TNGP met three times and each member of the committee attended 100 percent of the meetings of the committee. The Nominating and Corporate Governance Committee is currently composed of Messrs. Bailey (Chairman), Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the Board. The Corporate Governance Guidelines of the Board of Directors establishes that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the Board of Directors' duties. The Corporate Governance Guidelines also establishes that the Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.
The Board of Directors has determined that the above mentioned policy has been implemented appropriately when, and has been effective in, determining the qualifications of potential director candidates to the Board of Directors.
The current Nominating and Corporate Governance Committee Charter was adopted by the General Partner's Board of Directors on October 27, 2015, and is reviewed annually by the Nominating and Corporate Governance Committee. A copy can be viewed on CF Industries' Internet web site at www.cfindustries.com by selecting "Terra Nitrogen (TNH) Investors" and "Governance." The charter is also available in print to unitholders upon request as described in Item 1, Business—Overview, of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's executive officers, directors and greater than 10 percent of beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the SEC and the NYSE. TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2015 in a timely manner.
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
During 2015, in accordance with the Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the board without management or management directors. The executive sessions are held at board meetings and the independent directors choose one of the independent directors to lead the discussion and preside at each such meeting.
Communication
Interested parties who wish to communicate a message to the Board, the independent directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 4 Parkway North, Suite 400, Deerfield, IL 60015-2590.

TERRA NITROGEN COMPANY, L.P.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
We do not have any executive officers or employees. Instead, we are managed by the General Partner, TNGP, the executive officers of which are officers of CF Industries or its subsidiaries. CF Industries owns approximately 75% of the outstanding common units representing our limited partnership interests and CF Industries is also the indirect 100% owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from CF Industries. The compensation committee of the Board of Directors of CF Industries is responsible for the compensation decisions relating to the executive officers of TNGP. The Board of Directors of TNGP does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP's executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by CF Industries, see the Schedule 14A definitive proxy statement of CF Industries, which will be filed with the Securities and Exchange Commission when available.
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
Respectfully submitted,
Douglas C. Barnard, Chairman
Coleman L. Bailey
Christopher D. Bohn
Richard A. Hoker
Michael A. Jackson
Dennis P. Kelleher
Anne H. Lloyd

SUMMARY COMPENSATION TABLE
Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid by either TNGP or us during 2015.

TERRA NITROGEN COMPANY, L.P.

DIRECTOR COMPENSATION
TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors (the "TNGP Board") for the fiscal year ended December 31, 2015.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2)	Total
Bailey, C.	$52,500	$132,763	$185,263
Jackson, M.	$50,000	$114,748	$164,748
Lloyd, A.	$60,000	$112,581	$172,581
_______________________________________________________________________________

(1)	For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation, with respect to TNCLP phantom units granted to each director in 2015, including additional units received as dividends during the year on units held by the director. The phantom unit awards granted to directors in 2015 will settle in cash based upon the average closing price per common unit for the 20-trading-day period that immediately precedes the vesting date (unless deferred pursuant to the terms of the TNGP Phantom Unit Program). Additional information with respect to the TNGP Phantom Unit Program is set forth below under "Director Phantom Unit Awards."

Director Fees Paid in Cash
In 2015, each non-employee director of the TNGP Board received an annual retainer of $50,000 (paid quarterly). We do not pay meeting fees to our non-employee directors. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. In 2015, Messrs. Will, Barnard, Kelleher and Hoker served on the TNGP Board and were employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board.
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
The annual awards are governed by the Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit and Deferred Compensation Plan (the "TNGP Phantom Unit Program"). Each phantom unit granted pursuant to the TNGP Phantom Unit Program is unvested on the date of grant. For grants made prior to 2015, each phantom unit vested automatically on the first anniversary of the grant date, provided that the director continued to serve on the TNGP Board through such date. For grants made during or after 2015, each phantom unit vests automatically on the earlier of (i) a director's separation from service that is other than a removal for cause or (ii) the date of the first meeting of the TNGP Board of the calendar year following the date of grant of the award. Unless a director elected to defer phantom units (as described below), upon vesting, the director will receive a cash payment in respect of the phantom units (including any additional phantom units received in connection with quarterly distributions to TNCLP common unitholders following the date of grant). The amount paid with respect to each such phantom unit will be equal to the average closing price of common units for the 20-trading-day period immediately preceding the vesting date.

TERRA NITROGEN COMPANY, L.P.

Under the TNGP Phantom Unit Program, directors may elect to defer receipt of phantom units granted pursuant to the plan. Each non-employee director may elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25%) of phantom units that may be awarded during the following year. Phantom units (including any additional phantom units received in connection with quarterly distributions to TNCLP common unitholders following the date of the grant) that a non-employee director elects to defer are credited to an unfunded deferred compensation account. Deferred phantom units are generally required to be held in an unfunded deferred compensation account until the date of the director's departure from the TNGP Board. Pursuant to the terms of the TNGP Phantom Unit Program, amounts credited to a director's deferred compensation account shall be deemed to be invested in TNCLP common units or in such form of alternative unit as the director designates from among the options made available from time to time by TNGP. Upon departure, the deferred compensation account value is paid out in cash based on the average closing price of TNCLP common units or alternative unit, as applicable, for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of deferred phantom units will be paid in a lump sum upon consummation of the transaction.
In 2005, the TNGP Board adopted a phantom unit program (the "2005 Phantom Unit Program") which entitled each non-employee director of TNGP to an annual grant of 1,250 TNLP phantom units. All phantom unit awards granted pursuant to the 2005 Phantom Unit Program are generally required to be held in an unfunded deferred compensation account until the date of the director's departure from the TNGP Board. Amounts credited to a director's deferred compensation account shall be deemed to be invested in TNCLP common units or in such form of alternative unit as the director designates from among the options made available from time to time by TNGP. Upon departure, the deferred compensation account value is paid out in cash based on the average closing price of TNCLP common units or alternative units, as applicable, for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of the deferred phantom units will be paid in a lump sum upon consummation of the transaction.
The following table sets forth the number of phantom units held by each non-employee director as of February 18, 2016, and awards vested in 2015.

			Number of Phantom Units Currently Held
	Number of Phantom Units Vested in 2015	Value Realized on Vesting ($)
Name			Vested	Unvested
Bailey, C.	537.93	$65,358	3,877.53	847.86
Jackson, M.	537.93	$65,358	2,675.20	847.86
Lloyd, A.	537.93	$65,358	2,068.42	847.86
Other Director Compensation
TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.
Compensation Committee Interlocks and Insider Participation
TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' 2015 proxy statement. No such director has any direct or indirect material interest in or relationship with TNGP other than stockholdings as discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management, of this Annual Report on Form 10-K and as related to his or her position as a director, except as described under the caption "Certain Relationships and Related Transactions." During 2015, no officer of TNGP (or its predecessor) served on the Board of Directors of any other entity, where any officer or director of such other entity also served on TNGP's (or its predecessor) Board or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

TERRA NITROGEN COMPANY, L.P.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. CF Industries Enterprises, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of CF Industries. Terra LP Holdings LLC (also an indirect wholly-owned subsidiary of CF Industries) owned directly, as of February 18, 2016, 13,889,014 common units of TNCLP. CF Industries and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.
The following table shows the ownership of TNCLP common units and CF Industries common stock as of February 18, 2016 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons), (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Units Beneficially Owned	Percent of Class	Number of CF Industries Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)	13,889,014	75.1%	—	—
CF Industries, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Enterprises, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Sales, LLC(3)	13,889,014	75.1%	—	—
Terra LP Holdings LLC(3)	13,889,014	75.1%	—	—
Terra Nitrogen GP Inc.(4)	—	—	—	—
W. Anthony Will	—	—	472,070	*
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	285,506	*
Christopher D. Bohn	—	—	88,968	*
Bert A. Frost	—	—	285,787	*
Adam Hall	—	—	42,487	*
Richard A. Hoker	—	—	109,049	*
Wendy S. Jablow	—	—	138,384	*
Michael A. Jackson	—	—	—	—
Dennis P. Kelleher	—	—	203,012	*
Anne H. Lloyd	—	—	—	—
All directors and management as a group (11 persons)	—	—	1,625,263	*
_______________________________________________________________________________

*	Represents less than 1% of class.

(1)
Each person has sole voting and investment power of all the CF Industries common shares indicated, either individually or jointly or in common with the individual’s spouse, subject to community property laws where applicable.

(2)
The shares indicated for Messrs. Will, Barnard, Bohn, Frost, Hall, Hoker, and Kelleher and Ms. Jablow include shares of restricted stock granted under CF Industries’ equity and incentive plans that have not yet vested. These shares of restricted stock can be voted during the vesting period. The shares indicated for Messrs. Will, Barnard, Bohn, Frost, Hall, Hoker, and Kelleher and Ms. Jablow include shares underlying stock options granted under CF Industries' equity and incentive plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted. The table does not include restricted stock units or performance vesting restricted stock units granted pursuant to CF Industries’ equity and incentive plans, as these awards cannot be voted during the vesting period. The table does not include “phantom” shares held by Messrs. Will and Barnard and Ms. Jablow as a deemed investment under CF Industries’ S

TERRA NITROGEN COMPANY, L.P.

upplemental Benefit and Deferral Plan (a non-qualified benefits restoration and deferred compensation plan), as these phantom shares cannot be voted.

(3)
By virtue of its ownership of all the outstanding equity of Terra LP Holdings LLC, CF Industries Sales, LLC may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC. By virtue of its ownership of all the outstanding equity of CF Industries Sales, LLC, CF Industries Enterprises, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC and CF Industries Sales, LLC. By virtue of its ownership of all the outstanding common stock of CF Industries Enterprises, Inc., CF Industries, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, CF Industries Sales, LLC and CF Industries Enterprises, Inc. By virtue of its ownership of all the outstanding common stock of CF Industries, Inc., CF Industries may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC, CF Industries Sales, LLC, CF Industries Enterprises, Inc. and CF Industries, Inc.

(4)	Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interest in the Partnership.
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
Information with respect to certain relationships and related transactions is contained in Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10, Directors and Executive Officers of the Registrant, and is incorporated herein by reference.

TERRA NITROGEN COMPANY, L.P.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Audit Fees and Services Fees
The following table describes fees for professional audit services rendered by KPMG LLP (KPMG) for the audit of the Partnership's annual financial statements for the years ended December 31, 2015 and 2014 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2015	2014
Audit fees(1)	$303,000	$293,000
Audit related fees	—	—
Total audit and audit related fees	303,000	293,000
Tax fees	—	—
All other fees	—	—
Total fees	$303,000	$293,000
_______________________________________________________________________________

(1)
Audit fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by KPMG for the audit of the Partnership's annual financial statements and review of consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

Audit Committee Pre-Approval of Policies and Procedures
Pursuant to its charter, the Audit Committee of the Board of Directors of TNGP is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee of the Board of Directors of TNGP on February 6, 2015. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee of the Board of Directors of TNGP, as provided in its charter.

TERRA NITROGEN COMPANY, L.P.

Part IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TERRA NITROGEN COMPANY, L.P.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner

Date:	February 25, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 25, 2016 and in the capacities indicated.

Signature	Title
/s/ W. ANTHONY WILL	President and Chief Executive Officer (Principal Executive Officer)
W. Anthony Will

/s/ DENNIS P. KELLEHER	Director, Senior Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. (Principal Financial Officer)
Dennis P. Kelleher

/s/ RICHARD A. HOKER	Director, Vice President and Corporate Controller of Terra Nitrogen GP Inc. (Principal Accounting Officer)
Richard A. Hoker

/s/ DOUGLAS C. BARNARD	Director and Chairman of the Board of Terra Nitrogen GP Inc.
Douglas C. Barnard

/s/ COLEMAN L. BAILEY	Director of Terra Nitrogen GP Inc.
Coleman L. Bailey

/s/ CHRISTOPHER D. BOHN	Director of Terra Nitrogen GP Inc.
Christopher D. Bohn

/s/ MICHAEL A. JACKSON	Director of Terra Nitrogen GP Inc.
Michael A. Jackson

/s/ ANNE H. LLOYD	Director of Terra Nitrogen GP Inc.
Anne H. Lloyd

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1
Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen Company, L.P. dated September 1, 2005, filed as Exhibit 3.5 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-08520), is incorporated herein by reference.

3.2
First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated as of September 1, 2005, filed as Exhibit 3.1 to Terra Nitrogen Company, L.P.'s Form 8-K filed on September 7, 2005 (File No. 033-43007), is incorporated herein by reference.

3.3
Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated as of April 26, 2012, filed as Exhibit 3.1 to Terra Nitrogen Company, L.P.'s Form 8-K filed on May 2, 2012 (File No. 033-43007), is incorporated herein by reference.

3.4
Certificate of Incorporation of Terra Nitrogen GP Inc., dated August 29, 2005, filed as Exhibit 3.2 to Terra Nitrogen Company, L.P.'s Form 8-K filed on September 7, 2005 (File No. 033-43007), is incorporated herein by reference.

3.5	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to Terra Nitrogen Company, L.P.'s Form 8-K filed on September 7, 2005 (File No. 033-43007), are incorporated herein by reference.

3.6
Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005, filed as Exhibit 3.6 to the Terra Industries Inc. Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-08520), is incorporated herein by reference.

3.7
Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated as of September 1, 2005, filed as Exhibit 10.3 to Terra Nitrogen Company, L.P.'s Form 8-K filed on September 7, 2005 (File No. 033-43007), is incorporated herein by reference.

3.8
Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Limited Partnership, dated as of April 26, 2012, filed as Exhibit 3.8 to the Terra Nitrogen Company, L.P. Form 10-K for the fiscal year ended December 31, 2012 (File No. 033-43007), is incorporated herein by reference.

4.1
Deposit Agreement among Terra Nitrogen Company, L.P., the Depositary and Unitholders, filed as Exhibit 4.1 to the Terra Nitrogen Company, L.P. Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-10877), is incorporated herein by reference.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement incorporated by reference as Exhibit 4.1 hereto).

4.3	Form of Transfer Application (included in Exhibit B to the Deposit Agreement incorporated by reference as Exhibit 4.1 hereto).

10.1
Amended and Restated Terminal Lease agreement dated December 28, 2012, by and between Terra Nitrogen Company, L.P. and CF Industries, Inc., filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.'s Form 8-K filed on December 28, 2012 (File No. 033-43007), is incorporated herein by reference.

10.2
Amendment to the General and Administrative Services and Product Offtake Agreement by and between CF Industries, Inc., Terra Industries Inc., Terra Nitrogen GP Inc. and Terra Nitrogen Company, L.P., dated September 28, 2010, filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.'s Form 8-K filed on September 29, 2010 (File No. 033-43007), is incorporated herein by reference.

10.3
Tank Car Lease Agreement dated December 29, 2010, between Terra Nitrogen Company, L.P. and CF Industries, Inc., filed as Exhibit 10.2 to Terra Nitrogen Company, L.P.'s Form 8-K filed on December 30, 2010 (File No. 033-43007), is incorporated herein by reference.

10.4
Spare Parts Sharing Agreement, dated as of May 6, 2013, by and among CF Industries Nitrogen, LLC, Terra Nitrogen, Limited Partnership and Canadian Fertilizers Limited, filed as Exhibit 10.1 to the Terra Nitrogen Company, L.P. Form 10-Q for the quarterly period ended March 31, 2013 (File No. 033-43007), is incorporated herein by reference.

10.5	Form of Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit Agreement, amended and restated October 27, 2015.**

10.6	Form of Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit and Deferred Compensation Plan, amended and restated October 27, 2015.**

TERRA NITROGEN COMPANY, L.P.

EXHIBIT NO.	DESCRIPTION
10.7	Form of Award Agreement under the Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit and Deferred Compensation Plan. **

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Terra Nitrogen Company, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

**	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.