Form 10-Q
period 2016-03-31
TERRA NITROGEN CO L P /DE
filed 2016-05-05
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on May 4, 2016 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2016	December 31, 2015
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$48.2	$106.4
Due from affiliates of the General Partner	23.4	10.4
Accounts receivable	2.4	0.8
Inventories	3.9	10.7
Total current assets	77.9	128.3
Property, plant and equipment, net	313.4	307.0
Other assets	9.5	8.4
Total assets	$400.8	$443.7
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$23.8	$23.5
Due to affiliates of the General Partner	11.2	4.5
Other current liabilities	19.5	15.9
Total current liabilities	54.5	43.9
Other liabilities	11.7	12.8
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	281.9	308.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.8	2.3
General partner's interest	50.9	76.2
Total partners' capital	334.6	387.0
Total liabilities and partners' capital	$400.8	$443.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2016	2015
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$107.9	$126.3
Other income from an affiliate of the General Partner	0.1	0.1
Other income	—	0.2
Total	108.0	126.6
Cost of goods sold:
Materials, supplies and services	57.7	54.0
Services provided by affiliates of the General Partner	7.2	7.6
Gross margin	43.1	65.0
Selling, general and administrative services provided by affiliates of the General Partner	3.9	3.9
Other general and administrative expenses	1.5	2.1
Net earnings	$37.7	$59.0
Allocation of net earnings:
General Partner	$10.6	$20.9
Class B Common Units	0.4	0.6
Common Units	26.7	37.5
Net earnings	$37.7	$59.0
Net earnings per Common Unit	$1.44	$2.03

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	37.5	0.6	20.9	59.0
Distributions	(46.3)	(0.7)	(29.1)	(76.1)
Partners' capital as of March 31, 2015	$293.9	$2.1	$61.8	$357.8
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	26.7	0.4	10.6	37.7
Distributions	(53.3)	(0.9)	(35.9)	(90.1)
Partners' capital as of March 31, 2016	$281.9	$1.8	$50.9	$334.6

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
	(in millions)
Operating Activities:
Net earnings	$37.7	$59.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10.0	5.3
Unrealized loss (gain) on derivatives	2.3	(3.1)
Loss on disposal of property, plant and equipment	0.1	1.0
Changes in operating assets and liabilities:
Accounts receivable	(1.6)	0.1
Inventories	6.8	3.6
Accounts payable and accrued expenses	(2.4)	(0.4)
Due to/from affiliates of the General Partner	(6.3)	4.2
Other assets and liabilities	(0.9)	1.2
Net cash provided by operating activities	45.7	70.9
Investing Activities:
Additions to property, plant and equipment	(13.8)	(47.8)
Net cash used in investing activities	(13.8)	(47.8)
Financing Activities:
Partnership distributions paid	(90.1)	(76.1)
Net cash used in financing activities	(90.1)	(76.1)
Decrease in cash and cash equivalents	(58.2)	(53.0)
Cash and cash equivalents at beginning of period	106.4	113.0
Cash and cash equivalents at end of period	$48.2	$60.0

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of March 31, 2016, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of March 31, 2016.
We are a master limited partnership (MLP). Partnerships are generally not subject to federal income tax, although publicly traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes (and therefore are subject to federal income tax), unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and the partnership is not required to register as an investment company under the Investment Company Act of 1940. As we currently satisfy the requirements to be treated as a partnership for federal income tax purposes, no federal income taxes are paid by the Partnership.
On May 6, 2015, the Internal Revenue Service (IRS) published proposed regulations on the types of income and activities that constitute or generate qualifying income of an MLP. The proposed regulations would have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The proposed regulations include certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the proposed regulations reserve on specific proposals regarding fertilizer-related activities. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2015, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016.
Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP.

TERRA NITROGEN COMPANY, L.P.

2. New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, effective for annual and interim periods beginning after December 15, 2016. ASU No. 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We follow the FIFO or average cost methods and are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be capitalized and disclosed. As modified by ASU No. 2015-14, Deferral of the Effective Date, the effective date of ASU No. 2014-09 is for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU No. 2014-09, as amended, on our consolidated financial statements.
3. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2016 and 2015, we declared and paid partnership distributions of $90.1 million and $76.1 million, respectively.
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
On May 4, 2016, we announced a $1.51 cash distribution per common unit, payable on May 31, 2016 to holders of record as of May 16, 2016. In the first quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
As of March 31, 2016, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2016, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
4. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$37.7	$59.0
Less: Net earnings allocable to General Partner	10.6	20.9
Less: Net earnings allocable to Class B Common Units	0.4	0.6
Net earnings allocable to Common Units	$26.7	$37.5
Weighted-average Common Units outstanding	18.5	18.5
Net earnings per Common Unit	$1.44	$2.03
There were no dilutive TNCLP units outstanding for the three months ended March 31, 2016 and 2015.
5. Inventories
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Finished goods	$2.2	$7.2
Raw materials, spare parts and supplies	1.7	3.5
Total	$3.9	$10.7

TERRA NITROGEN COMPANY, L.P.

6. Derivative Financial Instruments
Derivative financial instruments are executed on our behalf by an affiliate of the General Partner to reduce our exposure to changes in commodity prices for natural gas. Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers.
The derivatives that we use are primarily natural gas fixed price swaps and options traded in the over-the-counter (OTC) markets. The derivative contract prices are based on NYMEX future prices based on physical delivery of natural gas at the Henry Hub in Louisiana, the most common and financially liquid location of reference for derivative financial instruments related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the ONEOK index (based on physical delivery of natural gas in Oklahoma, rather than at the Henry Hub). This creates a location basis differential between the derivative contract price and the price we pay for physical delivery of natural gas. Accordingly, the prices underlying the derivative financial instruments we use may not exactly match the prices of natural gas we purchase and consume. We enter into natural gas derivative contracts with respect to gas to be consumed by us in the future, and settlement of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.
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

	March 31, 2016	December 31, 2015
	(in millions)
Unrealized losses in other current liabilities	$(19.5)	$(15.9)
Unrealized losses in other liabilities	(10.7)	(12.0)
Net derivative liabilities	$(30.2)	$(27.9)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended March 31,
	2016	2015
	(in millions)
Unrealized mark-to-market (losses) gains	$(2.3)	$3.9
Realized losses	(7.4)	(4.6)
Net derivative losses	$(9.7)	$(0.7)
As of March 31, 2016 and December 31, 2015, we had open derivative contracts for 51.9 million MMBtus (millions of British thermal units) and 59.6 million MMBtus, respectively, of natural gas. The derivative portfolio at March 31, 2016 includes natural gas derivatives that hedge a portion of the remainder of 2016, and a portion of 2017 and 2018 natural gas purchases. For the three months ended March 31, 2016, we used derivatives to cover approximately 92% of our natural gas consumption.

TERRA NITROGEN COMPANY, L.P.

As of March 31, 2016 and December 31, 2015, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $30.2 million and $27.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with International Swaps and Derivatives Association (ISDA) agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2016 and December 31, 2015:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2016
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(30.2)	—	—	(30.2)
Net derivative liabilities	$(30.2)	$—	$—	$(30.2)
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(27.9)	—	—	(27.9)
Net derivative liabilities	$(27.9)	$—	$—	$(27.9)
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$48.2	$48.2	$—	$—
Total assets at fair value	$48.2	$48.2	$—	$—
Unrealized losses on natural gas derivatives	$(30.2)	$—	$(30.2)	$—
Total liabilities at fair value	$(30.2)	$—	$(30.2)	$—

	December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$106.4	$106.4	$—	$—
Total assets at fair value	$106.4	$106.4	$—	$—
Unrealized losses on natural gas derivatives	$(27.9)	$—	$(27.9)	$—
Total liabilities at fair value	$(27.9)	$—	$(27.9)	$—
Cash and Cash Equivalents
As of March 31, 2016 and December 31, 2015, our cash and cash equivalents consisted primarily of money market mutual funds that invest in U.S. government obligations.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. These include long-lived assets which may be written down to fair value as a result of impairment. We determined that these fair value measurements rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets. Since certain of the Company’s assumptions involve inputs that are not observable, these assumptions reside within Level 3 of the fair value hierarchy.

TERRA NITROGEN COMPANY, L.P.

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	15.2	14.5
Machinery and equipment	556.6	537.5
Construction in progress	14.1	18.9
	587.5	572.5
Less: Accumulated depreciation and amortization	274.1	265.5
	$313.4	$307.0
During the three months ended March 31, 2016 and 2015, we recorded losses of approximately $0.1 million and $1.0 million, respectively, on the disposal of certain machinery and equipment, which is included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Three months ended March 31,
	2016	2015
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$37.8	$16.7
Additions	1.2	29.4
Depreciation	(3.6)	(1.6)
Ending balance	$35.4	$44.5
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
General and Administrative Services and Product Offtake Agreement
Pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. The Services and Offtake Agreement is effective for annual terms starting as of January 1st and will be extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.

TERRA NITROGEN COMPANY, L.P.

Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll and payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the three months ended March 31, 2016 and 2015 were $7.2 million and $7.6 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for each of the three-month periods ended March 31, 2016 and 2015 was $3.9 million. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of March 31, 2016 and December 31, 2015, we had a net balance due from affiliates of the General Partner of $12.2 million and $5.9 million, respectively.
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
We recognized rental income for each of the three-month periods ended March 31, 2016 and 2015 of $0.1 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s ("TNCLP," "we," "our" or "us") annual consolidated financial statements and related notes, which are included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2016 (2015 Annual Report), as well as our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report.
The section entitled "Risk Factors" contained in Item 1A of our 2015 Annual Report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should read and consider carefully those risks, in addition to the other information in this report and in our other filings with the SEC.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the General Partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation.
CF Industries, through its subsidiaries, is a global leader in the manufacturing and distribution of nitrogen fertilizer and other nitrogen products, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen fertilizer manufacturing complexes in the United States, Canada and the United Kingdom and distributes nitrogen fertilizer products through a system of terminals, warehouses, and associated transportation equipment located primarily in the midwestern United States.
Throughout this document, references to "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP.
Dependence on CF Industries
We are dependent on CF Industries for our success in a number of respects. Affiliates of CF Industries are obligated to take all of the production from our Verdigris manufacturing complex. Affiliates of CF Industries provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and current reports on Form 8-K, and for further information regarding transactions with CF Industries, please refer to Notes to Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.
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
TNCLP and TNGP have no employees. An affiliate of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Consolidated Results
We reported net earnings of $37.7 million for the three months ended March 31, 2016 on net sales of $108.0 million, compared with net earnings of $59.0 million for the three months ended March 31, 2015 on net sales of $126.6 million. Net earnings per common unit for the three months ended March 31, 2016, were $1.44 compared with $2.03 for the three months ended March 31, 2015.
The following table shows our results of operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	2016 vs. 2015
	(in millions, except as noted)
Net sales	$108.0	$126.6	$(18.6)	(15)%
Cost of goods sold	64.9	61.6	3.3	5%
Gross margin	43.1	65.0	(21.9)	(34)%
Gross margin percentage	39.9%	51.3%	(11.4)%
Selling, general and administrative expenses	5.4	6.0	(0.6)	(10)%
Net earnings	$37.7	$59.0	$(21.3)	(36)%
Net earnings allocable to Common Units	$26.7	$37.5	$(10.8)	(29)%
Net earnings per Common Unit	$1.44	$2.03	$(0.59)	(29)%
Sales volume (tons in thousands):
Ammonia	91	95	(4)	(4)%
UAN(1)	362	309	53	17%
Total	453	404	49	12%
Average selling prices (dollars per ton):
Ammonia	$373	$499	$(126)	(25)%
UAN(1)	$203	$254	$(51)	(20)%
Natural gas costs:
Purchased natural gas costs (per MMBtu)(2)	$1.99	$2.88	$(0.89)	(31)%
Realized derivatives loss (per MMBtu)(3)	0.89	0.63	0.26	41%
Natural gas costs (per MMBtu)	$2.88	$3.51	$(0.63)	(18)%
Production volume by product (tons in thousands):
Ammonia(4)	208	199	9	5%
UAN(1)	325	292	33	11%
_______________________________________________________________________________

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Represents the cost of natural gas purchased during the period for use in production.

(3)	Represents realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.
First Quarter of 2016 Compared to the First Quarter of 2015
Our financial results in the first quarter of 2016 were primarily influenced by two factors.

•
Average selling prices for both UAN and ammonia were negatively impacted by greater nitrogen supply driven by global capacity additions coupled with lower nitrogen manufacturing and ocean freight costs, and softer global ammonia demand from industrial users including phosphate fertilizer production. Our average selling prices for ammonia and UAN in the first quarter of 2016 were 25% and 20% lower, respectively, than the prior year comparable quarter.

•
In the first quarter of 2016, we experienced an unscheduled outage for maintenance on one of the facility’s two ammonia plants, resulting in one-half of the complex's ammonia capacity being shut down for approximately two months, and one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted on March 17, 2016. In the first quarter of 2015, we

TERRA NITROGEN COMPANY, L.P.

had a planned turnaround of an ammonia plant and a UAN plant, together representing approximately one-half of our production capacity. The plants were both shut down for a period of approximately two months during the first quarter of 2015.
Our net sales for the first quarter of 2016 were $108.0 million, a decrease of $18.6 million, or 15%, from the first quarter of 2015 net sales of $126.6 million. The decrease was primarily due to lower average selling prices for both UAN and ammonia in the first quarter of 2016 versus the first quarter of 2015, offset by higher UAN sales volume. Average selling prices for nitrogen fertilizer products were negatively impacted by greater supply of global nitrogen fertilizer products.
UAN selling prices declined by 20% from $254 in the first quarter of 2015 to $203 per ton in the first quarter of 2016 due to pressure from low global pricing, including UAN and urea prices. UAN sales volume increased by 17% in the first quarter of 2016 to 362,000 tons from 309,000 tons in the first quarter of 2015 due to greater supply availability, driven by higher production and a higher level of inventory entering into 2016, supporting early season UAN movement in the Southern Plains.
Ammonia selling prices declined by 25% from $499 in the first quarter of 2015 to $373 per ton in the first quarter of 2016 due to pressure from a greater supply of global nitrogen fertilizer products combined with weakened global industrial ammonia demand, which negatively impacted North American selling prices. Ammonia sales volume decreased by 4% from 95,000 tons in the first quarter of 2015 to 91,000 tons in the first quarter of 2016, due to reduced supply availability.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	2016 vs. 2015
	(in millions, except per ton amounts)
Realized natural gas costs	$23.9	$25.7	$(1.8)	(7)%
Unrealized mark-to-market loss (gain) on natural gas derivatives	2.3	(3.9)	6.2	N/M
Payroll-related expenses	7.2	7.6	(0.4)	(5)%
Other	31.5	32.2	(0.7)	(2)%
Total cost of goods sold	$64.9	$61.6	$3.3	5%
Average cost of goods sold per ton	$143	$152	$(9)	(6)%
_________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold decreased to $143 per ton in the first quarter of 2016 from $152 per ton in the first quarter of 2015. The 6% decrease in the average cost of goods sold per ton was due primarily to lower realized natural gas prices. Realized natural gas costs decreased $0.63 per MMBtu from $3.51 per MMBtu in the first quarter of 2015 to $2.88 per MMBtu in the first quarter of 2016. We recorded a $2.3 million unrealized net mark-to-market loss on natural gas derivatives for the first quarter of 2016, compared to a $3.9 million unrealized net mark-to-market gain for the first quarter of 2015. The derivative portfolio at March 31, 2016 includes natural gas derivatives that hedge a portion of the remainder of 2016, and a portion of 2017 and 2018 natural gas purchases.
Our gross margin was $43.1 million in the first quarter of 2016 compared to $65.0 million in the first quarter of 2015. The decline was primarily due to the impact of lower UAN and ammonia average selling prices and unrealized mark-to-market losses on natural gas derivatives, partially offset by higher UAN sales volume and lower realized natural gas costs. Gross margin as a percentage of net sales decreased to 39.9% during the first quarter of 2016 from 51.3% during the first quarter of 2015.
Total selling, general and administrative expenses, including other general and administrative expenses, were $5.4 million in the first quarter of 2016 compared to $6.0 million in the first quarter of 2015, primarily driven by a loss in the first quarter of 2015 on the disposal of certain machinery and equipment.
Our net earnings were $37.7 million in the first quarter of 2016, a decrease of $21.3 million, or 36%, as compared to $59.0 million in the first quarter of 2015, primarily driven by the gross margin decline.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of March 31, 2016 was $48.2 million, a decrease of $58.2 million from $106.4 million as of December 31, 2015. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. government obligations.
Because we sell our products to, and receive payroll and other related services from, affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$45.7	$70.9
Investing activities	(13.8)	(47.8)
Financing activities	(90.1)	(76.1)
Decrease in cash and cash equivalents	$(58.2)	$(53.0)
Operating Activities
Net cash provided by operating activities was $45.7 million for the first three months of 2016 compared to $70.9 million for the same period of 2015, or a decline of $25.2 million. This decrease was due primarily to the $21.3 million decrease in net earnings. Net earnings included depreciation and amortization expense of $10.0 million and $5.3 million during the three months ended March 31, 2016 and 2015, respectively, and unrealized net mark-to-market losses of $2.3 million and gains of $3.1 million, respectively, on natural gas derivatives.
Investing Activities
Net cash used in investing activities was $13.8 million for the first three months of 2016 compared to $47.8 million in the first three months of 2015. The $34.0 million decrease in cash used in investing activities in 2016 was due primarily to higher capital expenditures in the first three months of 2015 due to planned plant turnaround activities.
Financing Activities
Net cash used in financing activities was $90.1 million for the first three months of 2016 compared to $76.1 million in the first three months of 2015, and consists of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $13.8 million during the three months ended March 31, 2016 as compared to $47.8 million during the three months ended March 31, 2015, with the decrease primarily resulting from the cost of turnarounds in the first quarter of 2015. We expect to make capital expenditures in the range of $45 million to $55 million in 2016. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unitholder distributions.

TERRA NITROGEN COMPANY, L.P.

General Partner
The General Partner is an indirect, wholly owned subsidiary of CF Industries. Under the General Partner's governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner's independent directors, except in specified circumstances if there are not two independent directors on the General Partner's board of directors.
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2016 and 2015, we declared and paid partnership distributions of $90.1 million and $76.1 million, respectively.
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
On May 4, 2016, we announced a $1.51 cash distribution per common unit, payable on May 31, 2016 to holders of record as of May 16, 2016. In the first quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At March 31, 2016, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at March 31, 2016, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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
Contractual Obligations
At March 31, 2016, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report.
Proposed Internal Revenue Service Regulation Impacting Master Limited Partnerships
We are a master limited partnership (MLP). Partnerships are generally not subject to federal income tax, although publicly traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes and therefore are subject to federal income tax, unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and the partnership is not required to register as an investment company under the Investment Company Act of 1940. As we currently satisfy the requirements to be treated as a partnership for federal income tax purposes, no federal income taxes are paid by the Partnership.
On May 6, 2015, the Internal Revenue Service (IRS) published proposed regulations on the types of income and activities that constitute or generate qualifying income of an MLP. The proposed regulations would have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The IRS proposed regulations include certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the proposed regulations reserve on specific proposals regarding fertilizer-related activities. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.

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
As of March 31, 2016 and December 31, 2015, we had open derivative contracts for 51.9 million MMBtus and 59.6 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of March 31, 2016, would result in a favorable change in the fair value of these derivative positions by $48.9 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $48.9 million.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

TERRA NITROGEN COMPANY, L.P.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and verbal statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from our expectations include, among others:

•	risks related to our reliance on one production facility;

•	the volatility of natural gas prices in North America;

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. agricultural industry;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	the seasonality of the fertilizer business;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	limited access to capital;

•	acts of terrorism and regulations to combat terrorism;

•	risks related to our dependence on and relationships with CF Industries;

•	deterioration of global market and economic conditions;

•	risks related to our partnership structure and control of the General Partner by CF Industries;

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
For the detailed discussion of factors that might affect our performance, see Item 1A, "Risk Factors," of our 2015 Annual Report.

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION
ITEM 6.    EXHIBITS
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 23 of this report.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: May 5, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements