Form 10-Q
period 2016-06-30
TERRA NITROGEN CO L P /DE
filed 2016-08-04
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on August 3, 2016 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2016	December 31, 2015
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$84.1	$106.4
Due from affiliates of the General Partner	18.8	10.4
Accounts receivable	0.9	0.8
Inventories	5.7	10.7
Prepaid expenses and other current assets	1.8	—
Total current assets	111.3	128.3
Property, plant and equipment, net	306.8	307.0
Other assets	10.1	8.4
Total assets	$428.2	$443.7
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$19.8	$23.5
Due to affiliates of the General Partner	8.6	4.5
Other current liabilities	1.8	15.9
Total current liabilities	30.2	43.9
Other liabilities	4.2	12.8
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	313.6	308.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	2.4	2.3
General partner's interest	77.8	76.2
Total partners' capital	393.8	387.0
Total liabilities and partners' capital	$428.2	$443.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$126.5	$153.2	$234.4	$279.5
Other income from an affiliate of the General Partner	0.2	0.2	0.3	0.3
Other income	—	0.2	—	0.4
Total	126.7	153.6	234.7	280.2
Cost of goods sold:
Materials, supplies and services	17.1	43.4	74.8	97.4
Services provided by affiliates of the General Partner	6.9	6.5	14.1	14.1
Gross margin	102.7	103.7	145.8	168.7
Selling, general and administrative services provided by affiliates of the General Partner	3.9	4.0	7.8	7.9
Other general and administrative expenses	0.2	0.4	1.7	2.5
Earnings from operations	98.6	99.3	136.3	158.3
Interest income	0.1	—	0.1	—
Net earnings	$98.7	$99.3	$136.4	$158.3
Allocation of net earnings:
General Partner	$38.1	$37.1	$48.7	$58.0
Class B Common Units	0.9	0.9	1.3	1.5
Common Units	59.7	61.3	86.4	98.8
Net earnings	$98.7	$99.3	$136.4	$158.3
Net earnings per Common Unit	$3.22	$3.31	$4.66	$5.34

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	98.8	1.5	58.0	158.3
Distributions	(84.8)	(1.3)	(50.4)	(136.5)
Partners' capital as of June 30, 2015	$316.7	$2.4	$77.6	$396.7
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	86.4	1.3	48.7	136.4
Distributions	(81.3)	(1.2)	(47.1)	(129.6)
Partners' capital as of June 30, 2016	$313.6	$2.4	$77.8	$393.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2016	2015
	(in millions)
Operating Activities:
Net earnings	$136.4	$158.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.2	15.4
Unrealized gain on derivatives	(25.0)	(5.6)
Loss on disposal of property, plant and equipment	0.1	1.2
Changes in operating assets and liabilities:
Accounts receivable	(0.1)	0.1
Inventories	5.0	0.2
Accounts payable and accrued expenses	(2.6)	(7.0)
Due to/from affiliates of the General Partner	(4.3)	(0.4)
Other assets and liabilities	(1.2)	0.7
Net cash provided by operating activities	127.5	162.9
Investing Activities:
Additions to property, plant and equipment	(20.2)	(67.4)
Net cash used in investing activities	(20.2)	(67.4)
Financing Activities:
Partnership distributions paid	(129.6)	(136.5)
Net cash used in financing activities	(129.6)	(136.5)
Decrease in cash and cash equivalents	(22.3)	(41.0)
Cash and cash equivalents at beginning of period	106.4	113.0
Cash and cash equivalents at end of period	$84.1	$72.0

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Notes to Unaudited Consolidated Financial Statements
1. Background and Basis of Presentation
Terra Nitrogen Company, L.P. ("TNCLP," "we," "our" or "us") is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solution (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of June 30, 2016, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of June 30, 2016.
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

TERRA NITROGEN COMPANY, L.P.

2. New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
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
3. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2016 and 2015, we declared and paid partnership distributions of $129.6 million and $136.5 million, respectively.
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

TERRA NITROGEN COMPANY, L.P.

On August 3, 2016, we announced a $2.58 cash distribution per common unit, payable on August 31, 2016 to holders of record as of August 15, 2016. In the second quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
As of June 30, 2016, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2016, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
4. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$98.7	$99.3	$136.4	$158.3
Less: Net earnings allocable to General Partner	38.1	37.1	48.7	58.0
Less: Net earnings allocable to Class B Common Units	0.9	0.9	1.3	1.5
Net earnings allocable to Common Units	$59.7	$61.3	$86.4	$98.8
Weighted-average Common Units outstanding	18.5	18.5	18.5	18.5
Net earnings per Common Unit	$3.22	$3.31	$4.66	$5.34
There were no dilutive TNCLP units outstanding for the three and six months ended June 30, 2016 and 2015.
5. Inventories
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Finished goods	$3.9	$7.2
Raw materials, spare parts and supplies	1.8	3.5
Total	$5.7	$10.7

TERRA NITROGEN COMPANY, L.P.

6. Derivative Financial Instruments
Derivative financial instruments are executed on our behalf by an affiliate of the General Partner to reduce our exposure to changes in commodity prices for natural gas. Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers.
The derivatives that we use are primarily natural gas fixed price swaps and natural gas options traded in the over-the-counter (OTC) markets. The derivative contract prices are based on NYMEX future prices based on physical delivery of natural gas at the Henry Hub in Louisiana, the most common and financially liquid location of reference for derivative financial instruments related to natural gas. However, we purchase natural gas for our manufacturing facility from suppliers whose prices are based primarily on the ONEOK index (based on physical delivery of natural gas in Oklahoma, rather than at the Henry Hub). This creates a location basis differential between the derivative contract price and the price we pay for physical delivery of natural gas. Accordingly, the prices underlying the derivative financial instruments we use may not exactly match the prices of natural gas we purchase and consume. We enter into natural gas derivative contracts with respect to gas to be consumed by us in the future, and settlement of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.
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

	June 30, 2016	December 31, 2015
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$1.7	$—
Unrealized gains in other assets	0.4	—
Total derivative assets	2.1	—
Derivative Liabilities
Unrealized losses in other current liabilities	(1.8)	(15.9)
Unrealized losses in other liabilities	(3.2)	(12.0)
Total derivative liabilities	(5.0)	(27.9)
Net derivative liabilities	$(2.9)	$(27.9)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Unrealized net mark-to-market gains	$27.3	$2.6	$25.0	$6.5
Realized net losses	(7.6)	(0.8)	(15.0)	(5.4)
Net derivative gains	$19.7	$1.8	$10.0	$1.1
As of June 30, 2016 and December 31, 2015, we had open derivative contracts for 44.4 million MMBtus (millions of British thermal units) and 59.6 million MMBtus, respectively, of natural gas. The derivative portfolio at June 30, 2016 includes natural gas derivatives that hedge a portion of the remainder of 2016, and a portion of 2017 and 2018 anticipated natural gas purchases. For the six months ended June 30, 2016, we used derivatives to cover approximately 79% of our natural gas consumption.

TERRA NITROGEN COMPANY, L.P.

As of June 30, 2016 and December 31, 2015, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $2.9 million and $27.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with International Swaps and Derivatives Association (ISDA) agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2016 and December 31, 2015:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2016
Total derivative assets	$2.1	$2.1	$—	$—
Total derivative liabilities	(5.0)	(2.1)	—	(2.9)
Net derivative liabilities	$(2.9)	$—	$—	$(2.9)
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(27.9)	—	—	(27.9)
Net derivative liabilities	$(27.9)	$—	$—	$(27.9)
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$84.1	$84.1	$—	$—
Unrealized gains on natural gas derivatives	2.1	—	2.1	—
Total assets at fair value	$86.2	$84.1	$2.1	$—
Unrealized losses on natural gas derivatives	$(5.0)	$—	$(5.0)	$—
Total liabilities at fair value	$(5.0)	$—	$(5.0)	$—

	December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$106.4	$106.4	$—	$—
Total assets at fair value	$106.4	$106.4	$—	$—
Unrealized losses on natural gas derivatives	$(27.9)	$—	$(27.9)	$—
Total liabilities at fair value	$(27.9)	$—	$(27.9)	$—
Cash and Cash Equivalents
As of June 30, 2016 and December 31, 2015, our cash and cash equivalents consisted primarily of money market mutual funds that invest in U.S. government obligations.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. These include long-lived assets that may be written down to fair value as a result of impairment. We determined that these fair value measurements rely primarily on Partnership-specific inputs and the Partnership's assumptions about the use of the assets. Since certain of the assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.

TERRA NITROGEN COMPANY, L.P.

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	16.5	14.5
Machinery and equipment	555.6	537.5
Construction in progress	13.4	18.9
Property, plant and equipment	587.1	572.5
Less: Accumulated depreciation and amortization	280.3	265.5
Property, plant and equipment, net	$306.8	$307.0
Losses on the disposal of certain machinery and equipment were approximately $0.1 million for both the three and six months ended June 30, 2016, and $0.2 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and are included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2016	2015
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$37.8	$16.7
Additions	2.1	30.7
Depreciation	(7.5)	(5.0)
Ending balance	$32.4	$42.4
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

TERRA NITROGEN COMPANY, L.P.

Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll and payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the three and six months ended June 30, 2016 were $6.9 million and $14.1 million, respectively, and for the three and six months ended June 30, 2015 were $6.5 million and $14.1 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and six months ended June 30, 2016 were $3.9 million and $7.8 million, respectively, and for the three and six months ended June 30, 2015 were $4.0 million and $7.9 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of June 30, 2016 and December 31, 2015, we had a net balance due from affiliates of the General Partner of $10.2 million and $5.9 million, respectively.
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
For both the three and six months ended June 30, 2016 and 2015, we recognized rental income of $0.2 million and $0.3 million, respectively. We report this income as other income from an affiliate of the General Partner.

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
Introduction
In this discussion and analysis, we explain our business in the following areas:

•	Company Overview;

•	Results of Operations; and

•	Liquidity and Capital Resources.
Company Overview
TNCLP is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solution (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
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

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Nitrogen Fertilizer Market Conditions
The second quarter and first six months of 2016 were impacted by declining selling prices. Our average selling prices for ammonia and UAN declined by 27% and 26%, respectively, during the second quarter of 2016 as compared to the second quarter of 2015. These declines in average selling prices reduced both our net sales and gross margin in the second quarter of 2016 by $44.4 million. During the first six months of 2016, our average selling prices for ammonia and UAN declined by 26% and 23%, respectively. These declines in average selling prices reduced both our net sales and gross margin in the first six months of 2016 by $74.5 million.
Our products are global commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions and changes in supply and demand. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating a nitrogen fertilizer oversupply environment and leading to lower selling prices. The following factors have contributed to this oversupply environment and lower selling prices:

•
A period of strong demand, high capacity utilization and increasing operating margins as a result of lower natural gas costs has stimulated global investment in nitrogen production facilities, which has resulted in an increase in global nitrogen fertilizer production capacity and output. Global investment in nitrogen production facilities includes the capacity expansion projects that are being completed by our General Partner and its affiliates.

•
Declines in raw material prices have reduced production costs for certain nitrogen fertilizer producers. Natural gas is the principal raw material used by most producers in the production of nitrogen fertilizer products. Lower natural gas costs, due in part to increased access to lower cost liquefied natural gas (LNG), have lowered the cost structure for certain producers. In addition, production costs for some nitrogen fertilizer manufacturers in China that utilize coal as the principal raw material in the production of nitrogen fertilizer products have declined as a result of the recent decline in coal prices.

•
Lower transportation costs, including decreases in ocean freight rates due primarily to an oversupply of dry bulk vessels and lower fuel prices, have enabled foreign competitors to transport nitrogen fertilizer products to U.S. markets for sale at lower prices.

Because our Verdigris production facility is located in the United States, we have benefited from access to low cost U.S. natural gas. We expect the oversupply in the global nitrogen fertilizer market to continue until the global supply and demand balance tightens through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production off line.
Consolidated Results
We reported net earnings of $98.7 million for the three months ended June 30, 2016 on net sales of $126.7 million, compared with net earnings of $99.3 million for the three months ended June 30, 2015 on net sales of $153.6 million. Net earnings per common unit for the three months ended June 30, 2016, were $3.22 compared with $3.31 for the three months ended June 30, 2015.
We reported net earnings of $136.4 million for the six months ended June 30, 2016 on net sales of $234.7 million, compared with net earnings of $158.3 million for the six months ended June 30, 2015 on net sales of $280.2 million. Net earnings per common unit for the six months ended June 30, 2016, were $4.66 compared with $5.34 for the six months ended June 30, 2015.

TERRA NITROGEN COMPANY, L.P.

The following table shows our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(in millions, except as noted)
Net sales	$126.7	$153.6	$(26.9)	(18)%	$234.7	$280.2	$(45.5)	(16)%
Cost of goods sold	24.0	49.9	(25.9)	(52)%	88.9	111.5	(22.6)	(20)%
Gross margin	102.7	103.7	(1.0)	(1)%	145.8	168.7	(22.9)	(14)%
Gross margin percentage	81.1%	67.5%	13.6%		62.1%	60.2%	1.9%
Selling, general and administrative expenses	4.1	4.4	(0.3)	(7)%	9.5	10.4	(0.9)	(9)%
Earnings from operations	98.6	99.3	(0.7)	(1)%	136.3	158.3	(22.0)	(14)%
Interest income	0.1	—	0.1	N/M	0.1	—	0.1	N/M
Net earnings	$98.7	$99.3	$(0.6)	(1)%	$136.4	$158.3	$(21.9)	(14)%
Net earnings allocable to Common Units	$59.7	$61.3	$(1.6)	(3)%	$86.4	$98.8	$(12.4)	(13)%
Net earnings per Common Unit	$3.22	$3.31	$(0.09)	(3)%	$4.66	$5.34	$(0.68)	(13)%
Sales volume (tons in thousands):
Ammonia	112	126	(14)	(11)%	203	221	(18)	(8)%
UAN(1)	454	354	100	28%	816	663	153	23%
Total	566	480	86	18%	1,019	884	135	15%
Average selling prices (dollars per ton):
Ammonia	$371	$505	$(134)	(27)%	$372	$503	$(131)	(26)%
UAN(1)	$187	$252	$(65)	(26)%	$194	$253	$(59)	(23)%
Cost of natural gas (per MMBtu):
Purchased natural gas costs(2)	$1.74	$2.46	$(0.72)	(29)%	$1.85	$2.64	$(0.79)	(30)%
Realized derivatives loss(3)	0.70	0.08	0.62	N/M	0.78	0.31	0.47	N/M
Cost of natural gas	$2.44	$2.54	$(0.10)	(4)%	$2.63	$2.95	$(0.32)	(11)%
Production volume by product (tons in thousands):
Ammonia(4)	304	282	22	8%	512	481	31	6%
UAN(1)	479	389	90	23%	804	681	123	18%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Represents the cost of natural gas purchased during the period for use in production.

(3)	Represents realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.
Second Quarter of 2016 Compared to the Second Quarter of 2015
Our net sales for the second quarter of 2016 were $126.7 million, a decrease of $26.9 million, or 18%, from the second quarter of 2015 net sales of $153.6 million. The decrease was primarily due to lower average selling prices for both UAN and ammonia in the second quarter of 2016 versus the second quarter of 2015, offset by higher UAN sales volume.
UAN selling prices declined by 26% from $252 per ton in the second quarter of 2015 to $187 per ton in the second quarter of 2016 due to the fertilizer industry oversupply environment for all nitrogen fertilizer products. UAN sales volume increased by 28% in the second quarter of 2016 to 454,000 tons from 354,000 tons in the second quarter of 2015 due to greater supply availability driven by higher production that supported in-season UAN movement in the Southern Plains and lower Midwest. Higher production in the current quarter is primarily due to the turnarounds in the comparable prior year quarter.
Ammonia average selling prices declined by 27% from $505 per ton in the second quarter of 2015 to $371 per ton in the second quarter of 2016 due to the fertilizer industry oversupply environment combined with weakened global industrial and agricultural ammonia demand. Ammonia sales volume decreased by 11% from 126,000 tons in the second quarter of 2015 to 112,000 tons in the second quarter of 2016, due to reduced supply availability due to the focus on UAN production.

TERRA NITROGEN COMPANY, L.P.

The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015	2016 vs. 2015
	(in millions, except per ton amounts)
Realized natural gas costs	$26.4	$25.5	$0.9	4%
Unrealized mark-to-market gains on natural gas derivatives	(27.3)	(2.6)	(24.7)	N/M
Payroll-related expenses	6.9	6.5	0.4	6%
Other	18.0	20.5	(2.5)	(12)%
Total cost of goods sold	$24.0	$49.9	$(25.9)	(52)%
Average cost of goods sold per ton	$42	$104	$(62)	(60)%
_________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold decreased to $42 per ton in the second quarter of 2016 from $104 per ton in the second quarter of 2015. The 60% decrease in the average cost of goods sold per ton was due primarily to higher unrealized mark-to-market gains on natural gas derivatives. We recorded a $27.3 million unrealized net mark-to-market gain on natural gas derivatives for the second quarter of 2016, compared to a $2.6 million unrealized net mark-to-market gain for the second quarter of 2015. The derivative portfolio at June 30, 2016 includes natural gas derivatives that hedge a portion of the remainder of 2016, and a portion of 2017 and 2018 anticipated natural gas purchases.
Our gross margin was $102.7 million in the second quarter of 2016 compared to $103.7 million in the second quarter of 2015. Gross margin as a percentage of net sales increased to 81.1% during the second quarter of 2016 from 67.5% during the second quarter of 2015 as a result of higher unrealized net mark-to-market gains on natural gas derivatives during the second quarter of 2016, partially offset by the impact of lower average selling prices for both UAN and ammonia in the second quarter of 2016 compared to the second quarter 2015.
Total selling, general and administrative expenses, including other general and administrative expenses, were $4.1 million in the second quarter of 2016 compared to $4.4 million in the second quarter of 2015.
Our net earnings were $98.7 million in the second quarter of 2016, a decrease of $0.6 million, or 1%, as compared to $99.3 million in the second quarter of 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
In the first quarter of 2016, we experienced an unscheduled outage for maintenance on one of the facility’s two ammonia plants, resulting in one-half of the complex's ammonia capacity being shut down for approximately two months, and one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted on March 17, 2016. In the first quarter of 2015, we had a planned turnaround of an ammonia plant and a UAN plant, together representing approximately one-half of our production capacity. The ammonia plant turnaround was completed in the first quarter of 2015 and the UAN plant turnaround, including certain follow-on maintenance, was completed in the second quarter of 2015. These turnarounds reduced production in the six months ended June 30, 2015.
Our net sales for the six months ended June 30, 2016 were $234.7 million, a decrease of $45.5 million, or 16%, from net sales of $280.2 million for the six months ended June 30, 2015. This decrease was due primarily to a decrease in UAN and ammonia average selling prices mostly as a result of the fertilizer industry oversupply environment for nitrogen products. This was partially offset by a higher UAN sales volume compared to the six months ended June 30, 2015 as a result of the 2015 planned UAN plant turnaround.
UAN selling prices declined by 23% from $253 per ton in the six months ended June 30, 2015 to $194 per ton in the six months ended June 30, 2016 due to the fertilizer industry oversupply environment. UAN sales volume increased by 23% in the six months ended June 30, 2016 to 816,000 tons from 663,000 tons in the six months ended June 30, 2015 due to the impact of the turnarounds in the first half of 2015.
Ammonia selling prices decreased by 26% from $503 per ton in the six months ended June 30, 2015 to $372 per ton in the six months ended June 30, 2016. The decrease in ammonia selling prices was due to global oversupply from higher ammonia production, which negatively impacted selling prices. Ammonia sales volume decreased from 221,000 tons in the six months ended June 30, 2015 to 203,000 tons in the six months ended June 30, 2016, due to reduced supply availability.

TERRA NITROGEN COMPANY, L.P.

The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015	2016 vs. 2015
	(in millions, except per ton amounts)
Realized natural gas costs	$50.3	$51.2	$(0.9)	(2)%
Unrealized mark-to-market gains on natural gas derivatives	(25.0)	(6.5)	(18.5)	N/M
Payroll-related expenses	14.1	14.1	—	—%
Other	49.5	52.7	(3.2)	(6)%
Total cost of goods sold	$88.9	$111.5	$(22.6)	(20)%
Average cost of goods sold per ton	$87	$126	$(39)	(31)%
_________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton decreased to $87 per ton in the six months ended June 30, 2016 from $126 per ton in the six months ended June 30, 2015. The 31% decrease in the average cost of goods sold per ton was due primarily to higher unrealized mark-to-market gains in the first six months of 2016 compared to the same period in 2015. Overall, cost of goods sold decreased by 20% from $111.5 million in the six months ended June 30, 2015 to $88.9 million in the six months ended June 30, 2016 due primarily to higher unrealized net mark-to-market gains on natural gas derivatives and lower natural gas prices. This was partially offset by higher UAN sales volume. Realized natural gas costs decreased $0.32 per MMBtu from $2.95 per MMBtu in the six months ended June 30, 2015 to $2.63 per MMBtu in the six months ended June 30, 2016. We recorded a $25.0 million unrealized net mark-to-market gain on natural gas derivatives for the six months ended June 30, 2016, compared to a $6.5 million unrealized net mark-to-market gain for the six months ended June 30, 2015.
Our gross margin was $145.8 million in the six months ended June 30, 2016 compared to $168.7 million in the six months ended June 30, 2015. The gross margin in the six months ended June 30, 2016 declined 14% from the six months ended June 30, 2015 primarily due to lower UAN and ammonia average selling prices partially offset by a higher UAN sales volume, higher unrealized net mark-to-market gains in natural derivatives and lower realized natural gas costs in the first six months of 2016 compared to the first six months of 2015. Gross margin as a percentage of net sales increased to 62.1% during the six months ended June 30, 2016 from 60.2% during the six months ended June 30, 2015.
Total selling, general and administrative expenses, including other general and administrative expenses, were $9.5 million in the six months ended June 30, 2016 compared to $10.4 million in the six months ended June 30, 2015. The decline was due primarily to a loss in the first six months of 2015 on the disposal of certain machinery and equipment.
Our net earnings were $136.4 million in the six months ended June 30, 2016, a decrease of $21.9 million, or 14%, as compared to $158.3 million in the six months ended June 30, 2015. Net earnings decreased primarily due to the lower gross margin, as discussed above.
Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of June 30, 2016 was $84.1 million, a decrease of $22.3 million from $106.4 million as of December 31, 2015. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. government obligations.
Because we sell our products to, and receive payroll and other related services from, affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.

TERRA NITROGEN COMPANY, L.P.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$127.5	$162.9
Investing activities	(20.2)	(67.4)
Financing activities	(129.6)	(136.5)
Decrease in cash and cash equivalents	$(22.3)	$(41.0)
Operating Activities
Net cash provided by operating activities was $127.5 million in the first six months of 2016 compared to $162.9 million in the same period of 2015, or a decline of $35.4 million. This decrease was due primarily to the $21.9 million decrease in net earnings. Net earnings included depreciation and amortization expense of $19.2 million and $15.4 million during the six months ended June 30, 2016 and 2015, respectively, and unrealized net mark-to-market gains of $25.0 million and $5.6 million, respectively, on natural gas derivatives.
Investing Activities
Net cash used in investing activities was $20.2 million in the first six months of 2016 compared to $67.4 million in the first six months of 2015. The $47.2 million decrease in cash used in investing activities in 2016 was due to higher capital expenditures in the first six months of 2015 due to planned plant turnaround activities.
Financing Activities
Net cash used in financing activities was $129.6 million in the first six months of 2016 compared to $136.5 million in the first six months of 2015, and consists of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $20.2 million during the six months ended June 30, 2016 as compared to $67.4 million during the six months ended June 30, 2015, with the decrease primarily resulting from the cost of turnarounds in the first six months of 2015. We expect to make capital expenditures in the range of $30 million to $40 million in 2016. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unitholder distributions.
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

TERRA NITROGEN COMPANY, L.P.

Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2016 and 2015, we declared and paid partnership distributions of $129.6 million and $136.5 million, respectively.
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
On August 3, 2016, we announced a $2.58 cash distribution per common unit, payable on August 31, 2016 to holders of record as of August 15, 2016. In the second quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At June 30, 2016, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at June 30, 2016, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

TERRA NITROGEN COMPANY, L.P.

Contractual Obligations
At June 30, 2016, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report.
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

•
changes in our available cash for distribution to its unitholders, due to, among other things, changes in its earnings, the amount of cash generated by its operations and the amount of cash reserves established by the General Partner for operating, capital and other requirements;

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
As of June 30, 2016 and December 31, 2015, we had open derivative contracts for 44.4 million MMBtus and 59.6 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of June 30, 2016, would result in a favorable change in the fair value of these derivative positions by $41.5 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $41.5 million.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION
ITEM 6.    EXHIBITS
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 25 of this report.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: August 4, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Unaudited Consolidated Financial Statements