Form 10-Q
period 2016-09-30
TERRA NITROGEN CO L P /DE
filed 2016-11-03
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on November 2, 2016 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2016	December 31, 2015
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$48.7	$106.4
Due from affiliates of the General Partner	6.0	10.4
Accounts receivable	0.5	0.8
Inventories	10.1	10.7
Prepaid expenses and other current assets	0.7	—
Total current assets	66.0	128.3
Property, plant and equipment, net	300.9	307.0
Other assets	10.8	8.4
Total assets	$377.7	$443.7
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$24.3	$23.5
Due to affiliates of the General Partner	1.7	4.5
Other current liabilities	3.6	15.9
Total current liabilities	29.6	43.9
Other liabilities	4.4	12.8
Partners' capital:
Limited partners' interests, 18,501,576 Common Units authorized, issued and outstanding	285.1	308.5
Limited partners' interests, 184,072 Class B Common Units authorized, issued and outstanding	1.9	2.3
General partner's interest	56.7	76.2
Total partners' capital	343.7	387.0
Total liabilities and partners' capital	$377.7	$443.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$90.1	$149.8	$324.5	$429.3
Other income from an affiliate of the General Partner	0.1	0.1	0.4	0.4
Other income	—	0.3	—	0.7
Total	90.2	150.2	324.9	430.4
Cost of goods sold:
Materials, supplies and services	50.2	69.5	125.0	166.9
Services provided by affiliates of the General Partner	7.2	6.6	21.3	20.7
Gross margin	32.8	74.1	178.6	242.8
Selling, general and administrative services provided by affiliates of the General Partner	4.0	3.9	11.8	11.8
Other general and administrative expenses	—	0.8	1.7	3.3
Earnings from operations	28.8	69.4	165.1	227.7
Interest income	—	—	0.1	—
Net earnings	$28.8	$69.4	$165.2	$227.7
Allocation of net earnings:
General Partner	$9.3	$27.5	$58.0	$85.5
Class B Common Units	0.3	0.7	1.6	2.2
Common Units	19.2	41.2	105.6	140.0
Net earnings	$28.8	$69.4	$165.2	$227.7
Net earnings per Common Unit	$1.04	$2.23	$5.71	$7.57

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	140.0	2.2	85.5	227.7
Distributions	(128.4)	(2.0)	(76.9)	(207.3)
Partners' capital as of September 30, 2015	$314.3	$2.4	$78.6	$395.3
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	105.6	1.6	58.0	165.2
Distributions	(129.0)	(2.0)	(77.5)	(208.5)
Partners' capital as of September 30, 2016	$285.1	$1.9	$56.7	$343.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
	(in millions)
Operating Activities:
Net earnings	$165.2	$227.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29.9	25.5
Unrealized (gain) loss on derivatives	(21.7)	11.6
Loss on disposal of property, plant and equipment	0.1	1.7
Changes in operating assets and liabilities:
Accounts receivable	0.3	(0.4)
Inventories	0.6	1.7
Accounts payable and accrued expenses	1.7	(6.0)
Due to/from affiliates of the General Partner	1.6	5.8
Other assets and liabilities	(2.1)	0.2
Net cash provided by operating activities	175.6	267.8
Investing Activities:
Additions to property, plant and equipment	(24.8)	(81.9)
Proceeds from sale of property, plant and equipment	—	0.9
Net cash used in investing activities	(24.8)	(81.0)
Financing Activities:
Partnership distributions paid	(208.5)	(207.3)
Net cash used in financing activities	(208.5)	(207.3)
Decrease in cash and cash equivalents	(57.7)	(20.5)
Cash and cash equivalents at beginning of period	106.4	113.0
Cash and cash equivalents at end of period	$48.7	$92.5

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a consolidated 0.05% general partner interest in the Partnership. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is comprised of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of September 30, 2016, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75% of the total outstanding common units) and all of the Class B common units as of September 30, 2016.
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

TERRA NITROGEN COMPANY, L.P.

2. New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. We expect the adoption of this ASU will not have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs should be disclosed. As modified by ASU No. 2015-14, Deferral of the Effective Date, the effective date of ASU No. 2014-09 is for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU No. 2014-09, as amended, on our consolidated financial statements.
3. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2016 and 2015, we declared and paid partnership distributions of $208.5 million and $207.3 million, respectively.
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

TERRA NITROGEN COMPANY, L.P.

On November 2, 2016, we announced a $1.77 cash distribution per common unit, payable on November 30, 2016 to holders of record as of November 15, 2016. In the third quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
The quarterly cash distributions to the unitholders and the General Partner declared during the first nine months of 2016 and 2015 are as follows:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2016
	First Quarter	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
	Second Quarter	28.0	1.51	0.4	2.09	11.1	39.5
	Third Quarter	47.7	2.58	0.7	4.17	30.4	78.8
2015
	First Quarter	$46.3	$2.50	$0.7	$4.03	$29.1	$76.1
	Second Quarter	38.5	2.08	0.6	3.20	21.3	60.4
	Third Quarter	43.6	2.36	0.7	3.74	26.5	70.8
As of September 30, 2016, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2016, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

4. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$28.8	$69.4	$165.2	$227.7
Less: Net earnings allocable to General Partner	9.3	27.5	58.0	85.5
Less: Net earnings allocable to Class B Common Units	0.3	0.7	1.6	2.2
Net earnings allocable to Common Units	$19.2	$41.2	$105.6	$140.0
Weighted-average Common Units outstanding	18.5	18.5	18.5	18.5
Net earnings per Common Unit	$1.04	$2.23	$5.71	$7.57
There were no dilutive TNCLP units outstanding for the three and nine months ended September 30, 2016 and 2015.
5. Inventories
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Finished goods	$8.7	$7.2
Raw materials, spare parts and supplies	1.4	3.5
Total	$10.1	$10.7

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

	September 30, 2016	December 31, 2015
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$0.6	$—
Unrealized gains in other assets	0.2	—
Total derivative assets	0.8	—
Derivative Liabilities
Unrealized losses in other current liabilities	(3.6)	(15.9)
Unrealized losses in other liabilities	(3.4)	(12.0)
Total derivative liabilities	(7.0)	(27.9)
Net derivative liabilities	$(6.2)	$(27.9)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Unrealized net mark-to-market (losses) gains	$(3.3)	$(17.0)	$21.7	$(10.5)
Realized net losses	(1.2)	(0.5)	(16.2)	(5.9)
Net derivative (losses) gains	$(4.5)	$(17.5)	$5.5	$(16.4)
As of September 30, 2016 and December 31, 2015, we had open derivative contracts for 36.9 million MMBtus (millions of British thermal units) and 59.6 million MMBtus, respectively, of natural gas. The derivative portfolio at September 30, 2016 includes natural gas derivatives that hedge a portion of anticipated natural gas purchases through December 2018. For the nine months ended September 30, 2016, we used derivatives to cover approximately 77% of our natural gas consumption.

TERRA NITROGEN COMPANY, L.P.

As of September 30, 2016 and December 31, 2015, the aggregate fair values of the derivative instruments with credit-risk-related contingent features in a net liability position were $6.2 million and $27.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of September 30, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with International Swaps and Derivatives Association (ISDA) agreements generally provide the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2016 and December 31, 2015:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2016
Total derivative assets	$0.8	$0.8	$—	$—
Total derivative liabilities	(7.0)	(0.8)	—	(6.2)
Net derivative liabilities	$(6.2)	$—	$—	$(6.2)
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(27.9)	—	—	(27.9)
Net derivative liabilities	$(27.9)	$—	$—	$(27.9)
_______________________________________________________________________________

(1)	We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, amounts recognized and net amounts presented are the same.

TERRA NITROGEN COMPANY, L.P.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$48.7	$48.7	$—	$—
Unrealized gains on natural gas derivatives	0.8	—	0.8	—
Total assets at fair value	$49.5	$48.7	$0.8	$—
Unrealized losses on natural gas derivatives	$(7.0)	$—	$(7.0)	$—
Total liabilities at fair value	$(7.0)	$—	$(7.0)	$—

	December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$106.4	$106.4	$—	$—
Total assets at fair value	$106.4	$106.4	$—	$—
Unrealized losses on natural gas derivatives	$(27.9)	$—	$(27.9)	$—
Total liabilities at fair value	$(27.9)	$—	$(27.9)	$—
Cash and Cash Equivalents
As of September 30, 2016 and December 31, 2015, our cash and cash equivalents consisted primarily of money market mutual funds that invest in U.S. treasuries and government obligations or direct investments in U.S. and Canadian treasury bills.
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
Assets Measured at Fair Value on a Nonrecurring Basis
We also have assets that may be measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. These include long-lived assets that may be written down to fair value as a result of impairment. We determined that these fair value measurements rely primarily on Partnership-specific inputs and the Partnership's assumptions about the use of the assets. Since certain of the assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.

TERRA NITROGEN COMPANY, L.P.

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Land	$1.6	$1.6
Buildings and improvements	16.6	14.5
Machinery and equipment	555.9	537.5
Construction in progress	17.5	18.9
	591.6	572.5
Less: Accumulated depreciation and amortization	290.7	265.5
Property, plant and equipment, net	$300.9	$307.0
Losses on the disposal of certain machinery and equipment were zero and approximately $0.1 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, and are included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2016	2015
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$37.8	$16.7
Additions	3.5	33.1
Depreciation	(11.6)	(8.5)
Ending balance	$29.7	$41.3
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

TERRA NITROGEN COMPANY, L.P.

Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll and payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the three and nine months ended September 30, 2016 were $7.2 million and $21.3 million, respectively, and for the three and nine months ended September 30, 2015 were $6.6 million and $20.7 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the three and nine months ended September 30, 2016 were $4.0 million and $11.8 million, respectively, and for the three and nine months ended September 30, 2015 were $3.9 million and $11.8 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of September 30, 2016 and December 31, 2015, we had a net balance due from affiliates of the General Partner of $4.3 million and $5.9 million, respectively.
Spare Parts Sharing Agreement
Affiliates of CF Industries own and operate nitrogen fertilizer complexes that utilize some equipment that is similar to equipment at our Verdigris nitrogen complex. Each of the various manufacturing complexes maintains spare parts for use in its facilities. In the event that an unplanned need arises and to help minimize manufacturing downtime, we have entered into a spare parts sharing agreement with affiliates of CF Industries that permits spare parts to be shared among the manufacturing complexes from time to time. Parts that are borrowed from another complex under the agreement are either refurbished and returned to the lender or replaced.
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
For both the three and nine months ended September 30, 2016 and 2015, we recognized rental income of $0.1 million and $0.4 million, respectively. We report this income as other income from an affiliate of the General Partner.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Nitrogen Fertilizer Market Conditions
Our products are global commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions and changes in supply and demand. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating the current global oversupply of nitrogen fertilizer and leading to lower selling prices.
The third quarter and first nine months of 2016 were significantly impacted by declining selling prices. Our average selling prices for ammonia and UAN declined by 35% and 33%, respectively, during the third quarter of 2016 as compared to the third quarter of 2015, which reduced both our net sales and gross margin in the third quarter of 2016 by $45.2 million. During the first nine months of 2016, our average selling prices for ammonia and UAN declined by 29% and 24%, respectively, which reduced both our net sales and gross margin in the first nine months of 2016 by $114.9 million.

TERRA NITROGEN COMPANY, L.P.

Over the past several years, strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity and the current surplus of supply in the market. Global investment in nitrogen production facilities includes the capacity expansion projects that are being completed by affiliates of our General Partner. In addition, lower global production costs, driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs have further contributed to the lower priced environment.
We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
Results of Operations
We reported net earnings of $28.8 million for the three months ended September 30, 2016 on net sales of $90.2 million, compared with net earnings of $69.4 million for the three months ended September 30, 2015 on net sales of $150.2 million. Net earnings per common unit for the three months ended September 30, 2016, were $1.04 compared with $2.23 for the three months ended September 30, 2015. We reported net earnings of $165.2 million for the nine months ended September 30, 2016 on net sales of $324.9 million, compared with net earnings of $227.7 million for the nine months ended September 30, 2015 on net sales of $430.4 million. Net earnings per common unit for the nine months ended September 30, 2016, were $5.71 compared with $7.57 for the nine months ended September 30, 2015.
The following table shows our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(in millions, except as noted)
Net sales	$90.2	$150.2	$(60.0)	(40)%	$324.9	$430.4	$(105.5)	(25)%
Cost of goods sold	57.4	76.1	(18.7)	(25)%	146.3	187.6	(41.3)	(22)%
Gross margin	32.8	74.1	(41.3)	(56)%	178.6	242.8	(64.2)	(26)%
Gross margin percentage	36.4%	49.3%	(12.9)%		55.0%	56.4%	(1.4)%
Selling, general and administrative expenses	4.0	4.7	(0.7)	(15)%	13.5	15.1	(1.6)	(11)%
Earnings from operations	28.8	69.4	(40.6)	(59)%	165.1	227.7	(62.6)	(27)%
Interest income	—	—	—	—%	0.1	—	0.1	N/M
Net earnings	$28.8	$69.4	$(40.6)	(59)%	$165.2	$227.7	$(62.5)	(27)%
Net earnings allocable to Common Units	$19.2	$41.2	$(22.0)	(53)%	$105.6	$140.0	$(34.4)	(25)%
Net earnings per Common Unit	$1.04	$2.23	$(1.19)	(53)%	$5.71	$7.57	$(1.86)	(25)%
Sales volume (tons in thousands):
Ammonia	103	75	28	37%	306	296	10	3%
UAN(1)	415	544	(129)	(24)%	1,231	1,207	24	2%
Total	518	619	(101)	(16)%	1,537	1,503	34	2%
Average selling prices (dollars per ton):
Ammonia	$297	$459	$(162)	(35)%	$347	$492	$(145)	(29)%
UAN(1)	$142	$211	$(69)	(33)%	$177	$234	$(57)	(24)%
Cost of natural gas (per MMBtu):
Purchased natural gas costs(2)	$2.61	$2.57	$0.04	2%	$2.12	$2.61	$(0.49)	(19)%
Realized derivatives loss(3)	0.11	0.05	0.06	N/M	0.54	0.21	0.33	N/M
Cost of natural gas	$2.72	$2.62	$0.10	4%	$2.66	$2.82	$(0.16)	(6)%
Production volume by product (tons in thousands):
Ammonia(4)	292	304	(12)	(4)%	804	785	19	2%
UAN(1)	454	513	(59)	(12)%	1,258	1,194	64	5%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Represents the cost of natural gas purchased during the period for use in production.

TERRA NITROGEN COMPANY, L.P.

(3)	Represents realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.
Third Quarter of 2016 Compared to the Third Quarter of 2015
Our net sales for the third quarter of 2016 were $90.2 million, a decrease of $60.0 million, or 40%, from the third quarter of 2015 net sales of $150.2 million. The decrease was primarily due to lower average selling prices for both UAN and ammonia in the third quarter of 2016 versus the third quarter of 2015 and lower UAN sales volume, partially offset by higher ammonia sales volume.
UAN selling prices declined by 33% from $211 per ton in the third quarter of 2015 to $142 per ton in the third quarter of 2016 due to the global fertilizer industry oversupply for all nitrogen fertilizer products. UAN sales volume decreased by 24% in the third quarter of 2016 to 415,000 tons from 544,000 tons in the third quarter of 2015 as customers for our products delayed purchases in anticipation of lower prices due to the global oversupply conditions.
Ammonia average selling prices declined by 35% from $459 per ton in the third quarter of 2015 to $297 per ton in the third quarter of 2016 due to the global fertilizer industry oversupply for all nitrogen fertilizer products. Ammonia sales volume increased by 37% from 75,000 tons in the third quarter of 2015 to 103,000 tons in the third quarter of 2016, due to more favorable demand conditions for ammonia versus UAN in the current oversupply environment and lower production of UAN.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015	2016 vs. 2015
	(in millions, except per ton amounts)
Realized natural gas costs	$28.5	$28.4	$0.1	—%
Unrealized mark-to-market loss on natural gas derivatives	3.3	17.0	(13.7)	(81)%
Payroll-related expenses	7.2	6.6	0.6	9%
Other	18.4	24.1	(5.7)	(24)%
Total cost of goods sold	$57.4	$76.1	$(18.7)	(25)%
Average cost of goods sold per ton	$111	$123	$(12)	(10)%
The average cost of goods sold decreased to $111 per ton in the third quarter of 2016 from $123 per ton in the third quarter of 2015. The 10% decrease in the average cost of goods sold per ton was due primarily to lower unrealized mark-to-market losses on natural gas derivatives. We recorded a $3.3 million unrealized net mark-to-market loss on natural gas derivatives for the third quarter of 2016, compared to a $17.0 million unrealized net mark-to-market loss for the third quarter of 2015. The derivative portfolio at September 30, 2016 includes natural gas derivatives that hedge a portion of anticipated natural gas purchases through December 2018.
Our gross margin was $32.8 million in the third quarter of 2016 compared to $74.1 million in the third quarter of 2015. Gross margin as a percentage of net sales decreased to 36.4% during the third quarter of 2016 from 49.3% during the third quarter of 2015 as a result of the impact of lower average selling prices for both UAN and ammonia and lower UAN sales volume in the third quarter of 2016 compared to the third quarter 2015, partially offset by lower unrealized net mark-to-market losses on natural gas derivatives during the third quarter of 2016 and higher ammonia sales volume.
Total selling, general and administrative expenses, including other general and administrative expenses, were $4.0 million in the third quarter of 2016 compared to $4.7 million in the third quarter of 2015. The decline was due primarily to a loss in the third quarter of 2015 on the disposal of certain machinery and equipment.
Our net earnings were $28.8 million in the third quarter of 2016, a decrease of $40.6 million, or 59%, as compared to $69.4 million in the third quarter of 2015. Net earnings decreased primarily due to the lower gross margin driven by lower average selling prices, as discussed above.

TERRA NITROGEN COMPANY, L.P.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
In the first quarter of 2016, we experienced an unscheduled outage for maintenance on one of the facility’s two ammonia plants, resulting in one-half of the complex's ammonia capacity being shut down for approximately two months, and one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted in March 2016. In the first quarter of 2015, we had a planned turnaround of an ammonia plant and a UAN plant, together representing approximately one-half of our production capacity. The ammonia plant turnaround was completed in the first quarter of 2015 and the UAN plant turnaround, including certain follow-on maintenance, was completed in the second quarter of 2015. These turnarounds reduced production in the nine months ended September 30, 2015.
Our net sales for the nine months ended September 30, 2016 were $324.9 million, a decrease of $105.5 million, or 25%, from net sales of $430.4 million for the nine months ended September 30, 2015. This decrease was due primarily to a decrease in UAN and ammonia average selling prices as a result of the global fertilizer industry oversupply for all nitrogen fertilizer products. This was partially offset by higher UAN and ammonia sales volume compared to the nine months ended September 30, 2015.
UAN selling prices declined by 24% from $234 per ton in the nine months ended September 30, 2015 to $177 per ton in the nine months ended September 30, 2016 due to the global fertilizer industry oversupply for all nitrogen fertilizer products. UAN sales volume increased by 2% in the nine months ended September 30, 2016 to 1,231,000 tons from 1,207,000 tons in the nine months ended September 30, 2015 due to increased UAN production.
Ammonia selling prices decreased by 29% from $492 per ton in the nine months ended September 30, 2015 to $347 per ton in the nine months ended September 30, 2016. The decrease in ammonia selling prices was due to the global fertilizer industry oversupply for all nitrogen fertilizer products. Ammonia sales volume increased from 296,000 tons in the nine months ended September 30, 2015 to 306,000 tons in the nine months ended September 30, 2016, due to increased production.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015	2016 vs. 2015
	(in millions, except per ton amounts)
Realized natural gas costs	$78.8	$79.6	$(0.8)	(1)%
Unrealized mark-to-market (gain) loss on natural gas derivatives	(21.7)	10.5	(32.2)	N/M
Payroll-related expenses	21.3	20.7	0.6	3%
Other	67.9	76.8	(8.9)	(12)%
Total cost of goods sold	$146.3	$187.6	$(41.3)	(22)%
Average cost of goods sold per ton	$95	$125	$(30)	(24)%
_________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton decreased to $95 per ton in the nine months ended September 30, 2016 from $125 per ton in the nine months ended September 30, 2015. The 24% decrease in the average cost of goods sold per ton was due primarily to an unrealized mark-to-market gain of $21.7 million in the first nine months of 2016 compared to an unrealized mark-to-market loss of $10.5 million in the same period in 2015, as well as lower idle plant costs due to the turnarounds that occurred in the first half of 2015.
Our gross margin was $178.6 million in the nine months ended September 30, 2016 compared to $242.8 million in the nine months ended September 30, 2015. The gross margin in the nine months ended September 30, 2016 declined 26% from the nine months ended September 30, 2015 primarily due to lower UAN and ammonia average selling prices partially offset by an unrealized net mark-to-market gain in natural gas derivatives and higher sales volume in the first nine months of 2016 compared to the first nine months of 2015. Gross margin as a percentage of net sales decreased to 55.0% during the nine months ended September 30, 2016 from 56.4% during the nine months ended September 30, 2015.
Total selling, general and administrative expenses, including other general and administrative expenses, were $13.5 million in the nine months ended September 30, 2016 compared to $15.1 million in the nine months ended September 30, 2015. The decline was due primarily to a loss in the first nine months of 2015 on the disposal of certain machinery and equipment.

TERRA NITROGEN COMPANY, L.P.

Our net earnings were $165.2 million in the nine months ended September 30, 2016, a decrease of $62.5 million, or 27%, as compared to $227.7 million in the nine months ended September 30, 2015. Net earnings decreased primarily due to the lower gross margin driven by lower average selling prices, as discussed above.
Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of September 30, 2016 was $48.7 million, a decrease of $57.7 million from $106.4 million as of December 31, 2015. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. treasuries and government obligations or direct investments in U.S. and Canadian treasury bills.
Because we sell our products to, and receive payroll and other related services from, affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$175.6	$267.8
Investing activities	(24.8)	(81.0)
Financing activities	(208.5)	(207.3)
Decrease in cash and cash equivalents	$(57.7)	$(20.5)
Operating Activities
Net cash provided by operating activities was $175.6 million in the first nine months of 2016 compared to $267.8 million in the same period of 2015, or a decline of $92.2 million. This decrease was due primarily to the $62.5 million decrease in net earnings. Net earnings included depreciation and amortization expense of $29.9 million and $25.5 million during the nine months ended September 30, 2016 and 2015, respectively, and unrealized net mark-to-market (gain) loss of $(21.7) million and $11.6 million during the nine months ended September 30, 2016, and 2015, respectively, on natural gas derivatives.
Investing Activities
Net cash used in investing activities was $24.8 million in the first nine months of 2016 compared to $81.0 million in the first nine months of 2015. The $56.2 million decrease in cash used in investing activities in 2016 was due to higher capital expenditures in the first nine months of 2015 due to planned plant turnaround activities.
Financing Activities
Net cash used in financing activities was $208.5 million in the first nine months of 2016 compared to $207.3 million in the first nine months of 2015, and consists of distributions paid to our unitholders. The distributions paid are based on "Available Cash," as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $24.8 million during the nine months ended September 30, 2016 compared to $81.9 million during the nine months ended September 30, 2015, with the decrease primarily resulting from the cost of turnarounds in the first half of 2015. We expect total 2016 capital expenditures will be in the range of $35 million to $40 million. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete. Planned capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures reduce the Available Cash for unitholder distributions.

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
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2016 and 2015, we declared and paid partnership distributions of $208.5 million and $207.3 million, respectively.
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
On November 2, 2016, we announced a $1.77 cash distribution per common unit, payable on November 30, 2016 to holders of record as of November 15, 2016. In the third quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
General Partner Option to Effect Mandatory Redemption of Partnership Units
At September 30, 2016, the General Partner and its affiliates owned 75.3% of our outstanding units. When not more than 25% of our issued and outstanding units are held by non-affiliates of the General Partner, as was the case at September 30, 2016, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding units held by non-affiliated persons. If the General Partner elects to acquire all outstanding units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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
Contractual Obligations
At September 30, 2016, there were no material changes to the Partnership's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report.
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
Magellan Ammonia Pipeline Outage
CF Industries utilizes an ammonia pipeline that is owned and operated by Magellan Midstream Partners L.P. (Magellan) to transport ammonia from our Verdigris, Oklahoma production complex to certain of their distribution facilities and customers. In October 2016, an ammonia release from the Magellan pipeline was discovered that resulted in the complete shutdown of the pipeline until such repairs can be made as are required by regulators. CF Industries has alternative barge, rail and truck shipping options available to ship the ammonia it purchases from us, but each option will result in increased shipping costs as compared to utilization of the Magellan pipeline which may impact the selling price that we realize. We cannot estimate at this time the duration of the pipeline shutdown or its potential financial impact on us.

TERRA NITROGEN COMPANY, L.P.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," “will” or “would” and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed under "Risk Factors" in Item 1A in this Quarterly Report on Form 10-Q and under "Risk Factors" in Item 1A in our Annual Report on Form 10-K filed on February 25, 2016. Such factors include, among others:

•	risks related to our reliance on one production facility;

•	the cyclical nature of our business and the agricultural sector;

•	the volatility of natural gas prices in North America;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. agricultural industry;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	the seasonality of the fertilizer business;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	limited access to capital;

•	acts of terrorism and regulations to combat terrorism;

•	risks related to our dependence on and relationships with CF Industries;

•	deterioration of global market and economic conditions;

•	risks related to our partnership structure and control of the General Partner by CF Industries;

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

TERRA NITROGEN COMPANY, L.P.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
As of September 30, 2016 and December 31, 2015, we had open derivative contracts for 36.9 million MMBtus and 59.6 million MMBtus, respectively, of natural gas. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of September 30, 2016, would result in a favorable change in the fair value of these derivative positions by $34.0 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $34.0 million.
ITEM 4.    CONTROLS AND PROCEDURES.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

TERRA NITROGEN COMPANY, L.P.

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS.
Set forth below is an update to the risk factors previously disclosed in our Annual Report on Form 10-K filed on February 25, 2016 under "Risk Factors-Risks Related to Our Business.” We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed on February 25, 2016 under "Risk Factors-Risks Related to Our Partnership Structure" or "Risk Factors-Tax Risks to Our Common Unitholders." In addition to the other information contained herein and in our most recent periodic reports filed with the SEC, including our Annual Report on Form 10-K filed on February 25, 2016, you should carefully consider our risk factors disclosure before deciding to invest in TNCLP’s common units. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
Periods of strong demand, high capacity utilization and increasing operating margins tend to stimulate global investment in production capacity. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply and affect the supply demand balance. In recent years, fertilizer producers, including CF Industries, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating a global nitrogen fertilizer oversupply leading to lower nitrogen fertilizer selling prices. Lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs, have further contributed to the lower priced environment.
Selling prices reached multi-year lows in the third quarter and first nine months of 2016. The average selling price for our products in the third quarter of 2016 was $174 per ton compared to $243 per ton for the third quarter of 2015, a decrease of 28%. The average selling price for our products in the first nine months of 2016 was $211 per ton compared to $286 per ton for the first nine months of 2015, a decline of 26%.
Additional production capacity is expected to come on line over the next twelve months, including capacity from CF Industries’ expansion projects which is expected to come fully on line by the end of 2016. We cannot predict the extent to which the current oversupply environment, global or local economic and financial conditions or changes in such conditions, or other factors may cause delays, cancellation or acceleration of other announced and/or ongoing projects.
We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.

TERRA NITROGEN COMPANY, L.P.

During periods of industry oversupply, our financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production. Our financial performance, the amount of our cash distributions, and the trading price for our common units have been negatively impacted by the lower selling prices resulting from the current global oversupply of nitrogen fertilizer. The period of time that these conditions will persist and the degree to which they will impact our business, financial condition, results of operations, cash flows and ability to pay cash distributions is uncertain.
Our products are global commodities, and we face intense global competition from other fertilizer producers.
We are subject to intense price competition from our competitors. Most fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality.
We compete with many producers, including state-owned and government-subsidized entities. Consolidation in the industry has increased, and future consolidation is expected to further increase, the resources of several of our competitors. For example, in September 2016, our competitors Agrium Inc. and Potash Corporation of Saskatchewan Inc. announced plans to merge. Some of our competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Furthermore, certain governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. Our competitive position could suffer to the extent we are not able to expand our own resources, either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.
China, the world’s largest producer and consumer of nitrogen fertilizers, currently has significant capacity surplus and many high cost plants. As a result, the domestic nitrogen industry in China is operating at low rates. If Chinese government policy, devaluation of the Chinese renminbi or decreases in Chinese producers’ underlying costs such as the price of Chinese coal encourage increased production capacity utilization, the resulting export volume could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing “food versus fuel” debate and other factors have resulted in calls to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand.
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Any reduction in the demand for chemical fertilizer products, including any limitation on the use and application of chemical fertilizer, could affect the demand for our products, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.

TERRA NITROGEN COMPANY, L.P.

Our business is dependent on North American natural gas, the prices of which are subject to volatility.
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea ammonium nitrate solution (UAN) and other nitrogen products. Natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During the first nine months of 2016, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $3.14 per MMBtu on September 23, 2016. During the three year period ended September 30, 2016, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $7.94 per MMBtu on March 5, 2014.
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
The price of natural gas in North America and worldwide has been volatile in recent years and has declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated gas. Additionally, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices. If such reduced production or increased demand were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States or elsewhere, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our operations are dependent upon raw materials provided by third parties, and any delay or interruption in the delivery of raw materials may adversely affect our business.
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
We rely on railroad, truck, pipeline, and river barge companies to transport raw materials to our manufacturing complex, to coordinate and deliver finished products into CF Industries’ distribution system and to ship finished products to CF Industries’ customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, rail lines, river locks, and equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced periodic service slowdowns due to capacity constraints in their systems which impact the shipping times of our products.
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

TERRA NITROGEN COMPANY, L.P.

If shipping of our products is delayed or we are unable to obtain raw materials as a result of these transportation companies’ failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected.
The railroad industry continues various efforts to limit the railroads’ potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia that we transport to and from our facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products. Increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
We are currently insured under CF Industries’ property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. CF Industries’ insurance policies are subject to various self-retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. CF Industries’ insurance policies are generally renewed annually. As a result of market conditions, insurance premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances (including if CF Industries had fully utilized the purchased coverage), certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead CF Industries to decide to reduce, or possibly eliminate, coverage. There can be no assurance that CF Industries or we will be able to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.
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
Adverse weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which could lower the income of growers and impair their ability to purchase fertilizer from CF Industries’ customers. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.
Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen fertilizer products. Colder than normal winters and warmer than normal summers increase the demand for natural gas for power generation and for residential and industrial use, which can increase the cost and/or decrease the availability of natural gas. In addition, adverse weather events such as very low temperatures leading to well freeze-offs or hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.
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
We hold numerous environmental and other governmental permits and approvals authorizing operations at our Verdigris facility. Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing permit or approval, or a determination that we have violated a law or permit as a result of a governmental inspection of our facility could have a material adverse effect on our ability to continue

TERRA NITROGEN COMPANY, L.P.

operations at the Verdigris facility and on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. On October 1, 2015, the EPA released a final regulation lowering the national ambient air quality standard for ozone. Ozone attainment designations are expected by October 2017, and this action is expected to result in additional areas of the country being classified as being in nonattainment with the ozone standard and subject to more stringent permitting requirements, which in turn could make it much more difficult and expensive to obtain permits to construct new facilities or expand our existing operations.
Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
We are subject to greenhouse gas (GHG) regulations. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2 °C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 °C above pre-industrial levels. The Paris Agreement has been ratified by the United States and will go into effect in November 2016. The Paris Agreement could result in more aggressive efforts to reduce GHG emissions. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us, because our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
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
Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are multi-national commercial banks, major financial institutions or large energy companies. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the

TERRA NITROGEN COMPANY, L.P.

credit risk through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements. However, our liquidity and cash available for distributions to unitholders could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments.
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
A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could affect the ability of CF Industries’ customers and their customers to obtain sufficient credit to support their operations and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to CF Industries’ customers’ reluctance to replenish inventories. Changes in global economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. For example, increased uncertainty in the wake of the referendum in the United Kingdom in June 2016, which resulted in a vote in favor of exiting the European Union (Brexit), has resulted in increased volatility in the global

TERRA NITROGEN COMPANY, L.P.

financial markets and the impact of Brexit on the global economy in 2016 and beyond remains uncertain. The overall impact of changes in global economic conditions on us is difficult to predict, and our business could be materially adversely impacted.
In addition, conditions in the international market for nitrogen fertilizers significantly influence our operating results. The international market for fertilizers is influenced by such factors as currency exchange rates, including the relative value of the U.S. dollar and its impact upon the cost of importing of nitrogen fertilizers into the United States, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and the laws and policies of the markets in which we operate that affect foreign trade and investment.

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    EXHIBITS.
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 33 of this report.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: November 3, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Unaudited Consolidated Financial Statements