Form 10-K
period 2016-12-31
TERRA NITROGEN CO L P /DE
filed 2017-02-23
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 OR
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒
The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $482,335,608.
The number of common units, without par value, outstanding as of February 22, 2017 was 18,501,576.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

Part I
ITEM 1.    BUSINESS.
        "Notes" referenced throughout this document refer to financial statement note disclosures that are found in Item 8. Financial Statements and Supplementary Data.
Overview
Terra Nitrogen Company, L.P. ("TNCLP," "we," "our" or "us") is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2016, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of December 31, 2016.
CF Industries, through its subsidiaries, is a global leader in the manufacturing and distribution of nitrogen products, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen manufacturing complexes in the United States, Canada and the United Kingdom and distributes plant nutrients through a system of terminals, warehouses, and associated transportation equipment located primarily in the midwestern United States.
For the year ended December 31, 2016, we sold 2.2 million tons of nitrogen fertilizers, recognized net sales of $418.3 million and generated net earnings of $209.3 million. Additional financial information about our business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
TNCLP and TNGP have no employees. Affiliates of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Note 10—Related Party Transactions.
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
On January 19, 2017, the Internal Revenue Service (IRS) issued final regulations on the types of income and activities that constitute or generate qualifying income of a MLP. For calendar year MLPs, the effective date of the regulations is January 1, 2018. The regulations have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The regulations define the activities that generate qualifying income from certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the regulations reserve on specifics regarding fertilizer-related activities. However, the IRS has issued a private letter ruling to a taxpayer in the fertilizer industry unrelated to TNCLP which would indicate that each taxpayer's fertilizer manufacturing activities should produce qualifying income for purposes of determining whether 90% of the partnership's gross income is qualifying income. The entity to which this private letter ruling was issued would appear to operate a nitrogen fertilizer manufacturing business that is similar to ours.  While this private letter ruling provides some insight into the manner in which the IRS analyzed fertilizer manufacturing activities at the time this ruling was issued, this private letter ruling is specific to a different entity. Thus, the IRS is not bound to follow it in respect of TNCLP, nor may we rely on it

TERRA NITROGEN COMPANY, L.P.

as precedent when determining whether we satisfy the MLP 90% gross income test. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.
Throughout this document, references to "affiliates of the General Partner" refer to consolidated subsidiaries of CF Industries, including TNGP. CF Industries acquired Terra Industries, Inc. (Terra) in April 2010, and acquired the General Partner and Terra's ownership in the Partnership at that time.
We make available free of charge through CF Industries' Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the General Partner's Corporate Governance Guidelines and charters for the Audit Committee and Corporate Governance and Nominating Committee of the General Partner's Board of Directors (TNGP Board of Directors) are also available on CF Industries' Internet website. We will provide electronic or paper copies of these documents free of charge upon written request delivered to our principal executive offices at the address below. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015.
Product Tons and Nutrient Tons
Unless otherwise stated, we measure our production and sales volume in this Annual Report on Form 10-K in product tons, which represents the weight of the product measured in short tons (one short ton is equal to 2,000 pounds).
We also provide certain supplementary volume information measured in nutrient tons. Nutrient tons represent the weight of the product’s nitrogen content, which varies by product. Ammonia product tons represent 82% nitrogen content and UAN product tons assume a 32% nitrogen content basis.
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
Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect product used internally in the manufacture of other products (for example, in 2016 we used approximately 0.7 million tons of ammonia in the production of UAN).

	2016		2015		2014
	Tons	Sales	Tons	Sales	Tons	Sales
	(tons in thousands; sales dollars in millions)
Nitrogen Fertilizer Products
Ammonia	409	$132.2	418	$199.5	331	$150.7
UAN	1,759	284.4	1,668	379.2	1,937	494.4
Our gross margin was $226.8 million, $325.8 million and $386.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Our Facilities
Our sole production facility, in Verdigris, Oklahoma, is the second largest UAN production facility in North America. It has two ammonia plants, two nitric acid plants and two UAN plants, providing us with some flexibility to adjust our product mix between ammonia and UAN. It has the annual capacity to produce approximately 1.2 million tons of ammonia (most of which is upgraded to UAN) and 2.0 million tons of UAN. The Verdigris facility represents approximately 5% of North American ammonia capacity and 13% of North American UAN capacity.

TERRA NITROGEN COMPANY, L.P.

The following table summarizes our nitrogen fertilizer production volume for the last three years.

	2016	2015	2014
	(tons in thousands)
Ammonia(1)	1,126	1,109	1,147
UAN (32%)	1,739	1,688	1,942
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded to UAN.
Our Verdigris location is well suited to serve the midwestern U.S. corn belt. Verdigris is strategically located on approximately 800 acres near Tulsa's Port of Catoosa on the Verdigris River. We lease a port terminal from the Tulsa-Rogers County Port Authority, which provides access to transport fertilizer by way of river barges. In addition, Verdigris is located on the Burlington Northern Santa Fe railroad, providing access to rail transport. We also have access to a 1,100-mile ammonia pipeline. The complex has on-site storage for 60,000 tons of ammonia and 100,000 tons of UAN, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production.
Our capital expenditures are primarily related to plant maintenance and turnaround projects to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Occasionally, we have had other capital expenditure projects related to items such as the installation of new plant control systems or construction of additional on-site storage, including the construction of a new 50,000 ton capacity UAN tank that was completed in 2015. Planned capital expenditures and plant turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures also reduce the Available Cash (as defined in our agreement of limited partnership) for unitholder distributions.
Customers
We sell all of the fertilizer products that we produce to affiliates of the General Partner, making it our only customer.
Raw Materials
Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2016, natural gas accounted for approximately 58% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our Verdigris facility has access to abundant, competitively-priced natural gas through a transportation arrangement connecting it to ONEOK Gas Transportation, L.L.C.'s intrastate pipeline system.
In 2016, our Verdigris facility consumed approximately 41 million MMBtus of natural gas. We purchase natural gas from a variety of suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 7—Derivative Financial Instruments.
Distribution
Our production facility in Verdigris is located near the agricultural areas of the midwestern United States, and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has access to an ammonia pipeline to transport product to high demand regions.
Competition
The market for nitrogen fertilizer products is global and intensely competitive. Competition in the nitrogen fertilizer market is based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers. Agrium Inc., Koch Nitrogen Company, CVR Partners, LP, LSB Industries, Inc. and CF Industries are all large North American-based producers of nitrogen fertilizer products. Additionally, Iowa Fertilizer Company and Yara BASF are expected to bring new nitrogen fertilizer production facilities located in North America on line in 2017. There is also significant competition from product sourced from other regions of the world, including some with lower natural gas or other feedstock costs.

TERRA NITROGEN COMPANY, L.P.

Seasonality
The fertilizer business is seasonal. However, the sales pattern of our business can change significantly from year to year due to weather conditions and other factors impacting the agricultural industry. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring planting season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.
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
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2016 totaled approximately $3.5 million. In 2017 we estimate that we will spend approximately $0.8 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
On December 12, 2015, 195 countries, including the United States, adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2 °C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 °C above pre-industrial levels. The Paris Agreement has been accepted by the United States and went into effect in November 2016. However, as a result of the recent presidential election, the United States may decide to withdraw from the Paris Agreement (or the United Nations Framework Convention on Climate Change, which would also result in withdrawal from the Paris Agreement) or, prior to taking such actions, could disregard its commitments under the Paris Agreement. The impact of such actions, if they take place, on the future implementation of the

TERRA NITROGEN COMPANY, L.P.

Paris Agreement is uncertain. If the Paris Agreement remains in effect, it could result in more aggressive efforts to reduce GHG emissions. There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us because our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
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

ITEM 1A.    RISK FACTORS.
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
Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by planted acreage and fertilizer application rates, driven by population growth, changes in dietary habits and non-food usage of crops, such as the production of ethanol and other biofuels, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade.
Periods of strong demand, high capacity utilization and increasing operating margins tend to stimulate global investment in production capacity. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply and affect the supply and demand balance. In recent years, fertilizer producers, including CF Industries, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating a global nitrogen fertilizer oversupply leading to lower nitrogen fertilizer selling prices. Lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs, have further contributed to the lower priced environment.
In 2016, selling prices reached multi-year lows last seen in 2009. The average selling price for our products in 2016 was $193 per ton compared to $279 per ton in 2015, a decrease of 31%.
Additional production capacity has recently come on line, including capacity from CF Industries’ expansion projects, and more production capacity is expected to come on line over the next 12 months. We cannot predict the extent to which the current oversupply environment, global or local economic and financial conditions or changes in such conditions, or other factors may cause delays, cancellation or acceleration of other announced and/or ongoing projects.
We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
During periods of industry oversupply, our financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production. Our financial performance, the amount of our cash distributions, and the trading price for our common units have been negatively impacted by the lower selling prices resulting from the current global oversupply of nitrogen fertilizer. The period of time that these conditions will persist and the degree to which they will impact our business, financial condition, results of operations, cash flows and ability to pay cash distributions are uncertain.

TERRA NITROGEN COMPANY, L.P.

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
China, the world's largest producer and consumer of nitrogen fertilizers, currently has significant capacity surplus and many high-cost plants. As a result, the domestic nitrogen industry in China is operating at low rates. If Chinese government policy, devaluation of the Chinese renminbi or decreases in Chinese producers' underlying costs such as the price of Chinese coal encourage increased production capacity utilization, the resulting export volume could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
A decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the demand for our products.
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
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, or nitrogen-efficient varieties, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. Widespread adoption of emerging application technologies could disrupt traditional application practices, affecting the volume or types of products used and timing of applications. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Any reduction in the demand for chemical fertilizer products, including any limitation on the use and application of chemical fertilizer, could affect the demand for our products, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our business is dependent on North American natural gas, the prices of which are subject to volatility.
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce our nitrogen products. Natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During 2016, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $3.77 per MMBtu on December 8, 2016. During the three year period ended December 31, 2016, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $7.94 per MMBtu on March 5, 2014.

TERRA NITROGEN COMPANY, L.P.

Changes in the supply of and demand for natural gas can lead to periods of volatile natural gas prices. If high prices were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. We sell all of our output of fertilizer products to affiliates of the General Partner at prices determined based on market prices for our fertilizer products as defined in the Services and Offtake Agreement.
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
We rely on railroad, truck, pipeline, and river barge companies to transport raw materials to our manufacturing complex, to coordinate and deliver finished products into CF Industries' distribution system and to ship finished products to CF Industries' customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, rail lines, river locks, and equipment that our third party service providers utilize, we may experience delays in the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced periodic service slowdowns due to capacity constraints in their systems which impact the shipping times of our products.
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
If shipping of our products is delayed as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected.
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

TERRA NITROGEN COMPANY, L.P.

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
The information management systems that we use are those provided by CF Industries, while we own the computer control systems that operate our plants. We rely on information technology and computer control systems in many aspects of our business, including internal and external communications, the management of our accounting, financial and supply chain functions and plant operations. Business and supply chain disruptions, plant and utility outages and information technology system and network disruptions due to cyber attacks could seriously harm our operations and materially adversely affect our operating results. Cyber security risks include attacks on information technology and infrastructure by hackers, damage or loss of information due to viruses, the unintended disclosure of confidential information, the misuse or loss of control over computer control systems, and breaches due to employee error. Our exposure to cyber security risks includes exposure through third parties on whose systems we place significant reliance for the conduct of our business. We routinely review and implement security procedures and measures in order to protect our systems and information from being vulnerable to evolving cyber attacks. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber attacks. Compromises to our information and control systems could have severe financial and other business implications.
Adverse weather conditions may decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations.
Weather conditions that delay or disrupt field work during the planting, growing, harvesting or application periods may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following application period, resulting in lower demand for our products.
Adverse weather conditions during or following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which could lower the income of growers and impair their ability to purchase fertilizer from CF Industries' customers. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.
Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen fertilizer products. Colder than normal winters and warmer than normal summers increase the demand for natural gas for power generation and for residential and industrial use, which can increase the cost and/or

TERRA NITROGEN COMPANY, L.P.

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
We are subject to numerous environmental, health and safety laws and regulations in the United States, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Toxic Substances Control Act and various other federal, state and local laws.
As a fertilizer company working with hazardous substances, our business faces risks of spills, discharges or other releases of those substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our facility, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.
Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety laws change regularly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
We are subject to GHG regulations. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2 °C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 °C above pre-industrial levels. The Paris Agreement has been accepted by the United States and went into effect in November 2016. However, as a result of the recent presidential election, the United States may decide to withdraw from the Paris Agreement (or the United Nations Framework Convention on Climate Change, which would

TERRA NITROGEN COMPANY, L.P.

also result in withdrawal from the Paris Agreement) or, prior to taking such actions, could disregard its commitments under the Paris Agreement. The impact of such actions, if they take place, on the future implementation of the Paris Agreement is uncertain. If the Paris Agreement remains in effect, it could result in more aggressive efforts to reduce GHG emissions. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us, because our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
Our operating results fluctuate due to seasonality.
The fertilizer business is seasonal. However, the sales pattern of our business can change significantly from year to year due to weather conditions and other factors impacting the agricultural industry. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring planting season.
As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. In addition, as a consequence of our seasonality, our Available Cash for distributions can be volatile, and will vary quarterly and annually.
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
We invest capital in our business to comply with environmental, health and safety regulations and policies, maintain our manufacturing assets, improve our production capabilities and capitalize on growth opportunities. The primary source of capital invested in our business is cash from operations. In the event that cash generated from operations is insufficient to fund capital investments, we would need to obtain additional funding in the form of loans or equity. Our ability to obtain such funding would be determined by market conditions at the time of the capital need. Our partnership structure, our reliance on a single manufacturing facility in Verdigris, Oklahoma and our reliance on affiliates of the General Partner as our only customer could impede our ability to obtain such capital, which could materially adversely impact our business, financial condition, results of operations, liquidity and ability to pay cash distributions to unitholders.

TERRA NITROGEN COMPANY, L.P.

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
We are dependent on CF Industries for our success in a number of respects. CF Industries, through subsidiaries, purchases all of the production from our manufacturing facility and, together with its affiliates, provides certain services to us, including staffing, benefits, human resources administration, production planning, manufacturing management, procurement, logistics, accounting, legal, risk management, investor relations and other general and administrative services. CF Industries and its wholly-owned subsidiaries have debt and debt service requirements and we currently do not. Although CF Industries is affected by most of the factors that affect us, a higher level of debt could put CF Industries at greater risk than us in the event business conditions deteriorate materially. Our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders might be adversely affected by any financial or operational difficulties at CF Industries, including any potential default by CF Industries or its subsidiaries on their debt or any bankruptcy proceeding by CF Industries. Information regarding CF Industries can be obtained in its various filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could affect the ability of CF Industries' customers and their customers to obtain sufficient credit to support their operations and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to CF Industries' customers' reluctance to replenish inventories. Changes in global economic conditions can arise suddenly and the full impact of such changes can be difficult to ascertain, resulting in anxiety among market participants that can persist for protracted periods. For example, concern and uncertainty over the potential impact on the global economy of the referendum in the United Kingdom in June 2016, which resulted in a vote in favor of exiting the European Union, has resulted in increased volatility in the global financial markets. The overall impact of changes in global economic conditions on us is difficult to predict, and our business could be materially adversely impacted.
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
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect the General Partner or the TNGP Board of Directors on an annual or other continuing basis. The TNGP Board of Directors, including the independent directors, is chosen entirely by CF Industries as the indirect owner of the General Partner and not by our common unitholders. Unlike publicly-traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of shareholders. Furthermore, even if our unitholders are dissatisfied with the performance of the General Partner, the General Partner may only be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by the General Partner and its affiliates (including CF Industries). As a result, given that the General Partner and its affiliates own approximately 75.1% of our outstanding common units, holders of our publicly-traded common units are not able to remove the General Partner under any circumstances.
The control of the General Partner may be transferred to a third party without unitholder consent.
There is no restriction in our agreement of limited partnership on the ability of CF Industries to transfer its equity interest in the General Partner to a third party. The new equity owner of the General Partner would then be in a position to replace the TNGP Board of Directors and the officers of the General Partner with its own choices and to influence the decisions taken by the TNGP Board of Directors and officers of the General Partner.
The TNGP Board of Directors and officers of the General Partner have fiduciary duties to TNGP and its stockholders, and the interests of TNGP and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.
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

•
the fact that all executive officers of the General Partner, and the majority of the directors of the General Partner, also serve as executive officers of CF Industries. Such executive officers, including the General Partner's chief executive officer, chief financial officer and senior vice presidents, divide their time between our business and the business of CF Industries. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or CF Industries.

TERRA NITROGEN COMPANY, L.P.

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
The agreement of limited partnership limits the liability and reduces the fiduciary duties of the General Partner and its directors and officers, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. For example:

•
The agreement of limited partnership provides that none of the General Partner, any of its affiliates, or any director or officer of the General Partner or any of its affiliates will have any liability for monetary damages to us or our unitholders for any act or omission if such person acted in good faith.

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
The agreement of limited partnership does not prohibit CF Industries and its affiliates, other than TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in any businesses which could compete with our business. In addition, CF Industries has recently constructed certain assets related to our business and may in the future acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.
As a publicly-traded partnership we qualify for, and are relying on, certain exemptions from the corporate governance requirements of the New York Stock Exchange (NYSE).
As a publicly-traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE's corporate governance requirements, including:

•	the requirement that a majority of the TNGP Board of Directors consist of independent directors; and

•	the requirement that the TNGP Board of Directors have a compensation committee that is composed entirely of independent directors.
As a result of these exemptions, the TNGP Board of Directors is not comprised of a majority of independent directors, and the TNGP Board of Directors did not establish a compensation committee. Accordingly, unitholders do not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE.
Common units are subject to the General Partner's call right.
The General Partner and its affiliates own approximately 75.1% of our outstanding common units. When not more than 25% of the issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all such outstanding common units held by non-affiliated persons. The purchase price per unit will be the greater of (i) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced and (ii) the highest price paid by the General Partner or any of its affiliates for any common unit within the

TERRA NITROGEN COMPANY, L.P.

90 days preceding the date the purchase is announced. As a result of this right, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units.
Limited partners of TNCLP may not have limited liability if a court finds that unitholder action constitutes control of our business.
A general partner of a limited partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. TNCLP is organized under Delaware law and the Operating Partnership conducts business in Oklahoma. Limited partners of TNCLP (Limited Partners) could be liable for our obligations as if such Limited Partners were general partners if a court or government agency determined that:

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
We may issue additional common units and other equity interests without unitholder approval, which would dilute unitholders' existing interests.
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

TERRA NITROGEN COMPANY, L.P.

The anticipated after-tax economic benefit of an investment in our common units depends largely on TNCLP being treated as a partnership for federal income tax purposes. To maintain TNCLP's status as a partnership for federal income tax purposes, current law requires that 90% or more of our gross income for every taxable year consist of "qualifying income," as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the "IRS") on this or any other matter affecting us.
If TNCLP were to be treated as a corporation in any taxable year, its income, gains, losses, deductions and credits would be reflected on its tax return rather than being passed through to unitholders, and its net income would be taxed at corporate rates. In addition, distributions made to unitholders would be treated as dividend income, to the extent of current and accumulated earnings and profits, and in the absence of earnings and profits, as a nontaxable return of capital (to the extent of a unitholder's basis in his units) or as capital gain (after a unitholder's basis in his units has been reduced to zero). If the IRS were to challenge the federal income tax status of TNCLP, it could result in an audit of a unitholder's entire tax return and in adjustments to items on that return which are unrelated to the ownership of our units. In addition, each unitholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.
There can be no assurance that TNCLP will continue to satisfy the requirements for treatment as a partnership for federal income tax purposes or that the law will not be changed to make TNCLP taxable as a corporation for federal income tax purposes. If such a new law were enacted, then the Minimum Quarterly Distribution (as defined in our agreement of limited partnership) and each of the target distribution levels would be adjusted downward. In such an event, the Minimum Quarterly Distribution and first, second and third target distributions for each quarter thereafter would be reduced to take into account the federal, state and local taxes applicable to TNCLP that would be imposed on the earnings used to make such distributions. For additional information regarding cash distributions, see the "Liquidity and Capital Resources" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
If the IRS contests the federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest will reduce our Available Cash.
We have not requested a ruling from the IRS with respect to TNCLP's treatment as a partnership for federal income tax purposes or any other matter. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of our positions. Any contest with the IRS could materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders because the costs would reduce our Available Cash.

TERRA NITROGEN COMPANY, L.P.

The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial interpretation at any time. On January 19, 2017, the IRS issued final regulations on the types of income and activities that constitute or generate qualifying income of a MLP. For calendar year MLPs, the effective date of the regulations is January 1, 2018. The regulations have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The regulations define the activities that generate qualifying income from certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the regulations reserve on specifics regarding fertilizer-related activities. However, the IRS has issued a private letter ruling to a taxpayer in the fertilizer industry unrelated to TNCLP which would indicate that each taxpayer's fertilizer manufacturing activities should produce qualifying income for purposes of determining whether 90% of the partnership's gross income is qualifying income. The entity to which this private letter ruling was issued would appear to operate a nitrogen fertilizer manufacturing business that is similar to ours.  While this private letter ruling provides some insight into the manner in which the IRS analyzed fertilizer manufacturing activities at the time this ruling was issued, this private letter ruling is specific to a different entity. Thus, the IRS is not bound to follow it in respect of TNCLP, nor may we rely on it as precedent when determining whether we satisfy the MLP 90% gross income test. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions.
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
We prorate our items of income and loss between transferors and transferees of our units each month based upon the ownership of our units as of the close of business on the last day of the preceding month instead of the date a particular unit is transferred. As a result of this monthly allocation, a unitholder transferring units may be allocated income, gain, loss, deduction and credit recognized after the transfer. The use of these proration methods may not be permitted under existing Treasury Regulations promulgated under the Code ("Treasury Regulations"). If the IRS were to challenge this method or new Treasury Regulations regarding allocation methods were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

TERRA NITROGEN COMPANY, L.P.

or non-U.S. person should consult its tax advisor before investing in our units. Any tax-exempt entity or non-U.S. person who currently holds our units should consult with their tax advisor as to the U.S. federal and state tax consequences of their holding of our units, including the taxability of income and/or distributions to them.
We treat each purchaser of our units as having the same tax benefits without regard to the actual units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.
Because we cannot match transferors and transferees of our units and to maintain the uniformity of the economic and tax characteristics of our common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to these positions could adversely affect the amount of tax benefits available to a unitholder or the value of our common units.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in a termination of TNCLP for federal income tax purposes.
TNCLP and the Operating Partnership will be considered to have constructively terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in TNCLP capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Because CF Industries currently owns approximately 75.1% of the outstanding common units and all of the outstanding Class B common units of TNCLP, a sale or exchange of all or a substantial portion of CF Industries' interests in TNCLP (including sales or transfers to affiliates of CF Industries), when combined with trading in the open market, may constitute a sale or exchange of 50% or more of the total interest in TNCLP. A constructive termination would, among other things, result in the closing of TNCLP's taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of a tax year of TNCLP may also result in more than twelve months of our taxable income or loss being included in such unitholder's taxable income for the year of termination. Termination could also subject us to penalties if we are unable to determine that a termination occurred and therefore failed to make necessary elections in a timely manner.
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
Beginning in 2013, for federal income tax purposes, certain investment income earned by unitholders has become subject to an additional 3.8% surtax enacted as part of the Health Care and Education Reconciliation Act of 2010 (the "Health Care Surtax"). Unitholders will need to take into consideration the Health Care Surtax for estimated tax purposes, as well as in the filing of their income tax returns. Gross income from a passive activity, or a trade or business of trading in financial instruments or commodities can be subject to the Health Care Surtax. A "passive activity" is defined to be a trade or business in which the taxpayer does not "materially" participate. This category could include net business income from MLPs such as TNCLP. Investors in our common units are encouraged to consult their tax advisors as to the applicability of the Health Care Surtax to their particular tax situation.

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

TERRA NITROGEN COMPANY, L.P.

FORWARD LOOKING STATEMENTS
From time to time, in this Annual Report on Form 10-K as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," or "would" and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this document.
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A and elsewhere in this Annual Report on Form 10-K. Such factors include, among others:

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

•
changes in our available cash for distribution to our unitholders, due to, among other things, changes in our earnings, the amount of cash generated by our operations and the amount of cash reserves established by the General Partner for operating, capital and other requirements;

•	the conflicts of interest that may be faced by the executive officers of the General Partner, who operate both us and CF Industries; and

•	tax risks to our common unitholders and changes in our treatment as a partnership for U.S. or state income tax purposes.

TERRA NITROGEN COMPANY, L.P.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Information regarding our Verdigris, Oklahoma facility and properties is included in Part I, Item 1. Business—Our Products and —Our Facilities.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may be involved in claims, disputes, administrative proceedings and litigation arising in the ordinary course of business. Based on the information available as of the date of this filing, we do not believe that the matters in which the Partnership may be currently involved, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

TERRA NITROGEN COMPANY, L.P.

Part II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH". There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2016 and 2015, as reported on the NYSE Composite Price History.

	2016		2015
Quarter	High	Low	High	Low
1st	$114.99	$84.12	$158.70	$99.22
2nd	127.00	99.55	149.88	115.05
3rd	122.00	104.88	125.83	98.00
4th	113.35	95.92	116.35	100.50
Ownership of TNCLP is composed of the general partner interests and the limited partner interests. The Limited Partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2016. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 16, 2017 was 86.
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
The following table represents cash distributions to the holders of common units, Class B common units and the General Partner declared for the years ended December 31, 2016 and 2015:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2016
	First Quarter	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
	Second Quarter	28.0	1.51	0.4	2.09	11.1	39.5
	Third Quarter	47.7	2.58	0.7	4.17	30.4	78.8
	Fourth Quarter	32.7	1.77	0.5	2.60	15.8	49.0
2015
	First Quarter	$46.3	$2.50	$0.7	$4.03	$29.1	$76.1
	Second Quarter	38.5	2.08	0.6	3.20	21.3	60.4
	Third Quarter	43.6	2.36	0.7	3.74	26.5	70.8
	Fourth Quarter	52.0	2.81	0.9	4.64	34.6	87.5

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected historical financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per unit data)
Income Statement Data:
Net sales	$418.3	$581.7	$648.3	$736.2	$780.1
Gross margin	226.8	325.8	386.7	519.8	577.8
Net earnings	209.3	306.9	370.0	502.4	560.8
Net earnings per common unit	7.56	10.06	12.07	15.77	17.06
Partnership Distributions Paid:
Limited Partner, common units	$161.7	$180.4	$185.1	$265.6	$312.1
Limited Partner, Class B common units	2.5	2.9	2.9	4.6	5.4
General Partner	93.3	111.5	116.1	195.0	240.8
Total partnership distributions	$257.5	$294.8	$304.1	$465.2	$558.3
Distributions Paid Per Common Unit	$8.74	$9.75	$10.00	$14.35	$16.86

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data:
Total assets	$373.3	$443.7	$415.8	$349.8	$298.6
Total partners' capital	338.8	387.0	374.9	309.0	271.8

TERRA NITROGEN COMPANY, L.P.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements. Unless otherwise stated, our production and sales volume refer to product tons, which represents the weight of the product measured in short tons (one short ton is equal to 2,000 pounds). The following is an outline of the discussion and analysis included herein:

•	Company Overview;

•	Nitrogen Fertilizer Market Conditions;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Application of Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.
Company Overview
Terra Nitrogen Company, L.P. ("TNCLP," "we," "our" or "us") is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solutions (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly-owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2016, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of December 31, 2016.
CF Industries, through its subsidiaries, is a global leader in the manufacturing and distribution of nitrogen products, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen manufacturing complexes in the United States, Canada and the United Kingdom and distributes plant nutrients through a system of terminals, warehouses, and associated transportation equipment located primarily in the midwestern United States.
TNCLP and TNGP have no employees. Affiliates of the General Partner provides certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.
Throughout this document, references to "affiliates of the General Partner" refer to the consolidated subsidiaries of CF Industries, including TNGP.

TERRA NITROGEN COMPANY, L.P.

Nitrogen Fertilizer Market Conditions
Our products are global commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions and changes in supply and demand. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating the current global oversupply of nitrogen fertilizer and leading to lower nitrogen fertilizer selling prices.
Our 2016 results were impacted by excess global nitrogen supply and the resulting low nitrogen fertilizer selling prices. The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to low U.S. import demand. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in nitrogen fertilizer selling prices reaching multi-year lows last seen in 2009 in the second half of the year. Our average selling prices for ammonia and UAN declined by 32% and 29%, respectively, as compared to 2015, which reduced both our net sales and gross margin in 2016 by $178.5 million. In addition, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation of prices in the future being lower than current prices.
Customers and farmers delayed purchasing through most of 2016 in response to lower selling prices, which reduced inventory levels in the supply chain. Increases in demand for the 2017 spring application caused higher pricing as 2016 ended as customers began taking deliveries in anticipation of the spring application season. A significant amount of new nitrogen production capacity came on line in 2016, and additional production capacity is expected to come on line in 2017, including a significant increase in capacity located in North America. This new capacity will further increase supply. We expect nitrogen fertilizer prices to rise going into the 2017 spring application season due to seasonal demand. However, we expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.

TERRA NITROGEN COMPANY, L.P.

Results of Operations
Consolidated Results
We reported net earnings of $209.3 million in 2016 on net sales of $418.3 million compared with 2015 net earnings of $306.9 million on net sales of $581.7 million. Net earnings per common unit in 2016 were $7.56 compared with $10.06 in 2015.
The following table shows the results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Change	Percent	Change	Percent
	(in millions, except as noted)
Net sales	$418.3	$581.7	$648.3	$(163.4)	(28)%	$(66.6)	(10)%
Cost of goods sold	191.5	255.9	261.6	(64.4)	(25)%	(5.7)	(2)%
Gross margin	226.8	325.8	386.7	(99.0)	(30)%	(60.9)	(16)%
Gross margin percentage	54.2%	56.0%	59.6%	(1.8)%		(3.6)%
Selling, general and administrative expenses	17.6	18.9	16.7	(1.3)	(7)%	2.2	13%
Earnings from operations	209.2	306.9	370.0	(97.7)	(32)%	(63.1)	(17)%
Interest income	0.1	—	—	0.1	N/M	—	—%
Net earnings	$209.3	$306.9	$370.0	$(97.6)	(32)%	$(63.1)	(17)%
Net earnings allocable to common units	$139.9	$186.2	$223.3	$(46.3)	(25)%	$(37.1)	(17)%
Net earnings per common unit	$7.56	$10.06	$12.07	$(2.50)	(25)%	$(2.01)	(17)%
Sales volume (tons in thousands):
Ammonia	409	418	331	(9)	(2)%	87	26%
UAN(1)	1,759	1,668	1,937	91	5%	(269)	(14)%
Total	2,168	2,086	2,268	82	4%	(182)	(8)%
Average selling prices (dollars per ton):
Ammonia	$323	$477	$456	$(154)	(32)%	$21	5%
UAN(1)	162	227	255	(65)	(29)%	(28)	(11)%
Cost of natural gas (dollars per MMBtu):
Purchased natural gas costs(2)	$2.32	$2.49	$4.28	$(0.17)	(7)%	$(1.79)	(42)%
Realized derivatives loss (gain)(3)	0.40	0.26	(0.25)	0.14	54%	0.51	N/M
Natural gas costs (dollars per MMBtu)	$2.72	$2.75	$4.03	$(0.03)	(1)%	$(1.28)	(32)%
Production volume by product (tons in thousands):
Ammonia(4)	1,126	1,109	1,147	17	2%	(38)	(3)%
UAN(1)	1,739	1,688	1,942	51	3%	(254)	(13)%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

TERRA NITROGEN COMPANY, L.P.

Year ended December 31, 2016 Compared to Year ended December 31, 2015
Our production and sales volume in 2016 was impacted by an unscheduled outage, while in 2015 our production and sales volume was impacted by a scheduled turnaround. In the first quarter of 2016, we experienced an unscheduled outage for maintenance on one of the Verdigris nitrogen complex’s two ammonia plants, resulting in approximately one-half of the complex's ammonia capacity being shut down for approximately two months, and approximately one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted in March 2016. In the first quarter of 2015, we commenced planned turnarounds of an ammonia plant and a UAN plant, together representing approximately one-half of the production capacity of the Verdigris nitrogen complex. The ammonia plant turnaround was completed in the first quarter of 2015 and the UAN plant turnaround, including certain follow-on maintenance, was completed in the second quarter of 2015. The net impact of these actions was marginally higher production in 2016, which contributed to higher sales volume for UAN.
Our net sales in 2016 were $418.3 million, a decrease of $163.4 million, or 28%, from net sales of $581.7 million in 2015 due primarily to the decrease in average selling prices resulting from the global fertilizer oversupply for all nitrogen fertilizer products, partially offset by higher UAN sales volume.
UAN average selling prices declined 29% to $162 per ton in 2016 from $227 per ton in 2015 due to the global fertilizer oversupply for all nitrogen fertilizer products. UAN sales volume increased by 5% to 1,759,000 tons in 2016 from 1,668,000 tons in 2015 due to increased UAN production.
Ammonia average selling prices declined 32% to $323 per ton in 2016 from $477 per ton in 2015. The decrease in ammonia average selling prices was due to the global fertilizer oversupply for all nitrogen fertilizer products. Ammonia sales volume decreased 2% in 2016 to 409,000 tons from 418,000 tons in 2015 as unfavorable weather and economic considerations, including declining year-over-year farmer disposable income and futures prices favoring soybeans over corn, led many farmers to delay fertilizer and planting decisions until spring 2017.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	2016 vs. 2015
	(in millions, except per ton amounts)
Realized natural gas costs	$111.2	$108.8	$2.4	2%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(35.3)	23.1	(58.4)	N/M
Payroll-related expenses	27.9	27.9	—	—%
Other	87.7	96.1	(8.4)	(9)%
Total cost of goods sold	$191.5	$255.9	$(64.4)	(25)%
Average cost of goods sold per ton	$88	$123	$(35)	(28)%
The average cost of goods sold per ton decreased to $88 per ton in 2016 from $123 per ton in 2015. The 28% decrease in the average cost of goods sold per ton was due primarily to an unrealized net mark-to-market gain on natural gas derivatives of $35.3 million in 2016 compared to an unrealized net mark-to-market loss on natural gas derivatives of $23.1 million in 2015, as well as lower idle plant costs, which are shown in the Other line in the table above, due to the turnarounds that occurred in the first half of 2015.
Our gross margin was $226.8 million in 2016 compared to $325.8 million in 2015. Gross margin decreased 30% compared to the prior year due primarily to lower average selling prices partially offset by an unrealized net mark-to-market gain on natural gas derivatives and, to a lesser extent, higher UAN sales volume in 2016 compared to 2015. Gross margin as a percentage of sales decreased to 54.2% in 2016 from 56.0% in 2015.
Total selling, general and administrative expenses, including other general and administrative expenses, were $17.6 million in 2016 compared to $18.9 million in 2015. The decline was due primarily to lower losses on disposal of property, plant and equipment during 2016 compared to 2015.
Our net earnings were $209.3 million in 2016, a decrease of $97.6 million, or 32%, as compared to $306.9 million in 2015. Net earnings decreased due primarily to our lower gross margin driven by lower average selling prices, as discussed above.

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
UAN average selling prices declined 11% to $227 per ton in 2015 from $255 per ton in 2014. The decline in UAN average selling prices was due to excess global supply weighing on global nitrogen fertilizer selling prices and increased UAN imports into the North American market. UAN volume decreased by 14% to 1,668,000 tons in 2015 from 1,937,000 tons in 2014 due to the impact of the UAN plant turnaround in the first half of 2015.
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
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	2015 vs. 2014
	(in millions, except per ton amounts)
Realized natural gas costs	$108.8	$164.7	$(55.9)	(34)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	23.1	12.6	10.5	83%
Payroll-related expenses	27.9	24.0	3.9	16%
Other	96.1	60.3	35.8	59%
Total cost of goods sold	$255.9	$261.6	$(5.7)	(2)%
Average cost of goods sold per ton	$123	$115	$8	7%
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
Our gross margin was $325.8 million in 2015 compared to $386.7 million in 2014. Gross margin decreased 16% compared to the prior year due primarily to lower UAN average selling prices as a result of excess global supply and increased UAN imports into the North American market and lower UAN sales volume as a result of reduced production due to the turnaround activities. In addition, gross margin was also impacted by higher average cost of goods sold per ton as a result of the increase in unrealized mark-to-market loss on natural gas derivatives in the year ended December 31, 2015 in comparison to prior year period and higher maintenance costs and higher depreciation costs as a result of the turnaround activities in 2015. Gross margin as a percentage of sales decreased to 56.0% in 2015 from 59.6% in 2014.
Selling, general and administrative expenses were $18.9 million in 2015 compared to $16.7 million in 2014 due primarily to a loss on disposal of certain machinery and equipment during 2015.
Our net earnings were $306.9 million in 2015, a decrease of $63.1 million, or 17%, as compared to $370.0 million in 2014. Net earnings decreased due primarily to the lower gross margin.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources
Summary
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of December 31, 2016 was $39.5 million, a decrease of $66.9 million from the balance of $106.4 million as of December 31, 2015. Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries.
Because we sell our product to, and receive payroll and other related services from, affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$223.5	$375.1	$405.3
Investing activities	(32.9)	(86.9)	(67.1)
Financing activities	(257.5)	(294.8)	(312.1)
(Decrease) increase in cash and cash equivalents	$(66.9)	$(6.6)	$26.1
Operating Activities
Net cash provided by operating activities was $223.5 million in 2016 compared to $375.1 million in 2015 and $405.3 million in 2014. The $151.6 million decline in 2016 and the $30.2 million decline in 2015 were due primarily to decreases in net earnings after considering the non-cash depreciation and unrealized net mark-to-market gains and losses on derivatives. Net earnings included depreciation and amortization expense of $40.4 million, $35.8 million and $23.5 million in 2016, 2015 and 2014, respectively, and unrealized net mark-to-market (gain) loss on derivatives of $(35.3) million, $24.3 million and $11.4 million in 2016, 2015 and 2014, respectively.
Investing Activities
Net cash used in investing activities was $32.9 million in 2016 compared to $86.9 million in 2015 and $67.1 million in 2014. The $54.0 million decrease in 2016 in cash used in investing activities from 2015 was due to higher capital expenditures in 2015 due to planned plant turnaround activities. Cash used in investing activities increased by $19.8 million in 2015 from 2014 due primarily to the planned plant turnaround activities in 2015. Additions to property, plant and equipment were $33.1 million, $87.8 million and $67.1 million in 2016, 2015 and 2014, respectively. See further discussion under "Capital Expenditures."
Financing Activities
Net cash used in financing activities was $257.5 million in 2016 compared to $294.8 million in 2015 and $312.1 million in 2014. The $37.3 million decrease in cash used in financing activities in 2016 compared to 2015, and the $17.3 million decrease in cash used in financing activities in 2015 compared to 2014, were both due primarily to changes in distributions paid to unitholders. Distributions paid to our unitholders were $257.5 million, $294.8 million and $304.1 million in 2016, 2015 and 2014, respectively. The distributions are paid based on Available Cash, as defined in our agreement of limited partnership. Cash used to fund capital expenditures is a reduction of Available Cash. See further discussion under "Capital Expenditures" regarding capital expenditure programs for 2017. For additional information on distributions, see "Partnership Distributions" and Notes to the Consolidated Financial Statements, Note 4—Agreement of Limited Partnership.

TERRA NITROGEN COMPANY, L.P.

Capital Expenditures
Capital expenditures totaled $33.1 million in 2016 compared to $87.8 million in 2015 with the decrease due primarily to higher capital expenditures in 2015 due to planned plant turnaround activities. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.
In 2017, we expect to make capital expenditures in the range of $75 million to $85 million. Approximately one-half of the projected capital expenditures relate to a plant turnaround expected to occur beginning late in the third quarter and continuing into the fourth quarter of 2017. The planned plant turnaround will result in lower ammonia and UAN production, lower sales and lower profitability during the period of the turnaround, which will reduce Available Cash for distributions to unitholders. Additionally, planned maintenance, capital expenditures, and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. Capital expenditures also reduce the Available Cash for unitholder distributions. The plant turnaround expected to begin in the third quarter of 2017 is estimated to cost approximately $40 million, and the calculation of Available Cash for the fourth quarter of 2016 included a reserve of approximately one-third of that amount.
General Partner
The General Partner is an indirect, wholly-owned subsidiary of CF Industries. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of the General Partner’s independent directors, except in specified circumstances if there are not two independent directors on the General Partner's Board of Directors (the TNGP Board of Directors).
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We paid distributions of $257.5 million, $294.8 million and $304.1 million to our unitholders in 2016, 2015 and 2014, respectively.
We receive 99% of the Operating Partnership's Available Cash (as defined in the Operating Partnership's agreement of limited partnership) and 1% of the Operating Partnership's Available Cash is distributed by the Operating Partnership to the General Partner and its affiliates. Pursuant to our agreement of limited partnership, distributions of our Available Cash are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except that the General Partner is entitled, as an incentive, to a larger percentage of our distribution of Available Cash to the extent that cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. The General Partner has assigned its right to receive such incentive distributions to an affiliate of the General Partner.
On February 6, 2017, we announced a $1.22 cash distribution per common unit, payable on February 28, 2017 to holders of record as of February 17, 2017. In the fourth quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner (1)	Total
Minimum Quarterly Distributions	$0.605	$0.605	98.990%	0.985%	0.025%	100.00%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.00%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.00%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.00%
Final Target and Beyond	>1.045	—	50.505%	0.985%	48.510%	100.00%
_______________________________________________________________________________

(1)
Reflects Minimum Quarterly Distributions and incentive distributions to the General Partner.  The General Partner has assigned its right to incentive distributions to an affiliate of the General Partner.

TERRA NITROGEN COMPANY, L.P.

General Partner Option to Effect Mandatory Redemption of Partnership Units
At December 31, 2016, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of the issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at December 31, 2016, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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
On January 19, 2017, the Internal Revenue Service (IRS) issued final regulations on the types of income and activities that constitute or generate qualifying income of a MLP. For calendar year MLPs, the effective date of the regulations is January 1, 2018. The regulations have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The regulations define the activities that generate qualifying income from certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the regulations reserve on specifics regarding fertilizer-related activities. However, the IRS has issued a private letter ruling to a taxpayer in the fertilizer industry unrelated to TNCLP which would indicate that each taxpayer's fertilizer manufacturing activities should produce qualifying income for purposes of determining whether 90% of the partnership's gross income is qualifying income. The entity to which this private letter ruling was issued would appear to operate a nitrogen fertilizer manufacturing business that is similar to ours.  While this private letter ruling provides some insight into the manner in which the IRS analyzed fertilizer manufacturing activities at the time this ruling was issued, this private letter ruling is specific to a different entity. Thus, the IRS is not bound to follow it in respect of TNCLP, nor may we rely on it as precedent when determining whether we satisfy the MLP 90% gross income test. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.

TERRA NITROGEN COMPANY, L.P.

Off-Balance Sheet Arrangements and Contractual Obligations
We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows as of December 31, 2016:

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Operating leases	$0.3	$0.2	$0.1	$—	$—	$—	$0.6
Equipment purchases and plant improvements	19.8	—	—	—	—	—	19.8
Purchase obligations(1)	26.3	—	—	—	—	—	26.3
Total(2)	$46.4	$0.2	$0.1	$—	$—	$—	$46.7
_______________________________________________________________________________

(1)	Consists of minimum commitments to purchase natural gas based on prevailing ONEOK forward prices as of December 31, 2016, and does not include any amounts related to our natural gas derivatives.

(2)
We have unrecorded asset retirement obligations (AROs) with an estimated cost of $4.1 million in 2016 dollars at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. For additional information on our AROs, see Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

Application of Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.
Inventory Valuation
We review our inventory account balances at least quarterly, and more frequently if required by market conditions, to determine whether the carrying amount of inventories exceeds their market value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventories exceeds its estimated market value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices are less than our most recent estimate of market value, additional losses would be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales in the period incurred.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost and depreciation and amortization are computed using the straight-line method over the useful lives of the assets. The useful lives used in computing depreciation and amortization expenses are based on estimates of the period over which the assets will be of economic benefit to us. Useful lives are based on historical experience, manufacturers' or engineering estimates, valuation or appraisal estimates and future business plans. We review the useful lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.

TERRA NITROGEN COMPANY, L.P.

Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility during a full plant shutdown are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would lead to higher depreciation and amortization costs. If we used the direct expense method, turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during a full plant shutdown, including required safety inspections, which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows.
Recoverability of Long-Lived Assets
We review the carrying values of our property, plant and equipment and other long-lived assets in accordance with U.S. GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating expenses, inflation, discount rates, exchange rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our long-lived assets is dependent upon future operating performance. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increase in supply and the availability and costs of key raw materials could significantly affect the results of our review. The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable.
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
As of December 31, 2016 and 2015, we had open natural gas derivative contracts for 29.4 million MMBtus and 59.6 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of December 31, 2016 would result in a favorable change in the fair value of these derivative positions by $27.3 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $27.3 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.:
We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nitrogen Company, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terra Nitrogen Company, L.P.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 23, 2017

TERRA NITROGEN COMPANY, L.P.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$39.5	$106.4
Due from affiliates of the General Partner	4.0	10.4
Accounts receivable	0.6	0.8
Inventories	8.6	10.7
Other current assets	7.9	—
Total current assets	60.6	128.3
Property, plant and equipment—net	301.3	307.0
Other assets	11.4	8.4
Total assets	$373.3	$443.7
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$27.8	$23.5
Due to affiliates of the General Partner	4.1	4.5
Other current liabilities	—	15.9
Total current liabilities	31.9	43.9
Other liabilities	2.6	12.8
Partners' capital:
Limited partners' interests, 18,501,576 common units authorized, issued and outstanding	286.7	308.5
Limited partners' interests, 184,072 Class B common units authorized, issued and outstanding	1.8	2.3
General Partner's interest	50.3	76.2
Total partners' capital	338.8	387.0
Total liabilities and partners' capital	$373.3	$443.7

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015	2014
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$417.7	$580.2	$647.1
Other income from an affiliate of the General Partner	0.6	0.6	0.6
Other income	—	0.9	0.6
Total	418.3	581.7	648.3
Cost of goods sold:
Materials, supplies and services	163.6	228.0	237.6
Services provided by affiliates of the General Partner	27.9	27.9	24.0
Gross margin	226.8	325.8	386.7
Selling, general and administrative services provided by affiliates of the General Partner	15.7	15.7	15.6
Other general and administrative expenses	1.9	3.2	1.1
Earnings from operations	209.2	306.9	370.0
Interest income	0.1	—	—
Net earnings	$209.3	$306.9	$370.0
Allocation of net earnings:
General Partner	$67.4	$117.7	$143.1
Class B common units	2.0	3.0	3.6
Common units	139.9	186.2	223.3
Net earnings	$209.3	$306.9	$370.0
Net earnings per common unit	$7.56	$10.06	$12.07

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Partners' Capital

	Common Units	Class B Common Units	General Partner's Interests	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2013	$264.5	$1.5	$43.0	$309.0
Net earnings	223.3	3.6	143.1	370.0
Distributions	(185.1)	(2.9)	(116.1)	(304.1)
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	186.2	3.0	117.7	306.9
Distributions	(180.4)	(2.9)	(111.5)	(294.8)
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	139.9	2.0	67.4	209.3
Distributions	(161.7)	(2.5)	(93.3)	(257.5)
Partners' capital as of December 31, 2016	$286.7	$1.8	$50.3	$338.8

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(in millions)
Operating Activities:
Net earnings	$209.3	$306.9	$370.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40.4	35.8	23.5
Unrealized (gain) loss on derivatives	(35.3)	24.3	11.4
Loss on disposal of property, plant and equipment	0.1	2.0	—
Changes in operating assets and liabilities:
Accounts receivable	0.2	(0.4)	0.6
Inventories	2.0	(1.1)	(3.7)
Accounts payable and accrued expenses	2.5	(6.7)	3.1
Due to/from affiliates of the General Partner	6.0	15.1	4.4
Other assets and liabilities	(1.7)	(0.8)	(4.0)
Net cash provided by operating activities	223.5	375.1	405.3
Investing Activities:
Additions to property, plant and equipment	(33.1)	(87.8)	(67.1)
Proceeds from sale of property, plant and equipment	0.2	0.9	—
Net cash used in investing activities	(32.9)	(86.9)	(67.1)
Financing Activities:
Partnership distributions paid	(257.5)	(294.8)	(304.1)
Other	—	—	(8.0)
Net cash used in financing activities	(257.5)	(294.8)	(312.1)
(Decrease) increase in cash and cash equivalents	(66.9)	(6.6)	26.1
Cash and cash equivalents at beginning of period	106.4	113.0	86.9
Cash and cash equivalents at end of period	$39.5	$106.4	$113.0

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH" and Class B common units. As of December 31, 2016, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of December 31, 2016.
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
On January 19, 2017, the Internal Revenue Service (IRS) issued final regulations on the types of income and activities that constitute or generate qualifying income of a MLP. For calendar year MLPs, the effective date of the regulations is January 1, 2018. The regulations have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The regulations define the activities that generate qualifying income from certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the regulations reserve on specifics regarding fertilizer-related activities. However, the IRS has issued a private letter ruling to a taxpayer in the fertilizer industry unrelated to TNCLP which would indicate that each taxpayer's fertilizer manufacturing activities should produce qualifying income for purposes of determining whether 90% of the partnership's gross income is qualifying income. The entity to which this private letter ruling was issued would appear to operate a nitrogen fertilizer manufacturing business that is similar to ours.  While this private letter ruling provides some insight into the manner in which the IRS analyzed fertilizer manufacturing activities at the time this ruling was issued, this private letter ruling is specific to a different entity. Thus, the IRS is not bound to follow it in respect of TNCLP, nor may we rely on it as precedent when determining whether we satisfy the MLP 90% gross income test. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.
Throughout this document, references to "affiliates of the General Partner" refer to the consolidated subsidiaries of CF Industries, including TNGP.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP).
2.     Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements of TNCLP and the accompanying notes include the accounts of the Partnership. All intercompany transactions and balances have been eliminated. Income is allocated to the General Partner and the limited partners of TNCLP (Limited Partners) in accordance with the provisions of the TNCLP agreement of limited partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared during the year.

TERRA NITROGEN COMPANY, L.P.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, the assumptions used in the evaluation of potential impairments of property, plant and equipment and the allowances for doubtful accounts receivable.
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
Inventories
Inventories are reported at the lower of cost or market and are determined on a first-in, first-out (FIFO) and average cost basis. Inventories include the cost of materials, production labor and production overhead. Market value is reviewed quarterly. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimate useful life of the property, plant and equipment. Useful lives for property, plant, and equipment range from 10 to 40 years for buildings and 5 to 30 years for machinery and equipment. We periodically review these useful lives and change the estimates to reflect the results of those reviews.
Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in our consolidated statements of cash flows. For additional information, see Note 9—Property, Plant and Equipment—Net.

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
Leases
Leases are classified as either operating leases or capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. We currently do not have any capital leases. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases, if any, are expensed on a straight-line basis over the lease term.
Income Taxes
As a partnership, we are not subject to income taxes. For additional information, see Note 1—Background and Basis of Presentation. The income tax liability of the individual partners is not reflected in our consolidated financial statements.
Derivative Financial Instruments
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we use are primarily natural gas fixed price swaps and options traded in the over-the-counter markets. These derivatives reference NYMEX futures contract prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives. We have elected to not apply hedge accounting to our derivatives; as a result, changes in the fair value of the derivatives are recorded in cost of goods sold on our consolidated statements of operations.
Derivatives are recognized on our consolidated balance sheets at fair value. Cash flows related to natural gas derivatives are reported as operating activities in our consolidated statements of cash flows. For additional information on derivatives, see Note 7—Derivative Financial Instruments.
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
Environmental
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed. Expenditures that increase the capacity or extend the useful life of an asset, improve the safety or efficiency of the operations, or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when it is probable that a liability has been incurred, the costs can be reasonably estimated, and the liability would not be discounted.
Litigation
From time to time, the Partnership is subject to ordinary, routine legal proceedings related to the usual conduct of its business. From time to time, the Partnership also is involved in legal proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of its plant and facilities. Accruals for such contingencies are recorded to the extent management concludes their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals. Legal fees are

TERRA NITROGEN COMPANY, L.P.

expensed as incurred and are included in selling, general, and administrative services provided by affiliates of the General Partner on our consolidated statements of operations.
3.     New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Quantitative and qualitative disclosures, including significant judgments made by management, will be required. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. We expect the adoption of this ASU will not have a material impact on our consolidated financial statements or disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (an update to Topic 330, Inventory), effective for annual and interim periods beginning after December 15, 2016. ASU No. 2015-11 changes the inventory measurement principle for entities using the FIFO or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We use the FIFO and average cost methods and expect the adoption of this ASU will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be capitalized and disclosed. In July 2015, the FASB voted to defer the effective date of this ASU through the issuance of ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted by the FASB. We are currently evaluating the impact of the adoption of this ASU on the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), through which we sell all of our fertilizer products to affiliates of the General Partner, and the related impact on our consolidated financial statements.
4.     Agreement of Limited Partnership
Ownership of TNCLP is composed of the general partner interests and the limited partner interests (see Note 1—Background and Basis of Presentation). Holders of common units and Class B common units do not have preemptive rights. Holders of common units are entitled to one vote per common unit with respect to each matter on which holders of common units are entitled to vote. The Class B common units have no voting rights on any matter. Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect the General Partner or the TNGP Board of Directors on an annual or other continuing basis. Furthermore, the General Partner may only be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by the General Partner and its affiliates (including CF Industries). Given that the General Partner and its affiliates own approximately 75.1% of our outstanding common units, holders of our publicly-traded common units are not able to remove the General Partner under any circumstances.
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as changes in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. We declared and paid distributions of $257.5 million, $294.8 million and $304.1 million to our unitholders in 2016, 2015 and 2014, respectively.
We receive 99% of the Operating Partnership's Available Cash (as defined in the Operating Partnership's agreement of limited partnership) and 1% of the Operating Partnership's Available Cash is distributed by the Operating Partnership to the

TERRA NITROGEN COMPANY, L.P.

General Partner and its affiliates. Pursuant to our agreement of limited partnership, distributions of our Available Cash are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except that the General Partner is entitled, as an incentive, to a larger percentage of our distribution of Available Cash to the extent that cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. The General Partner has assigned its right to receive such incentive distributions to an affiliate of the General Partner.
On February 6, 2017, we announced a $1.22 cash distribution per common unit, payable on February 28, 2017 to holders of record as of February 17, 2017. In the fourth quarter of 2016, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Income and Distribution Allocation
	Target Limit	Target Increment	Common Units	Class B Common Units	General Partner(1)	Total
Minimum Quarterly Distributions	$0.605	$0.605	98.990%	0.985%	0.025%	100.00%
First Target	0.715	0.110	98.990%	0.985%	0.025%	100.00%
Second Target	0.825	0.110	85.859%	0.985%	13.156%	100.00%
Third Target	1.045	0.220	75.758%	0.985%	23.257%	100.00%
Final Target and Beyond	>1.045	—	50.505%	0.985%	48.510%	100.00%
_______________________________________________________________________________

(1)
Reflects Minimum Quarterly Distributions and incentive distributions to the General Partner.  The General Partner has assigned its right to incentive distributions to an affiliate of the General Partner.

The quarterly cash distributions to the unitholders and the General Partner declared in 2016 and 2015 are as follows:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2016
	First Quarter	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
	Second Quarter	28.0	1.51	0.4	2.09	11.1	39.5
	Third Quarter	47.7	2.58	0.7	4.17	30.4	78.8
	Fourth Quarter	32.7	1.77	0.5	2.60	15.8	49.0
2015
	First Quarter	$46.3	$2.50	$0.7	$4.03	$29.1	$76.1
	Second Quarter	38.5	2.08	0.6	3.20	21.3	60.4
	Third Quarter	43.6	2.36	0.7	3.74	26.5	70.8
	Fourth Quarter	52.0	2.81	0.9	4.64	34.6	87.5
As of December 31, 2016, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of our issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at December 31, 2016, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5.     Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per unit amounts)
Basic earnings per Common Unit:
Net earnings	$209.3	$306.9	$370.0
Less: Net earnings allocable to General Partner	67.4	117.7	143.1
Less: Net earnings allocable to Class B common units	2.0	3.0	3.6
Net earnings allocable to common units	$139.9	$186.2	$223.3
Weighted-average common units outstanding	18.5	18.5	18.5
Net earnings per common unit	$7.56	$10.06	$12.07
There were no dilutive TNCLP units outstanding for the years ended December 31, 2016, 2015 and 2014.
6.     Inventories
Inventories consisted of the following:

	December 31,
	2016	2015
	(in millions)
Finished goods	$6.8	$7.2
Raw materials, spare parts and supplies	1.8	3.5
Total	$8.6	$10.7
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

TERRA NITROGEN COMPANY, L.P.

	December 31,
	2016	2015
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$7.9	$—
Unrealized gains in other assets	1.1	—
Total derivative assets	9.0	—
Derivative Liabilities
Unrealized losses in other current liabilities	—	(15.9)
Unrealized losses in other liabilities	(1.6)	(12.0)
Total derivative liabilities	(1.6)	(27.9)
Net derivative assets (liabilities)	$7.4	$(27.9)
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Year ended December 31,
	2016	2015	2014
	(in millions)
Unrealized net mark-to-market gains (losses)	$35.3	$(23.1)	$(12.6)
Realized net (losses) gains	(16.7)	(10.6)	10.5
Net derivative gains (losses)	$18.6	$(33.7)	$(2.1)
As of December 31, 2016 and 2015, we had open natural gas derivative contracts for 29.4 million MMBtus of natural gas and 59.6 million MMBtus of natural gas, respectively. The derivative portfolio includes natural gas derivatives that hedge a portion of anticipated natural gas purchases through December 2018. For the year ended December 31, 2016, we used derivatives to cover approximately 74% of our natural gas consumption.
The counterparties to our derivative contracts are multinational commercial banks, major financial institutions and large energy companies. The derivatives are executed with several counterparties, generally under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for OTC derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:

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

TERRA NITROGEN COMPANY, L.P.

Most of the ISDA agreements contain credit-risk-related contingent features such as cross-default provisions and credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. In the event of certain defaults or a credit ratings downgrade of the General Partner affiliate, the counterparty may request early termination and net settlement of certain derivative trades or may require the General Partner affiliate to collateralize derivatives in a net liability position. The General Partner affiliate’s revolving credit agreement, at any time when it is secured, provides a cross collateral feature for those derivatives that are with counterparties that are party to, or affiliates of parties to, the revolving credit agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the General Partner Affiliate's revolving credit agreement becomes unsecured, the General Partner affiliate could be required to post separate collateral in connection with such derivatives. As of December 31, 2016 and 2015, the aggregate fair value of derivative instruments with credit-risk-related contingent features in net liability positions was $1.6 million and $27.9 million, respectively, which also approximates the fair value of the maximum amount of assets needed to settle the obligations if the credit-risk-related contingent features were triggered and the General Partner affiliate was unable to post collateral at the reporting dates. As of December 31, 2016 and 2015, we and the General Partner affiliate had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with certain ISDA agreements generally provide the General Partner affiliate and the counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2016 and 2015:

		Gross amounts not offset in consolidated balance sheets

	Gross and net amounts presented in consolidated balance sheets(1)	Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2016
Total derivative assets	$9.0	$1.6	$—	$7.4
Total derivative liabilities	(1.6)	(1.6)	—	—
Net assets (liabilities)	$7.4	$—	$—	$7.4
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(27.9)	—	—	(27.9)
Net assets (liabilities)	$(27.9)	$—	$—	$(27.9)
_______________________________________________________________________________

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented herein are the same.

TERRA NITROGEN COMPANY, L.P.

8.     Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of December 31, 2016 and 2015:

	Balances as of December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$32.0	$32.0	$—	$—
Unrealized gains on natural gas derivatives	9.0	—	9.0	—
Total assets at fair value	$41.0	$32.0	$9.0	$—
Unrealized losses on natural gas derivatives	(1.6)	—	(1.6)	—
Total liabilities at fair value	$(1.6)	$—	$(1.6)	$—

	Balances as of December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$95.9	$95.9	$—	$—
Total assets at fair value	$95.9	$95.9	$—	$—
Unrealized losses on natural gas derivatives	$(27.9)	$—	$(27.9)	$—
Total liabilities at fair value	$(27.9)	$—	$(27.9)	$—
Cash Equivalents
As of December 31, 2016 and 2015, our cash equivalents consisted primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries.
Natural Gas Derivatives
The derivative instruments that we use are primarily natural gas fixed price swaps and options traded in the OTC markets with multi-national commercial banks, other major financial institutions and large energy companies. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized unrelated third party. See Note 7—Derivative Financial Instruments for additional information.
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

TERRA NITROGEN COMPANY, L.P.

9.     Property, Plant and Equipment—Net
Property, plant and equipment—net consisted of the following:

	December 31,
	2016	2015
	(in millions)
Land	$1.4	$1.6
Buildings and improvements	16.7	14.5
Machinery and equipment	562.3	537.5
Construction in progress	21.9	18.9
Property, plant and equipment	602.3	572.5
Less: Accumulated depreciation and amortization	301.0	265.5
Property, plant and equipment—net	$301.3	$307.0
Additions to property, plant and equipment included in our consolidated statements of cash flows represents cash outflows for capital expenditures; therefore, it does not include the net increase (decrease) in amounts accrued for capital expenditures, which were $1.8 million, $(2.2) million and $1.3 million for the years ended December 31, 2016, 2015 and 2014.
Losses on the disposal of certain machinery and equipment were $0.1 million, $2.0 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$37.8	$16.7	$22.7
Additions	4.9	33.6	0.3
Depreciation	(16.1)	(12.5)	(6.3)
Ending balance	$26.6	$37.8	$16.7
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
Services and Offtake Agreement
Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. The Services and Offtake Agreement was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal.
Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the years ended December 31, 2016, 2015 and 2014 were $27.9 million, $27.9 million and $24.0 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us for the years ended December 31, 2016, 2015 and 2014 were $15.7 million, $15.7 million and $15.6 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other related services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of December 31, 2016 and 2015, we had a net balance due (to)/from affiliates of the General Partner of $(0.1) million and $5.9 million, respectively.
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
We recognized rental income related to the above lease agreements for the years ended December 31, 2016, 2015 and 2014 of $0.6 million, which is reflected in other income from an affiliate of the General Partner in our consolidated statements of operations.

TERRA NITROGEN COMPANY, L.P.

11.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. The most recent estimate of the aggregate cost of these AROs expressed in 2016 dollars is $4.1 million. We have not recorded a liability for these conditional AROs as of December 31, 2016 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
12.   Commitments
The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are insignificant for 2017.
Rent expense under non-cancelable operating leases for years ended December 31, 2016, 2015 and 2014 was insignificant.
As of December 31, 2016, we had commitments of approximately $26.3 million related to firm quantities of gas and open purchase orders. The natural gas commitments are based on a firm quantity of natural gas at market prices. These natural gas commitments are priced at the beginning of the month of the scheduled activity. We have the option to receive and use the natural gas in our manufacturing operations or we can sell the committed natural gas at current market prices, which may be different than the price that we pay for the natural gas.
13.   Quarterly Financial Data (Unaudited)
Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per unit amounts)
2016
Net sales	$108.0	$126.7	$90.2	$93.4	$418.3
Gross margin	43.1	102.7	32.8	48.2	226.8
Net earnings	37.7	98.7	28.8	44.1	209.3
Net earnings per Common Unit(1)	1.44	3.22	1.04	1.85	7.56
2015
Net sales	$126.6	$153.6	$150.2	$151.3	$581.7
Gross margin	65.0	103.7	74.1	83.0	325.8
Net earnings	59.0	99.3	69.4	79.2	306.9
Net earnings per Common Unit(1)	2.03	3.31	2.23	2.49	10.06

(1)	The sum of the four quarters is not necessarily the same as the total for the year.

TERRA NITROGEN COMPANY, L.P.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
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
(b) Management's Report on Internal Control over Financial Reporting.
Management's Report on Internal Control over Financial Reporting
TNGP's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Partnership. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2016. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2016, a copy of which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

The Partners of Terra Nitrogen Company, L.P.:
We have audited Terra Nitrogen Company, L.P.'s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Terra Nitrogen Company, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terra Nitrogen Company, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 23, 2017

TERRA NITROGEN COMPANY, L.P.

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The General Partner acts as the manager of TNCLP and the Operating Partnership. Unitholders do not direct or participate in the management or control of either TNCLP or the Operating Partnership. The General Partner does not intend to establish an advisory board or similar body to which the unitholders would be entitled to elect representatives.
We have no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of TNGP, the General Partner. The ages of the directors and executive officers are as of February 16, 2017. The sole stockholder of the General Partner elects the directors of the General Partner. All directors hold office until their successors are duly elected and qualified or their resignation or removal. All officers of the General Partner serve at the discretion of the directors.
The TNGP Board of Directors independence determination described below under the headings "Audit Committee" and "Nominating and Corporate Governance Committee" and "Corporate Governance Matters" was based on information provided by the General Partner's directors and discussions among the General Partner's officers and directors. The Nominating and Corporate Governance Committee of the Board of Directors of the General Partner reviews and designates director-nominees in accordance with the policies and principles of its charter and the General Partner's Corporate Governance Guidelines.

Directors
Coleman L. Bailey (age 66)
Mr. Bailey has been a director of TNGP (or its predecessor) since July 2005. He was Chairman of the Board of Mississippi Chemical Corporation from 1988 to 2004 and Chief Executive Officer of Mississippi Chemical Corporation in 2004. The TNGP Board of Directors selected Mr. Bailey as a director, among other reasons, because of the extensive industry experience he gained while serving as the Chief Executive Officer and Chairman of the Board of Directors of Mississippi Chemical Corporation, a company which was acquired by Terra in 2004, and because of his extensive agricultural industry experience.

Douglas C. Barnard (age 58)
Mr. Barnard has been a director of TNGP since June 2010 and Chairman of the TNGP Board of Directors since February 2016. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland & Ellis LLP and, prior to that, a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from the Massachusetts Institute of Technology ("M.I.T."), a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. Mr. Barnard is also a lecturer at the University of Chicago Law School and a member of the M.I.T. Corporation Development Committee. The TNGP Board of Directors selected Mr. Barnard as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive legal and corporate governance experience, and his expertise with public company reporting.

Christopher D. Bohn (age 49)
Mr. Bohn has been a director of TNGP since February 2016. He has served as CF Industries' Senior Vice President, Manufacturing and Distribution, since May 2016 and was previously CF Industries' Senior Vice President, Manufacturing, from January 2016 to May 2016, Senior Vice President, Supply Chain, from January 2015 to December 2015, Vice President, Supply Chain, from January 2014 to December 2014, Vice President, Corporate Planning, from October 2010 to January 2014 and Director, Corporate Planning and Analysis, from September 2009 to October 2010. Prior to joining CF Industries, Mr. Bohn served as Chief Financial Officer for Hess Print Solutions from August 2007 to September 2009. Earlier in his career, Mr. Bohn was Vice President, Global Financial Planning and Analysis, for Merisant Worldwide, Inc. He holds a B.S. degree in finance from Indiana University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. The TNGP Board of Directors selected Mr. Bohn as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive financial expertise and his experience as an executive overseeing manufacturing operations.

TERRA NITROGEN COMPANY, L.P.

Richard A. Hoker (age 52)
Mr. Hoker has been a director of TNGP since January 2014. He previously served as a director of TNGP from September 2010 until August 2011. Mr. Hoker has served as CF Industries' Vice President and Corporate Controller since November 2007. Before joining CF Industries, Mr. Hoker spent over 11 years with Sara Lee Corporation, where he served most recently as Vice President and Controller from January 2007 to November 2007 and Principal Accounting Officer from July 2007 to November 2007. Prior to being named Controller, Mr. Hoker held other financial management positions of increasing responsibility at Sara Lee. Prior to joining Sara Lee, Mr. Hoker was a member of the financial advisory services consulting group at Coopers & Lybrand LLP in Chicago (now PricewaterhouseCoopers) and previously led teams in the firm's audit practice. Mr. Hoker holds a B.S. degree in accounting from DePaul University and an M.B.A. degree in finance and accounting from the University of Chicago. He is also a certified public accountant. The TNGP Board of Directors selected Mr. Hoker as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his expertise with public company financial reporting and his extensive financial and accounting expertise.

Dennis P. Kelleher (age 52)
Mr. Kelleher has been a director of TNGP since August 2011. He has served as CF Industries' Senior Vice President and Chief Financial Officer since August 2011. Before joining CF Industries, Mr. Kelleher served as Vice President, Portfolio Strategy for BP PLC's upstream business. From 2007 to 2010, Mr. Kelleher served as Chief Financial Officer for Pan American Energy LLC. From 2005 to 2007, Mr. Kelleher served as Vice President, Planning and Performance Management for BP PLC's upstream business. Mr. Kelleher was employed as a senior accountant at Arthur Andersen & Co. early in his career. He holds a B.S. degree in accountancy from the University of Illinois and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University. He is a certified public accountant. The TNGP Board of Directors selected Mr. Kelleher as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry and his extensive financial and accounting expertise.

Michael A. Jackson (age 62)
Mr. Jackson has been a director of TNGP (or its predecessor) since February 2002. Mr. Jackson founded Jackson & Associates Consulting, LLC in October 2014 and serves as its Chief Executive Officer. Jackson & Associates provides strategic and marketing services to its agribusiness and life sciences clients. Prior to founding Jackson & Associates, Mr. Jackson served as Chief Marketing and Strategy Officer of Trupointe Cooperative from September 2011 to October 2014. Previously, Mr. Jackson served as the Chief Executive Officer and President of Adayana, Inc. from April 2008 to May 2011 and served as Chief Operating Officer of Adayana, Inc. from February 2006 to April 2008. Mr. Jackson was Chief Executive Officer and President of Agri Business Group, Inc., which he founded in 1979, until its merger with Adayana, Inc. in October 2005. The TNGP Board of Directors selected Mr. Jackson as a director, among other reasons, because of his extensive knowledge of and experience in the agricultural industry, gained while serving as the Chief Marketing and Strategy Officer of Trupointe Cooperative and as President and Chief Executive Officer of Agri Business Group, Inc. and Adayana, Inc. Mr. Jackson is also a director of Renewable Energy Group, Inc.

Anne H. Lloyd (age 55)
Ms. Lloyd has been a director of TNGP since May 2009. She has been Executive Vice President, Chief Financial Officer of Martin Marietta Materials, Inc. since May 2013; Executive Vice President, Chief Financial Officer and Treasurer from 2009 to 2013; Senior Vice President, Chief Financial Officer and Treasurer from 2006 to 2009; Senior Vice President and Chief Financial Officer from 2005 to 2006; Chief Accounting Officer from 1999 to 2005; and Vice President and Controller from 1998 to 1999. The TNGP Board of Directors selected Ms. Lloyd as a director, among other reasons, because of her significant experience gained in a variety of positions with a public company, particularly her expertise with public company financial reporting, enabling her to qualify as an "audit committee financial expert" as that term has been defined by the Securities and Exchange Commission (SEC).

TERRA NITROGEN COMPANY, L.P.

Executive Officers
W. Anthony Will (age 51)
Mr. Will has been President and Chief Executive Officer of TNGP since January 2014. He has served as President and Chief Executive Officer and a director of CF Industries since January 2014. Mr. Will served as a director of TNGP from June 2010 until February 2016 and as Chairman of the TNGP Board of Directors from January 2014 to February 2016. Mr. Will was previously Senior Vice President, Manufacturing and Distribution of TNGP, from January 2012 to January 2014, and Vice President, Manufacturing and Distribution of TNGP from April 2010 to January 2012. He was previously CF Industries' Senior Vice President, Manufacturing and Distribution, from January 2012 to January 2014, CF Industries' Vice President, Manufacturing and Distribution, from March 2009 to December 2011 and CF Industries' Vice President, Corporate Development, from April 2007 to March 2009. Before joining CF Industries, Mr. Will was a partner at Accenture Ltd., a global management consulting, technology services, and outsourcing company. Earlier in his career, he held positions as vice president, business development at Sears, Roebuck and Company and vice president, strategy and corporate development at Fort James Corporation. Prior to that, Mr. Will was a manager with the Boston Consulting Group, a global management consulting firm. Mr. Will holds a B.S. degree in electrical engineering from Iowa State University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.

Dennis P. Kelleher (age 52)
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

Douglas C. Barnard (age 58)
Mr. Barnard has been Senior Vice President, General Counsel, and Secretary of TNGP since January 2012 and was previously Vice President, General Counsel, and Secretary of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland & Ellis LLP and, prior to that, was a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from M.I.T., a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. Mr. Barnard is also a lecturer at the University of Chicago Law School and a member of the M.I.T. Corporation Development Committee.

Christopher D. Bohn (age 49)
Mr. Bohn has been Senior Vice President, Manufacturing and Distribution, of TNGP since July 2016 and was previously Senior Vice President, Manufacturing, of TNGP from January 2016 to July 2016, Senior Vice President, Supply Chain, of TNGP from February 2015 to December 2015, Vice President, Supply Chain, of TNGP from January 2014 to February 2015 and Vice President, Corporate Planning, of TNGP from October 2010 to January 2014. He has served as CF Industries' Senior Vice President, Manufacturing and Distribution, since May 2016 and was previously CF Industries' Senior Vice President, Manufacturing, from January 2016 to May 2016, Senior Vice President, Supply Chain, from January 2015 to December 2015, Vice President, Supply Chain, from January 2014 to December 2014,Vice President, Corporate Planning, from October 2010 to January 2014 and Director, Corporate Planning and Analysis, from September 2009 to October 2010. Prior to joining CF Industries, Mr. Bohn served as Chief Financial Officer for Hess Print Solutions from August 2007 to September 2009. Earlier in his career, Mr. Bohn was Vice President, Global Financial Planning and Analysis, for Merisant Worldwide, Inc. He holds a B.S. degree in finance from Indiana University and an M.M. degree (M.B.A.) from the Kellogg Graduate School of Management at Northwestern University.

TERRA NITROGEN COMPANY, L.P.

Bert A. Frost (age 52)
Mr. Frost has been Senior Vice President, Sales, Market Development, and Supply Chain of TNGP since July 2016 and was previously Senior Vice President, Sales, Distribution and Market Development, of TNGP from April 2015 to July 2016, Senior Vice President, Sales and Market Development, of TNGP from January 2012 to April 2015, Vice President, Sales and Market Development, of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Sales, Market Development, and Supply Chain, since May 2016 and was previously CF Industries' Senior Vice President, Sales, Distribution, and Market Development, from May 2014 to May 2016, Senior Vice President, Sales and Market Development, from January 2012 to May 2014 and Vice President, Sales and Market Development from January 2009 to December 2011. Before joining CF Industries in November 2008, Mr. Frost spent over 13 years with Archer Daniels Midland Company, where he served most recently as Managing Director—International Fertilizer/Inputs from June 2008 to November 2008 and Director—Fertilizer, Logistics and Ports Divisions, ADM—Brazil from April 2000 to June 2008. Earlier in his career, Mr. Frost held positions of increasing responsibility at Archer Daniels Midland and Koch Industries, Inc. He holds a B.S. degree from Kansas State University and is a graduate of Harvard Business School's Advance Management Program.

Adam Hall (age 42)
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

Richard A. Hoker (age 52)
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

Wendy S. Jablow (age 54)
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

TERRA NITROGEN COMPANY, L.P.

Meetings of the Board
The TNGP Board of Directors held four regular meetings in 2016. Each director attended 100 percent of the total meetings of the TNGP Board of Directors.
Audit Committee
In 2016, the Audit Committee of the TNGP Board of Directors met five times and each member of the committee attended 100 percent of the meetings of the committee. The Audit Committee is currently composed of Ms. Lloyd (Chairman) and Messrs. Jackson and Bailey. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the New York Stock Exchange (NYSE) listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The TNGP Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the TNGP Board of Directors on October 27, 2015, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Internet website at www.cfindustries.com by selecting "Investors" and "Terra Nitrogen Investors" and "IR Menu" and "Corporate Profile" and "Governance Documents." The charter is also available in print upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.
Nominating and Corporate Governance Committee
In 2016, the Nominating and Corporate Governance Committee of the TNGP Board of Directors met three times and each member of the committee attended 100 percent of the meetings of the committee. The Nominating and Corporate Governance Committee is currently composed of Messrs. Bailey (Chairman) and Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the TNGP Board of Directors in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the TNGP Board of Directors. The General Partner's Corporate Governance Guidelines establish that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the TNGP Board of Directors' duties. The General Partner's Corporate Governance Guidelines also establishes that the TNGP Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.
The TNGP Board of Directors has determined that the above mentioned policy has been implemented appropriately when, and has been effective in, determining the qualifications of potential director candidates to the TNGP Board of Directors.
The current Nominating and Corporate Governance Committee Charter was adopted by the TNGP Board of Directors on October 27, 2015, and is reviewed annually by the Nominating and Corporate Governance Committee. A copy can be viewed on CF Industries' Internet website at www.cfindustries.com by selecting "Investors" and "Terra Nitrogen Investors" and "IR Menu' and "Corporate Profile" and "Governance Documents." The charter is also available in print upon request as described in Item 1, Business—Overview, of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (Exchange Act) requires the Partnership's executive officers, directors and greater than 10 percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the SEC and the NYSE. TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, we believe all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2016 in a timely manner.

TERRA NITROGEN COMPANY, L.P.

Corporate Governance Matters
TNGP has adopted Corporate Governance Guidelines which meet the requirements of the NYSE. Because TNGP is a wholly-owned subsidiary of CF Industries whose officers are all officers of CF Industries, the CF Industries' Code of Corporate Conduct applies to TNGP's executive officers (including its principal executive officer and principal financial officer) and other officers. In addition, the CF Industries Code of Corporate Conduct applies to TNGP's non-management directors in the same fashion as it applies to CF Industries' non-management directors. The CF Industries Code of Corporate Conduct also meets the requirements of the NYSE. A copy of the General Partner's Corporate Governance Guidelines and CF Industries' Code of Corporate Conduct can be viewed on CF Industries' Internet website at www.cfindustries.com by selecting "Investors" and "Terra Nitrogen Investors" and "IR Menu" and "Corporate Profile" and "Governance Documents." A copy of each is also available in print upon request by following the directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K. We intend to disclose on CF Industries' Internet website any amendment to any provision of the CF Industries Code of Corporate Conduct that relates to any element of the definition of "code of ethics" enumerated in Item 406(b) of Regulation S-K under the Exchange Act and any waiver from any such provision granted to TNGP's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.
The TNGP Board of Directors has affirmatively determined that Messrs. Bailey and Jackson, and Ms. Lloyd each meet the criteria for independence required by the NYSE listing standards. Following its evaluation, the TNGP Board of Directors concluded that none of these directors were involved in any transaction, relationship or arrangement not otherwise disclosed that would impair his or her independence.
During 2016, in accordance with the General Partner's Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the TNGP Board of Directors without management or management directors. The executive sessions are held at TNGP Board of Directors meetings and the independent directors choose one of the independent directors to lead the discussion and preside at each such meeting.
Communication
Interested parties who wish to communicate a message to the TNGP Board of Directors, the independent directors, or any committee may do so by contacting Ms. Anne H. Lloyd, Chairman of the Audit Committee, Terra Nitrogen GP Inc., 4 Parkway North, Suite 400, Deerfield, IL 60015-2590.

TERRA NITROGEN COMPANY, L.P.

ITEM 11.    EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
We do not have any executive officers or employees. Instead, we are managed by the General Partner, TNGP, the executive officers of which are officers of CF Industries or its subsidiaries. CF Industries indirectly owns approximately 75.1% of the outstanding common units and all of the outstanding Class B common units representing our limited partnership interests and CF Industries is also the indirect 100% owner of TNGP. The executive officers of TNGP are provided compensation and benefits directly from subsidiaries of CF Industries. The compensation committee of the Board of Directors of CF Industries is responsible for the compensation decisions relating to the executive officers of TNGP. The TNGP Board of Directors does not have a compensation committee and does not make any decisions with respect to the compensation of TNGP's executive officers. For more discussion regarding the compensation provided to the executive officers of TNGP by CF Industries, see the Schedule 14A definitive proxy statement of CF Industries, which will be filed with the SEC when available (the Proxy Statement).
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
Compensation Committee Report
TNCLP has no directors or executive officers and the TNGP Board of Directors serves as TNCLP's governing body. TNGP does not have a compensation committee. Therefore, the full TNGP Board of Directors reviewed and discussed the Compensation Discussion and Analysis with TNGP's management. Based on such review and discussions, the TNGP Board of Directors recommended that the Compensation Discussion and Analysis be included in TNCLP's Annual Report on Form 10-K.
Respectfully submitted,
Douglas C. Barnard, Chairman
Coleman L. Bailey
Christopher D. Bohn
Richard A. Hoker
Michael A. Jackson
Dennis P. Kelleher
Anne H. Lloyd

SUMMARY COMPENSATION TABLE
Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid to any named executive officer by either TNGP or us during 2016.

TERRA NITROGEN COMPANY, L.P.

DIRECTOR COMPENSATION
TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors for the fiscal year ended December 31, 2016.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2)	Total
Coleman L. Bailey	$52,500	$132,587	$185,087
Michael A. Jackson	$50,000	$121,751	$171,751
Anne H. Lloyd	$60,000	$116,283	$176,283
_______________________________________________________________________________

(1)	For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation, with respect to TNCLP phantom units granted to each director in 2016, including additional phantom units received in connection with quarterly distributions to TNCLP common unitholders during the year on phantom units held by the director. The phantom unit awards granted to directors in 2016 will settle in cash based upon the average closing price per common unit for the 20-trading-day period that immediately precedes the vesting date (unless deferred pursuant to the terms of the TNGP Phantom Unit Program). Additional information with respect to the TNGP Phantom Unit Program is set forth below under "Director Phantom Unit Awards."

Director Fees Paid in Cash
In 2016, each non-employee director of the TNGP Board of Directors received an annual retainer of $50,000 (paid quarterly). We do not pay meeting fees to our non-employee directors. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. In 2016, Messrs. Barnard, Bohn, Kelleher and Hoker served on the TNGP Board of Directors and were employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board of Directors.
The TNGP Board of Directors recently determined to revise the compensation of non-employee directors for 2017. Effective January 1, 2017, each non-employee of the TNGP Board of Directors will receive an annual retainer of $60,000 (paid quarterly). The Chairman of the Audit Committee will be entitled to an additional annual cash retainer of $10,000 (paid quarterly) and the Chairman of the Nominating and Corporate Governance Committee will be entitled to an additional annual cash retainer of $2,500 (paid quarterly).
Director Ownership Guidelines
The TNGP Board of Directors has established a minimum ownership guideline for non-employee directors of 2,000 common units (the Ownership Guide). Newly elected directors have a period of five years to satisfy the Ownership Guide. The Ownership Guide may be satisfied by ownership of common units, accrual of phantom units under TNGP Board of Directors-approved compensation programs or any combination of the two.
Director Phantom Unit Awards
Non-employee directors of the TNGP Board of Directors receive compensation in the form of TNCLP phantom units. A phantom unit entitles the holder to a cash payment equal to the value of a TNCLP common unit at the time of vesting. In addition, each phantom unit entitles the holder to additional phantom units when quarterly cash distributions are made to TNCLP common unitholders. Non-employee directors receive an annual award of a number of phantom units determined by dividing a value fixed by the TNGP Board of Directors by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant. Starting in 2012, the grant date value of the annual award was fixed at $90,000. The annual awards are granted upon the first meeting of the TNGP Board of Directors each year.
The annual awards are governed by the Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit and Deferred Compensation Plan (the TNGP Phantom Unit Program). Each phantom unit granted pursuant to the TNGP Phantom Unit Program is unvested on the date of grant. For grants made prior to 2015, each phantom unit vested automatically on the first anniversary of the grant date, provided that the director continued to serve on the TNGP Board of Directors through such date. For grants made during or after 2015, each phantom unit vests automatically on the earlier of (i) a director's separation from service that is other than a removal for cause or (ii) the date of the first meeting of the TNGP Board of Directors of the calendar year following the date of grant of the award. Unless a director elected to defer phantom units (as described below), upon

TERRA NITROGEN COMPANY, L.P.

vesting, the director will receive a cash payment in respect of the phantom units (including any additional phantom units received in connection with quarterly distributions to TNCLP common unitholders following the date of grant). The amount paid with respect to each such phantom unit will be equal to the average closing price per common unit for the 20-trading-day period immediately preceding the vesting date.
Under the TNGP Phantom Unit Program, directors may elect to defer receipt of phantom units granted pursuant to the TNGP Phantom Unit Program. Each non-employee director may elect in writing, prior to December 31 of any year, to defer receipt of payment with respect to all or a portion (but not less than 25%) of phantom units that may be awarded during the following year. Phantom units (including any additional phantom units received in connection with quarterly distributions to TNCLP common unitholders following the date of the grant) that a non-employee director elects to defer are credited to an unfunded deferred compensation account. Deferred phantom units are generally required to be held in an unfunded deferred compensation account until the date of the director's departure from the TNGP Board of Directors. Pursuant to the terms of the TNGP Phantom Unit Program, amounts credited to a director's deferred compensation account shall be deemed to be invested in TNCLP common units or in such form of alternative unit as the director designates from among the options made available from time to time by TNGP. Upon departure, the deferred compensation account value is paid out in cash based on the average closing price of TNCLP common units or alternative unit, as applicable, for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of deferred phantom units will be paid in a lump sum upon consummation of the transaction.
In 2005, the TNGP Board of Directors adopted a phantom unit program (the 2005 Phantom Unit Program) which entitled each non-employee director of TNGP to an annual grant of 1,250 TNLP phantom units. All phantom unit awards granted pursuant to the 2005 Phantom Unit Program are generally required to be held in an unfunded deferred compensation account until the date of the director's departure from the TNGP Board of Directors. Amounts credited to a director's deferred compensation account shall be deemed to be invested in TNCLP common units or in such form of alternative unit as the director designates from among the options made available from time to time by TNGP. Upon departure, the deferred compensation account value is paid out in cash based on the average closing price of TNCLP common units or alternative units, as applicable, for the 20-trading-day period immediately following departure. However, in the event of a sale of TNCLP (including by merger or other corporate transaction) or a sale of substantially all of TNCLP's assets, the value of the deferred phantom units will be paid in a lump sum upon consummation of the transaction.
The following table sets forth the number of phantom units held by each non-employee director as of February 16, 2017, and awards vested in 2016.

			Number of Phantom Units Currently Held
	Number of Phantom Units Vested in 2016	Value Realized on Vesting ($)
Name			Vested	Unvested
Coleman L. Bailey	745.15	$72,905	4,203.10	822.53
Michael A. Jackson	745.15	$72,905	3,818.86	822.53
Anne H. Lloyd	745.15	$72,905	2,701.63	822.53
Other Director Compensation
TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.
Compensation Committee Interlocks and Insider Participation
TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' Proxy Statement. No such director has any direct or indirect material interest in or relationship with TNGP other than as related to his or her position as a director of CF Industries. During 2016, no officer of TNGP served on the board of directors of any other entity, where any officer or director of such other entity also served on the TNGP Board of Directors or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

TERRA NITROGEN COMPANY, L.P.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. CF Industries Enterprises, Inc. owns all the outstanding capital stock of TNGP, and is an indirect, wholly-owned subsidiary of CF Industries. Terra LP Holdings LLC (also an indirect wholly-owned subsidiary of CF Industries) owned directly, as of February 16, 2017, 13,889,014 common units of TNCLP and all 184,072 of the Class B common units of TNCLP. CF Industries and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.
The following table shows the ownership of TNCLP common units and CF Industries common stock as of February 16, 2017 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons), (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Common Units Beneficially Owned	Percent of Class	Number of CF Industries Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)	13,889,014	75.1%	—	—
CF Industries, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Enterprises, Inc.(3)	13,889,014	75.1%	—	—
CF Industries Sales, LLC(3)	13,889,014	75.1%	—	—
Terra LP Holdings LLC(3)	13,889,014	75.1%	—	—
Terra Nitrogen GP Inc.(4)	—	—	—	—
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	344,873	*
Christopher D. Bohn	—	—	138,849	*
Bert A. Frost	—	—	364,759	*
Adam Hall	—	—	71,952	*
Richard A. Hoker	—	—	131,661	*
Wendy S. Jablow	—	—	171,902	*
Michael A. Jackson	—	—	—	—
Dennis P. Kelleher	—	—	285,881	*
Anne H. Lloyd	—	—	—	—
W. Anthony Will	—	—	724,528	*
All directors and executive officers as a group (11 persons)	—	—	2,234,405	*
_______________________________________________________________________________

*	Represents less than 1% of class.

(1)
Each person has sole voting and investment power of all the CF Industries common shares indicated, either individually or jointly or in common with the individual’s spouse, subject to community property laws where applicable.

(2)
The shares indicated for Messrs. Barnard, Bohn, Frost, Hall, Hoker, Kelleher and Will and Ms. Jablow include shares underlying stock options granted under CF Industries' equity and incentive plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted. Except for shares underlying restricted stock units that vest within 60 days, the table does not include restricted stock units or performance vesting restricted stock units granted pursuant to CF Industries’ equity and incentive plans, as these awards cannot be voted during the vesting period. The table does not include “phantom” shares held by Messrs. Barnard, Hoker, and Will and Ms. Jablow as a deemed investment under CF Industries’ Supplemental Benefit and Deferral Plan (a non-qualified benefits restoration and deferred compensation plan), as these phantom shares cannot be voted.

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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
Information with respect to certain relationships and related transactions is contained in Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10, Directors, Executive Officers and Corporate Governance, and is incorporated herein by reference.

TERRA NITROGEN COMPANY, L.P.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES .
Principal Accountant Audit Fees and Services Fees
The following table describes fees for professional audit services rendered by KPMG LLP (KPMG) for the audit of the Partnership's annual financial statements for the years ended December 31, 2016 and 2015 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2016	2015
Audit fees(1)	$311,750	$303,000
Audit related fees	—	—
Total audit and audit related fees	311,750	303,000
Tax fees	—	—
All other fees	—	—
Total fees	$311,750	$303,000
_______________________________________________________________________________

(1)
Audit fees include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by KPMG for the audit of the Partnership's consolidated financial statements included in the Partnership's Annual Report on Form 10-K and review of consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

Audit Committee Pre-Approval of Policies and Procedures
Pursuant to its charter, the Audit Committee of the TNGP Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee of the TNGP Board of Directors on February 5, 2016. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee of the TNGP Board of Directors, as provided in its charter.

TERRA NITROGEN COMPANY, L.P.

Part IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

	1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.

		Report of Independent Registered Public Accounting Firm	34
		Consolidated Balance Sheets	35
		Consolidated Statements of Operations	36
		Consolidated Statements of Partners' Capital	37
		Consolidated Statements of Cash Flows	38
		Notes to the Consolidated Financial Statements	39
		Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

	2.	Exhibits:	65
		A list of exhibits filed with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 67.

ITEM 16.    FORM 10-K SUMMARY.
None.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner

Date:	February 23, 2017	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 23, 2017 and in the capacities indicated.

Signature	Title
/s/ W. ANTHONY WILL	President and Chief Executive Officer of Terra Nitrogen GP Inc. (Principal Executive Officer)
W. Anthony Will

/s/ DENNIS P. KELLEHER	Director, Senior Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. (Principal Financial Officer)
Dennis P. Kelleher

/s/ RICHARD A. HOKER	Director, Vice President and Corporate Controller of Terra Nitrogen GP Inc. (Principal Accounting Officer)
Richard A. Hoker

/s/ DOUGLAS C. BARNARD	Director and Chairman of the Board of Terra Nitrogen GP Inc.
Douglas C. Barnard

/s/ COLEMAN L. BAILEY	Director of Terra Nitrogen GP Inc.
Coleman L. Bailey

/s/ CHRISTOPHER D. BOHN	Director of Terra Nitrogen GP Inc.
Christopher D. Bohn

/s/ MICHAEL A. JACKSON	Director of Terra Nitrogen GP Inc.
Michael A. Jackson

/s/ ANNE H. LLOYD	Director of Terra Nitrogen GP Inc.
Anne H. Lloyd

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

10.5
Form of Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit Agreement, amended and restated October 27, 2015, filed as Exhibit 10.5 to the Terra Nitrogen Company, L.P. Form 10-K for the fiscal year ended December 31, 2015 (File No. 1-10877), is incorporated herein by reference.**

TERRA NITROGEN COMPANY, L.P.

EXHIBIT NO.	DESCRIPTION
10.6
Form of Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit and Deferred Compensation Plan, amended and restated October 27, 2015, filed as Exhibit 10.6 to the Terra Nitrogen Company, L.P. Form 10-K for the fiscal year ended December 31, 2015 (File No. 1-10877), is incorporated herein by reference.**

10.7
Form of Award Agreement under the Terra Nitrogen GP Inc. Non-Employee Director Phantom Unit and Deferred Compensation Plan, filed as Exhibit 10.7 to the Terra Nitrogen Company, L.P. Form 10-K for the fiscal year ended December 31, 2015 (File No. 1-10877), is incorporated herein by reference.**

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

101
The following financial information from Terra Nitrogen Company, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

**	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.