Form 10-Q
period 2017-03-31
TERRA NITROGEN CO L P /DE
filed 2017-05-04
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Registrant's telephone number, including area code: (847) 405-2400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on May 3, 2017 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2017	December 31, 2016
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$41.2	$39.5
Due from affiliates of the General Partner	21.7	4.0
Accounts receivable	0.4	0.6
Inventories	5.0	8.6
Other current assets	1.9	7.9
Total current assets	70.2	60.6
Property, plant and equipment—net	298.4	301.3
Other assets	9.8	11.4
Total assets	$378.4	$373.3
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$19.0	$27.8
Due to affiliates of the General Partner	3.4	4.1
Other current liabilities	0.5	—
Total current liabilities	22.9	31.9
Other liabilities	3.1	2.6
Partners' capital:
Limited partners' interests, 18,501,576 common units authorized, issued and outstanding	302.9	286.7
Limited partners' interests, 184,072 Class B common units authorized, issued and outstanding	1.9	1.8
General partner's interest	47.6	50.3
Total partners' capital	352.4	338.8
Total liabilities and partners' capital	$378.4	$373.3

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2017	2016
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$118.9	$107.9
Other income from an affiliate of the General Partner	0.1	0.1
Total	119.0	108.0
Cost of goods sold:
Materials, supplies and services	65.4	57.7
Services provided by affiliates of the General Partner	7.0	7.2
Gross margin	46.6	43.1
Selling, general and administrative services provided by affiliates of the General Partner	3.9	3.9
Other general and administrative expenses	0.5	1.5
Net earnings	$42.2	$37.7
Allocation of net earnings:
General Partner	$3.0	$10.6
Class B common units	0.4	0.4
Common units	38.8	26.7
Net earnings	$42.2	$37.7
Net earnings per common unit	$2.10	$1.44

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	26.7	0.4	10.6	37.7
Distributions	(53.3)	(0.9)	(36.0)	(90.2)
Partners' capital as of March 31, 2016	$281.9	$1.8	$50.8	$334.5
Partners' capital as of December 31, 2016	$286.7	$1.8	$50.3	$338.8
Net earnings	38.8	0.4	3.0	42.2
Distributions	(22.6)	(0.3)	(5.7)	(28.6)
Partners' capital as of March 31, 2017	$302.9	$1.9	$47.6	$352.4

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016
	(in millions)
Operating Activities:
Net earnings	$42.2	$37.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10.7	10.0
Unrealized loss on derivatives	7.9	2.3
Loss on disposal of property, plant and equipment	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	0.2	(1.6)
Inventories	3.6	6.8
Accounts payable and accrued expenses	(5.4)	(2.4)
Due to/from affiliates of the General Partner	(18.4)	(6.3)
Other assets and liabilities	0.8	(0.8)
Net cash provided by operating activities	41.6	45.8
Investing Activities:
Additions to property, plant and equipment	(11.3)	(13.8)
Net cash used in investing activities	(11.3)	(13.8)
Financing Activities:
Partnership distributions paid	(28.6)	(90.2)
Net cash used in financing activities	(28.6)	(90.2)
Increase (decrease) in cash and cash equivalents	1.7	(58.2)
Cash and cash equivalents at beginning of period	39.5	106.4
Cash and cash equivalents at end of period	$41.2	$48.2

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of March 31, 2017, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of March 31, 2017.
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
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2016, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The preparation of the unaudited interim consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates and assumptions in these unaudited interim consolidated financial statements include net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, the assumptions used in the evaluation of potential impairment of property, plant and equipment and the allowance for doubtful accounts receivable.

TERRA NITROGEN COMPANY, L.P.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017.
Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP.
2. New Accounting Standards
Recently Adopted Pronouncement
On January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the inventory measurement principle for entities using the first-in, first-out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle changed from the lower of cost or market to the lower of cost and net realizable value. We follow the FIFO or average cost methods and the adoption of this ASU did not have a material effect on our consolidated financial statements.
Recently Issued Pronouncement
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs are to be disclosed. In July 2015, the FASB voted to defer the effective date of this ASU through the issuance of ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to December 15, 2017 for interim and annual reporting periods beginning after that date. Accordingly, we will adopt ASU No. 2014-09, as amended, beginning in our first quarter of 2018. We are currently evaluating the impact of the adoption of this ASU on the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), through which we sell all of our fertilizer products to affiliates of the General Partner, and the related impact on our consolidated financial statements. We are also reviewing our business processes, systems, controls, and disclosures to determine if any changes are needed to support adoption of ASU No. 2014-09.
3. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2017 and 2016, we declared and paid partnership distributions of $28.6 million and $90.2 million, respectively.
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

TERRA NITROGEN COMPANY, L.P.

On May 3, 2017, we announced a $0.97 cash distribution per common unit, payable on May 31, 2017 to holders of record as of May 15, 2017. In the first quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

The quarterly cash distributions to the unitholders and the General Partner declared during the first three months of 2017 and 2016 are as follows:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2017
	First Quarter	$22.6	$1.22	$0.3	$1.52	$5.7	$28.6
2016
	First Quarter	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
As of March 31, 2017, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of our issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at March 31, 2017, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

4. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$42.2	$37.7
Less: Net earnings allocable to General Partner	3.0	10.6
Less: Net earnings allocable to Class B common units	0.4	0.4
Net earnings allocable to common units	$38.8	$26.7
Weighted-average common units outstanding	18.5	18.5
Net earnings per common unit	$2.10	$1.44
There were no dilutive TNCLP units outstanding for the three months ended March 31, 2017 and 2016.
5. Inventories
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Finished goods	$3.3	$6.8
Raw materials, spare parts and supplies	1.7	1.8
Total	$5.0	$8.6
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

	March 31, 2017	December 31, 2016
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$1.9	$7.9
Unrealized gains in other assets	—	1.1
Total derivative assets	1.9	9.0
Derivative Liabilities
Unrealized losses in other current liabilities	(0.5)	—
Unrealized losses in other liabilities	(2.0)	(1.6)
Total derivative liabilities	(2.5)	(1.6)
Net derivative (liabilities) assets	$(0.6)	$7.4
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended March 31,
	2017	2016
	(in millions)
Unrealized net mark-to-market losses	$(7.9)	$(2.3)
Realized net gains (losses)	0.3	(7.4)
Net derivative losses	$(7.6)	$(9.7)
As of March 31, 2017 and December 31, 2016, we had open natural gas derivative contracts for 24.2 million MMBtus (millions of British thermal units) and 29.4 million MMBtus of natural gas, respectively. The derivative portfolio at March 31, 2017 includes natural gas derivatives that economically hedge a portion of anticipated natural gas purchases through December 2018. For the three months ended March 31, 2017, we used derivatives to cover approximately 46% of our natural gas consumption.
The counterparties to our derivative contracts are multinational commercial banks, major financial institutions and large energy companies. The derivatives are executed with several counterparties generally under International Swaps and Derivatives Association (ISDA) agreements. Most of the ISDA agreements contain credit-risk-related contingent features such as cross-default provisions and credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. In the event of certain defaults or a credit ratings downgrade of the General Partner affiliate, the counterparty may request early termination and net settlement of certain derivative trades or may require the General Partner affiliate to collateralize derivatives in a net liability position. The General Partner affiliate’s revolving credit agreement, at any time when it is secured, provides a cross collateral feature for those derivatives that are with counterparties that are party to, or affiliates of parties to, the revolving credit agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the General Partner affiliate's revolving credit agreement becomes unsecured, the General Partner affiliate could be required to post separate collateral in connection with such derivatives. As of March 31, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $2.5 million and $1.6 million, respectively, which also approximates the fair value of the maximum amount of assets needed to settle the obligations if the credit-risk-related contingent features were triggered and the General Partner affiliate was unable to post collateral at the reporting dates. As of March 31, 2017 and December 31, 2016, we and the General Partner affiliate had no cash collateral on deposit for derivative contracts. The credit support documents executed in connection with certain ISDA agreements generally provide the General Partner affiliate and the counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

TERRA NITROGEN COMPANY, L.P.

The following table presents amounts relevant to offsetting our derivative assets and liabilities as of March 31, 2017 and December 31, 2016:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2017
Total derivative assets	$1.9	$1.9	$—	$—
Total derivative liabilities	(2.5)	(1.9)	—	(0.6)
Net derivative liabilities	$(0.6)	$—	$—	$(0.6)
December 31, 2016
Total derivative assets	$9.0	$1.6	$—	$7.4
Total derivative liabilities	(1.6)	(1.6)	—	—
Net derivative assets	$7.4	$—	$—	$7.4
_______________________________________________________________________________

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented herein are the same.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$40.1	$40.1	$—	$—
Unrealized gains on natural gas derivatives	1.9	—	1.9	—
Total assets at fair value	$42.0	$40.1	$1.9	$—
Unrealized losses on natural gas derivatives	$(2.5)	$—	$(2.5)	$—
Total liabilities at fair value	$(2.5)	$—	$(2.5)	$—

	December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$32.0	$32.0	$—	$—
Unrealized gains on natural gas derivatives	9.0	—	9.0	—
Total assets at fair value	$41.0	$32.0	$9.0	$—
Unrealized losses on natural gas derivatives	$(1.6)	$—	$(1.6)	$—
Total liabilities at fair value	$(1.6)	$—	$(1.6)	$—

TERRA NITROGEN COMPANY, L.P.

Cash Equivalents
As of March 31, 2017 and December 31, 2016, our cash equivalents consisted primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
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
8. Property, Plant and Equipment—Net
Property, plant and equipment—net consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Land	$1.4	$1.4
Buildings and improvements	16.8	16.7
Machinery and equipment	565.3	562.3
Construction in progress	26.1	21.9
Property, plant and equipment	609.6	602.3
Less: Accumulated depreciation and amortization	311.2	301.0
Property, plant and equipment—net	$298.4	$301.3
Losses on the disposal of certain machinery and equipment were zero and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, and are included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2017	2016
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$26.6	$37.8
Additions	0.6	1.2
Depreciation	(4.1)	(3.6)
Ending balance	$23.1	$35.4

TERRA NITROGEN COMPANY, L.P.

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
Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll and payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the three months ended March 31, 2017 and 2016 were $7.0 million and $7.2 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold in our consolidated statements of operations.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us in each of the three months ended March 31, 2017 and 2016 were $3.9 million. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner in our consolidated statements of operations.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of March 31, 2017 and December 31, 2016, we had a net balance due from (to) affiliates of the General Partner of $18.3 million and $(0.1) million, respectively.
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
In each of the three months ended March 31, 2017 and 2016, we recognized rental income of $0.1 million. We report this income as other income from an affiliate of the General Partner in our consolidated statements of operations.

TERRA NITROGEN COMPANY, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with Terra Nitrogen Company, L.P.'s ("TNCLP," "we," "our" or "us") annual consolidated financial statements and related notes, which are included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 23, 2017 (2016 Annual Report), as well as our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this report. The section entitled "Risk Factors" contained in Item 1A of our 2016 Annual Report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should read and consider carefully those risks, in addition to the other information in this report and in our other filings with the SEC.
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
We are dependent on CF Industries for our success in a number of respects. TNCLP and TNGP have no employees. Affiliates of the General Partner provide certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's fertilizer products as defined in the Services and Offtake Agreement. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. Under the Services and Offtake Agreement, affiliates of the General Partner provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and for further information regarding our agreements with CF Industries and the General Partner, see Notes to Unaudited Consolidated Financial Statements, Note 9—Related Party Transactions.
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
Over the past decade, strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity. As a result, global nitrogen fertilizer supply increased faster than global nitrogen fertilizer demand, creating the current global oversupply in the market, and leading to lower nitrogen fertilizer selling prices.
A significant amount of new nitrogen production capacity came on line in 2016, and additional production capacity is expected to come on line in 2017, including a significant increase in production capacity in North America. This new nitrogen production capacity includes the capacity expansion projects that were completed in 2016 by affiliates of our General Partner. The new nitrogen production capacity will further increase supply. We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.

TERRA NITROGEN COMPANY, L.P.

The first quarter of 2017 was significantly impacted by lower selling prices. Our average selling prices for ammonia and UAN declined by 23% and 24%, respectively, during the first quarter of 2017 as compared to the first quarter of 2016, which reduced both our net sales and gross margin in the first quarter of 2017 by $36.9 million.
Results of Operations
We reported net earnings of $42.2 million for the three months ended March 31, 2017 on net sales of $119.0 million, compared with net earnings of $37.7 million for the three months ended March 31, 2016 on net sales of $108.0 million. Net earnings per common unit for the three months ended March 31, 2017, were $2.10 compared with $1.44 for the three months ended March 31, 2016.
The following table shows our results of operations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	2017 vs. 2016
	(in millions, except as noted)
Net sales	$119.0	$108.0	$11.0	10%
Cost of goods sold	72.4	64.9	7.5	12%
Gross margin	46.6	43.1	3.5	8%
Gross margin percentage	39.2%	39.9%	(0.7)%
Selling, general and administrative expenses	4.4	5.4	(1.0)	(19)%
Net earnings	$42.2	$37.7	$4.5	12%
Net earnings allocable to common units	$38.8	$26.7	$12.1	45%
Net earnings per common unit (dollars per common unit)	$2.10	$1.44	$0.66	46%
Sales volume (tons in thousands):
Ammonia	127	91	36	40%
UAN(1)	532	362	170	47%
Total	659	453	206	45%
Average selling prices (dollars per ton):
Ammonia	$286	$373	$(87)	(23)%
UAN(1)	$154	$203	$(49)	(24)%
Cost of natural gas (dollars per MMBtu):
Purchased natural gas costs(2)	$3.06	$1.99	$1.07	54%
Realized derivatives (gain) loss(3)	(0.03)	0.89	(0.92)	N/M
Cost of natural gas	$3.03	$2.88	$0.15	5%
Production volume by product (tons in thousands):
Ammonia(4)	327	208	119	57%
UAN(1)	518	325	193	59%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Represents the cost of natural gas purchased during the period for use in production.

(3)	Represents realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.
First Quarter of 2017 Compared to the First Quarter of 2016
Our net sales for the first quarter of 2017 were $119.0 million, an increase of $11.0 million, or 10%, from the first quarter of 2016 net sales of $108.0 million. The increase was primarily due to higher UAN and ammonia sales volume in the first quarter of 2017 versus the first quarter of 2016 due to higher production in the first quarter of 2017 compared to the first quarter of 2016 as a result of an unplanned outage in one of our ammonia and UAN plants in the first quarter of 2016. Additionally, favorable spring weather conditions in the southern United States caused earlier demand for our products. The increase in volume was partially offset by lower average selling prices for both UAN and ammonia.
UAN sales volume increased by 47% in the first quarter of 2017 to 532,000 tons from 362,000 tons in the first quarter of 2016 due to favorable early spring weather conditions in the southern United States and increased production in the first quarter

TERRA NITROGEN COMPANY, L.P.

of 2017 relative to the lower production in the prior-year period as a result of the unplanned outage in the first quarter of 2016. UAN selling prices declined by 24% from $203 per ton in the first quarter of 2016 to $154 per ton in the first quarter of 2017 due to the global oversupply of nitrogen fertilizer products.
Ammonia sales volume increased by 40% from 91,000 tons in the first quarter of 2016 to 127,000 tons in the first quarter of 2017, due to favorable early spring weather conditions in the southern United States that allowed for ammonia application, as well as increased production in the first quarter of 2017 relative to the lower production in the prior-year period as a result of the unplanned outage in the first quarter of 2016. Ammonia average selling prices declined by 23% from $373 per ton in the first quarter of 2016 to $286 per ton in the first quarter of 2017 due to the global oversupply of all nitrogen fertilizer products.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	2017 vs. 2016
	(in millions, except per ton amounts)
Realized natural gas costs	$34.3	$23.9	$10.4	44%
Unrealized mark-to-market loss on natural gas derivatives	7.9	2.3	5.6	N/M
Payroll-related expenses	7.0	7.2	(0.2)	(3)%
Other	23.2	31.5	(8.3)	(26)%
Total cost of goods sold	$72.4	$64.9	$7.5	12%
Average cost of goods sold per ton	$110	$143	$(33)	(23)%
______________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold decreased to $110 per ton in the first quarter of 2017 from $143 per ton in the first quarter of 2016. The 23% decrease in the average cost of goods sold per ton was due primarily to higher sales volume in the first quarter of 2017 and the non-recurrence of costs incurred as a result of the unplanned outage in the first quarter of 2016 as shown in the line titled Other in the table above. These factors were partially offset by a $7.9 million unrealized net mark-to-market loss on natural gas derivatives for the first quarter of 2017, compared to a $2.3 million unrealized net mark-to-market loss for the first quarter of 2016. The derivative portfolio at March 31, 2017 includes natural gas derivatives that hedge a portion of anticipated natural gas purchases through December 2018.
Our gross margin was $46.6 million in the first quarter of 2017 compared to $43.1 million in the first quarter of 2016. Gross margin as a percentage of net sales decreased to 39.2% during the first quarter of 2017 from 39.9% during the first quarter of 2016 as a result of the impact of lower average selling prices for both UAN and ammonia and higher unrealized net mark-to-market loss on natural gas derivatives in the first quarter of 2017 compared to the first quarter of 2016, partially offset by the non-recurrence of costs incurred as a result of the unplanned outage in the first quarter of 2016.
Our net earnings were $42.2 million in the first quarter of 2017, an increase of $4.5 million, or 12%, as compared to $37.7 million in the first quarter of 2016. Net earnings increased primarily due to the higher sales volumes discussed above, which were partially offset by lower average selling prices and a larger unrealized net mark-to-market loss on natural gas derivatives.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of March 31, 2017 was $41.2 million, an increase of $1.7 million from $39.5 million as of December 31, 2016. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in millions)
Total cash provided by (used in):
Operating activities	$41.6	$45.8
Investing activities	(11.3)	(13.8)
Financing activities	(28.6)	(90.2)
Increase (decrease) in cash and cash equivalents	$1.7	$(58.2)
Operating Activities
Net cash provided by operating activities was $41.6 million in the first three months of 2017 compared to $45.8 million in the same period of 2016, or a decline of $4.2 million. This decrease was due primarily to a higher amount of cash invested in working capital in the first quarter of 2017 versus the first quarter of 2016, partially offset by higher earnings. The largest portion of the increase in working capital in the first quarter of 2017 as compared to the first quarter of 2016 was due to an increase in the receivables due from our General Partner as a result of higher selling prices for ammonia and UAN in the first quarter of 2017 versus the fourth quarter of 2016 and higher production of ammonia and UAN in the first quarter of 2017 due to the unplanned outage in one of our ammonia and UAN plants in the first quarter of 2016. Net earnings included depreciation and amortization expense of $10.7 million and $10.0 million during the three months ended March 31, 2017 and 2016, respectively, and unrealized net mark-to-market loss of $7.9 million and $2.3 million during the three months ended March 31, 2017, and 2016, respectively, on natural gas derivatives.
Investing Activities
Net cash used in investing activities was $11.3 million in the first three months of 2017 compared to $13.8 million in the first three months of 2016. The $2.5 million decrease in cash used in investing activities in the first three months of 2017 was due to higher capital expenditures in the first three months of 2016 due to the unplanned outage in one of our ammonia plants in the first quarter of 2016.
Financing Activities
Net cash used in financing activities was $28.6 million in the first three months of 2017 compared to $90.2 million in the first three months of 2016, and consists of distributions paid to our unitholders. The distributions paid are based on Available Cash, as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $11.3 million during the three months ended March 31, 2017 compared to $13.8 million during the three months ended March 31, 2016 with the decrease primarily resulting from the unplanned ammonia plant outage in the first quarter of 2016. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.
In 2017, we currently expect to make capital expenditures in the range of $25 million to $35 million. Planned maintenance, capital expenditures, and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. We anticipate a planned turnaround of one-half of our Verdigris nitrogen complex

TERRA NITROGEN COMPANY, L.P.

will occur in 2018. We had previously estimated that this turnaround would occur in late 2017, but the turnaround has been delayed due to a delay in receiving certain equipment. The turnaround will result in lower ammonia and UAN production, lower sales and lower profitability during the period of the turnaround, which will reduce Available Cash for distributions to unitholders. We expect this turnaround will cost approximately $40 million, and the calculation of Available Cash for the three months ended March 31, 2017 included a reserve of approximately one-half of this amount.
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
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the three months ended March 31, 2017 and 2016, we declared and paid partnership distributions of $28.6 million and $90.2 million, respectively.
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
On May 3, 2017, we announced a $0.97 cash distribution per common unit, payable on May 31, 2017 to holders of record as of May 15, 2017. In the first quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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
_________________________________________________________

(1)
Reflects Minimum Quarterly Distributions and incentive distributions to the General Partner.  The General Partner has assigned its right to incentive distributions to an affiliate of the General Partner.

General Partner Option to Effect Mandatory Redemption of Partnership Units
At March 31, 2017, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of the issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at March 31, 2017, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the

TERRA NITROGEN COMPANY, L.P.

date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
Cash Transactions with Affiliates
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
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
Contractual Obligations, Critical Accounting Policies and Off-Balance Sheet Arrangements
As of March 31, 2017, there were no material changes to our contractual obligations, critical accounting policies or off-balance sheet arrangements relative to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report.
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

TERRA NITROGEN COMPANY, L.P.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or "would" and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our Annual Report on Form 10-K filed on February 23, 2017. Such factors include, among others:

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
As of March 31, 2017 and December 31, 2016, we had open natural gas derivative contracts for 24.2 million MMBtus and 29.4 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of March 31, 2017, would result in a favorable change in the fair value of these derivative positions by $22.1 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $22.1 million.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION
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

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: May 4, 2017	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2017	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Unaudited Consolidated Financial Statements