Form 10-Q
period 2017-06-30
TERRA NITROGEN CO L P /DE
filed 2017-08-03
CIK 879575

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on August 2, 2017 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2017	December 31, 2016
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$67.1	$39.5
Due from affiliates of the General Partner	12.9	4.0
Accounts receivable	0.4	0.6
Inventories	11.4	8.6
Prepaid expenses and other current assets	0.5	7.9
Total current assets	92.3	60.6
Property, plant and equipment—net	297.5	301.3
Other assets	10.0	11.4
Total assets	$399.8	$373.3
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$19.7	$27.8
Due to affiliates of the General Partner	3.0	4.1
Other current liabilities	2.5	—
Total current liabilities	25.2	31.9
Other liabilities	2.2	2.6
Partners' capital:
Limited partners' interests, 18,501,576 common units authorized, issued and outstanding	312.4	286.7
Limited partners' interests, 184,072 Class B common units authorized, issued and outstanding	2.1	1.8
General partner's interest	57.9	50.3
Total partners' capital	372.4	338.8
Total liabilities and partners' capital	$399.8	$373.3

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$95.9	$126.5	$214.8	$234.4
Other income from an affiliate of the General Partner	0.2	0.2	0.3	0.3
Total	96.1	126.7	215.1	234.7
Cost of goods sold:
Materials, supplies and services	45.8	17.1	111.2	74.8
Services provided by affiliates of the General Partner	6.8	6.9	13.8	14.1
Gross margin	43.5	102.7	90.1	145.8
Selling, general and administrative services provided by affiliates of the General Partner	4.0	3.9	7.9	7.8
Other general and administrative expenses	0.1	0.2	0.6	1.7
Earnings from operations	39.4	98.6	81.6	136.3
Interest income	0.1	0.1	0.1	0.1
Net earnings	$39.5	$98.7	$81.7	$136.4
Allocation of net earnings:
General Partner	$11.7	$38.1	$14.7	$48.7
Class B common units	0.4	0.9	0.8	1.3
Common units	27.4	59.7	66.2	86.4
Net earnings	$39.5	$98.7	$81.7	$136.4
Net earnings per common unit	$1.48	$3.22	$3.58	$4.66

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	86.4	1.3	48.7	136.4
Distributions	(81.3)	(1.3)	(47.1)	(129.7)
Partners' capital as of June 30, 2016	$313.6	$2.3	$77.8	$393.7
Partners' capital as of December 31, 2016	$286.7	$1.8	$50.3	$338.8
Net earnings	66.2	0.8	14.7	81.7
Distributions	(40.5)	(0.5)	(7.1)	(48.1)
Partners' capital as of June 30, 2017	$312.4	$2.1	$57.9	$372.4

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
	(in millions)
Operating Activities:
Net earnings	$81.7	$136.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20.4	19.2
Unrealized loss (gain) on derivatives	10.8	(25.0)
Loss on disposal of property, plant and equipment	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	0.2	(0.1)
Inventories	(2.8)	5.0
Accounts payable and accrued expenses	(3.3)	(2.6)
Due to/from affiliates of the General Partner	(10.0)	(4.3)
Other assets and liabilities	0.1	(1.1)
Net cash provided by operating activities	97.1	127.6
Investing Activities:
Additions to property, plant and equipment	(21.4)	(20.2)
Net cash used in investing activities	(21.4)	(20.2)
Financing Activities:
Partnership distributions paid	(48.1)	(129.7)
Net cash used in financing activities	(48.1)	(129.7)
Increase (decrease) in cash and cash equivalents	27.6	(22.3)
Cash and cash equivalents at beginning of period	39.5	106.4
Cash and cash equivalents at end of period	$67.1	$84.1

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of June 30, 2017, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of June 30, 2017.
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
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2016, in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The preparation of the unaudited interim consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates and assumptions in these unaudited interim consolidated financial statements include net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, the assumptions used in the evaluation of potential impairments of property, plant and equipment and the allowance for doubtful accounts receivable.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, the assumptions used in the evaluation of potential impairments of property, plant and equipment and the allowance for doubtful accounts receivable.
Revenue Recognition
The primary products we sell are ammonia and UAN. Sales are made in accordance with the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement) we have with an affiliate of the General Partner under which affiliates purchase our products. We recognize revenue as products are shipped from the plant gate when title and risk of loss passes to affiliates of the General Partner. The Services and Offtake Agreement is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products. The Services and Offtake Agreement is described in Note 10—Related Party Transactions.
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
Inventories
Inventories are reported at the lower of cost or net realizable value and are determined on a first-in, first-out (FIFO) and average cost basis. Inventories include the cost of materials, production labor and production overhead. Net realizable value is reviewed quarterly. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales. On January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, as discussed in Note 3—New Accounting Standards.

TERRA NITROGEN COMPANY, L.P.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and are subject to the Services and Offtake Agreement, which is accounted for as an operating lease, as described in Note 10—Related Party Transactions. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the property, plant and equipment. Useful lives for property, plant, and equipment range from 10 to 40 years for buildings and 5 to 30 years for machinery and equipment. We periodically review these useful lives and change the estimates to reflect the results of those reviews.
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
Other Leases
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
Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as liabilities as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. For additional information on AROs, see Note 11—Asset Retirement Obligations in our 2016 Annual Report on Form 10-K.

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
Litigation
From time to time, the Partnership is subject to ordinary, routine legal proceedings related to the usual conduct of its business. From time to time, the Partnership also is involved in legal proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of its plant and facilities. Accruals for such contingencies are recorded to the extent management concludes their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals. Legal fees are expensed as incurred and are included in selling, general, and administrative services provided by affiliates of the General Partner on our consolidated statements of operations.

3. New Accounting Standards
Recently Adopted Pronouncement
On January 1, 2017, we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the inventory measurement principle for entities using the FIFO or average cost methods. For entities utilizing one of these methods, the inventory measurement principle changed from the lower of cost or market to the lower of cost and net realizable value. We follow the FIFO and average cost methods and the adoption of this ASU did not have a material effect on our consolidated financial statements.
Recently Issued Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs are to be disclosed. In July 2015, the FASB voted to defer the effective date of this ASU through the issuance of ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to December 15, 2017 for interim and annual reporting periods beginning after that date. Accordingly, we will adopt ASU No. 2014-09, as amended, beginning in our first quarter of 2018. All of our production is sold to an affiliate of the General Partner. The Services and Offtake Agreement, under which all products are sold, is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products, therefore, it does not meet the definition of a contract as defined by ASU No. 2014-09. As such, we expect that the adoption of ASU No. 2014-09 will not have a material impact on our consolidated financial statements or disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. For lessors, ASU No. 2016-02 leaves the current lessor accounting in ASC Topic 840 largely unchanged. Quantitative and qualitative disclosures, including significant judgments made by management, will be required. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. Under ASU No. 2016-02, and consistent with the current accounting treatment under ASC Topic 840, we expect that the Services and Offtake Agreement will continue to be accounted for as an operating lease. We expect the adoption of this ASU will not have a material impact on our consolidated financial statements or disclosures.

TERRA NITROGEN COMPANY, L.P.

4. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interests and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2017 and 2016, we declared and paid partnership distributions of $48.1 million and $129.7 million, respectively.
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
On August 2, 2017, we announced a $1.60 cash distribution per common unit, payable on August 29, 2017 to holders of record as of August 15, 2017. In the second quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

The quarterly cash distributions to the unitholders and the General Partner declared during the first six months of 2017 and 2016 are as follows:

		Common Units		Class B Common Units		General Partner	Total Distributions Declared
		Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)
2017
	First Quarter	$22.6	$1.22	$0.3	$1.52	$5.7	$28.6
	Second Quarter	17.9	0.97	0.2	1.04	1.4	19.5
2016
	First Quarter	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
	Second Quarter	28.0	1.51	0.4	2.09	11.1	39.5
As of June 30, 2017, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of our issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at June 30, 2017, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five

TERRA NITROGEN COMPANY, L.P.

days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
5. Net Earnings per Common Unit
Net earnings per common unit are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$39.5	$98.7	$81.7	$136.4
Less: Net earnings allocable to General Partner	11.7	38.1	14.7	48.7
Less: Net earnings allocable to Class B common units	0.4	0.9	0.8	1.3
Net earnings allocable to common units	$27.4	$59.7	$66.2	$86.4
Weighted-average common units outstanding	18.5	18.5	18.5	18.5
Net earnings per common unit	$1.48	$3.22	$3.58	$4.66
There were no dilutive TNCLP units outstanding for the three and six months ended June 30, 2017 and 2016.
6. Inventories
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Finished goods	$9.7	$6.8
Raw materials, spare parts and supplies	1.7	1.8
Total	$11.4	$8.6
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

	June 30, 2017	December 31, 2016
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$0.3	$7.9
Unrealized gains in other assets	—	1.1
Total derivative assets	0.3	9.0
Derivative Liabilities
Unrealized losses in other current liabilities	(2.5)	—
Unrealized losses in other liabilities	(1.2)	(1.6)
Total derivative liabilities	(3.7)	(1.6)
Net derivative (liabilities) assets	$(3.4)	$7.4
The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Unrealized net mark-to-market (losses) gains	$(2.9)	$27.3	$(10.8)	$25.0
Realized net losses	(0.3)	(7.6)	—	(15.0)
Net derivative (losses) gains	$(3.2)	$19.7	$(10.8)	$10.0
As of June 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 18.9 million MMBtus (millions of British thermal units) and 29.4 million MMBtus of natural gas, respectively. The derivative portfolio at June 30, 2017 includes natural gas derivatives that economically hedge a portion of anticipated natural gas purchases through December 2018. For the six months ended June 30, 2017, we used derivatives to cover approximately 47% of our natural gas consumption.
The counterparties to our derivative contracts are multinational commercial banks, other major financial institutions and large energy companies. The derivatives are executed with several counterparties generally under International Swaps and Derivatives Association (ISDA) agreements. Most of the ISDA agreements contain credit-risk-related contingent features such as cross-default provisions and credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. In the event of certain defaults or a credit ratings downgrade of the General Partner affiliate, the counterparty may request early termination and net settlement of certain derivative trades or may require the General Partner affiliate to collateralize derivatives in a net liability position. The General Partner affiliate’s revolving credit agreement, at any time when it is secured, provides a cross collateral feature for those derivatives that are with counterparties that are party to, or affiliates of parties to, the revolving credit agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the General Partner affiliate's revolving credit agreement becomes unsecured, the General Partner affiliate could be required to post separate collateral in connection with such derivatives. As of June 30, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $3.7 million and $1.6 million, respectively, which also approximates the fair value of the maximum amount of assets needed to settle the obligations if the credit-risk-related contingent features were triggered and the General Partner affiliate was unable to post collateral at the reporting dates. As of June 30, 2017 and December 31, 2016, we and the General Partner affiliate had no cash collateral on deposit for derivative contracts assigned to us. The credit support documents executed in connection with certain ISDA agreements generally provide the General Partner affiliate and the counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

TERRA NITROGEN COMPANY, L.P.

The following table presents amounts relevant to offsetting our derivative assets and liabilities as of June 30, 2017 and December 31, 2016:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2017
Total derivative assets	$0.3	$0.3	$—	$—
Total derivative liabilities	(3.7)	(0.3)	—	(3.4)
Net derivative liabilities	$(3.4)	$—	$—	$(3.4)
December 31, 2016
Total derivative assets	$9.0	$1.6	$—	$7.4
Total derivative liabilities	(1.6)	(1.6)	—	—
Net derivative assets	$7.4	$—	$—	$7.4
_______________________________________________________________________________

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented herein are the same.

8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$63.6	$63.6	$—	$—
Unrealized gains on natural gas derivatives	0.3	—	0.3	—
Total assets at fair value	$63.9	$63.6	$0.3	$—
Unrealized losses on natural gas derivatives	$(3.7)	$—	$(3.7)	$—
Total liabilities at fair value	$(3.7)	$—	$(3.7)	$—

	December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$32.0	$32.0	$—	$—
Unrealized gains on natural gas derivatives	9.0	—	9.0	—
Total assets at fair value	$41.0	$32.0	$9.0	$—
Unrealized losses on natural gas derivatives	$(1.6)	$—	$(1.6)	$—
Total liabilities at fair value	$(1.6)	$—	$(1.6)	$—

TERRA NITROGEN COMPANY, L.P.

Cash Equivalents
As of June 30, 2017 and December 31, 2016, our cash equivalents consisted primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
Natural Gas Derivatives
The derivative instruments that we use are primarily natural gas fixed price swaps and options traded in the OTC markets with multinational commercial banks, other major financial institutions and large energy companies. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. These contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized unrelated third party. See Note 7—Derivative Financial Instruments for additional information.
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
9. Property, Plant and Equipment—Net
Property, plant and equipment—net consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Land	$1.4	$1.4
Buildings and improvements	16.9	16.7
Machinery and equipment	569.1	562.3
Construction in progress	30.3	21.9
Property, plant and equipment	617.7	602.3
Less: Accumulated depreciation and amortization	320.2	301.0
Property, plant and equipment—net	$297.5	$301.3
Property, plant and equipment used to produce fertilizer are subject to the Services and Offtake Agreement with an affiliate of the General Partner, which is accounted for as an operating lease. See Note 10—Related Party Transactions for additional information.
As of June 30, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of approximately $1.1 million and $5.9 million, respectively. As of June 30, 2016 and December 31, 2015, we had property, plant and equipment that was accrued but unpaid of approximately $3.0 million and $4.1 million, respectively.
Losses on the disposal of certain machinery and equipment were zero for the three and six months ended June 30, 2017, respectively, and $0.1 million for each of the three and six months ended June 30, 2016, and are included in other general and administrative expenses on our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

TERRA NITROGEN COMPANY, L.P.

	Six months ended June 30,
	2017	2016
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$26.6	$37.8
Additions	1.5	2.1
Depreciation	(8.1)	(7.5)
Ending balance	$20.0	$32.4
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
10. Related Party Transactions
TNCLP and TNGP have no employees. We have entered into several agreements with subsidiaries of CF Industries relating to the operation of our business and the sale of the fertilizer products produced at our Verdigris facility. We believe that each of these agreements is on terms that are fair and reasonable to us.
Services and Offtake Agreement
Pursuant to the Services and Offtake Agreement, which is accounted for as an operating lease, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership’s fertilizer products. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. The Services and Offtake Agreement was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal. The Services and Offtake Agreement is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products.
Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll and payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the three and six months ended June 30, 2017 were $6.8 million and $13.8 million, respectively, and for the three and six months ended June 30, 2016 were $6.9 million and $14.1 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold in our consolidated statements of operations.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us in each of the three and six months ended June 30, 2017 were $4.0 million and $7.9 million, respectively, and for the three and six months ended June 30, 2016 were $3.9 million and $7.8 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner in our consolidated statements of operations.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of June 30, 2017 and December 31, 2016, we had a net balance due from (to) affiliates of the General Partner of $9.9 million and $(0.1) million, respectively.

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
Other Leases
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
In each of the three and six months ended June 30, 2017 and 2016, we recognized rental income of $0.2 million and $0.3 million, respectively. We report this income as other income from an affiliate of the General Partner in our consolidated statements of operations.

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
We are dependent on CF Industries for our success in a number of respects. TNCLP and TNGP have no employees. Affiliates of the General Partner provide certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, which is accounted for as an operating lease, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership’s fertilizer products. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. Under the Services and Offtake Agreement, affiliates of the General Partner provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and for further information regarding our agreements with CF Industries and the General Partner, see Notes to Unaudited Consolidated Financial Statements, Note 10—Related Party Transactions.
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
Over the last decade, strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity. As a result, global nitrogen fertilizer supply increased faster than global nitrogen fertilizer demand, creating the current global oversupply in the market, and leading to lower nitrogen fertilizer selling prices.
A significant amount of new nitrogen production capacity came on line in 2016 and the first half of 2017, and additional production capacity is expected to come on line in the second half of 2017, including a significant increase in production capacity in North America. This new nitrogen production capacity includes the capacity expansion projects that were completed in 2016 by affiliates of our General Partner. The new nitrogen production capacity will further increase supply. We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.

TERRA NITROGEN COMPANY, L.P.

The second quarter of 2017 was significantly impacted by declining selling prices. Our average selling prices for ammonia and UAN declined by 18% and 19%, respectively, during the second quarter of 2017 as compared to the second quarter of 2016, which reduced both our net sales and gross margin in the second quarter of 2017 by $21.8 million. During the first six months of 2017, our average selling prices for both ammonia and UAN declined by 21%, which reduced both our net sales and gross margin in the first six months of 2017 by $56.9 million.
Results of Operations
We reported net earnings of $39.5 million for the three months ended June 30, 2017 on net sales of $96.1 million, compared with net earnings of $98.7 million for the three months ended June 30, 2016 on net sales of $126.7 million. Net earnings per common unit for the three months ended June 30, 2017, were $1.48 compared with $3.22 for the three months ended June 30, 2016.
We reported net earnings of $81.7 million for the six months ended June 30, 2017 on net sales of $215.1 million, compared with net earnings of $136.4 million for the six months ended June 30, 2016 on net sales of $234.7 million. Net earnings per common unit for the six months ended June 30, 2017, were $3.58 compared with $4.66 for the six months ended June 30, 2016.
The following table shows our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(in millions, except as noted)
Net sales	$96.1	$126.7	$(30.6)	(24)%	$215.1	$234.7	$(19.6)	(8)%
Cost of goods sold	52.6	24.0	28.6	119%	125.0	88.9	36.1	41%
Gross margin	43.5	102.7	(59.2)	(58)%	90.1	145.8	(55.7)	(38)%
Gross margin percentage	45.3%	81.1%	(35.8)%		41.9%	62.1%	(20.2)%
Selling, general and administrative expenses	4.1	4.1	—	—%	8.5	9.5	(1.0)	(11)%
Earnings from operations	39.4	98.6	(59.2)	(60)%	81.6	136.3	(54.7)	(40)%
Interest income	0.1	0.1	—	—%	0.1	0.1	—	—%
Net earnings	$39.5	$98.7	$(59.2)	(60)%	$81.7	$136.4	$(54.7)	(40)%
Net earnings allocable to common units	$27.4	$59.7	$(32.3)	(54)%	$66.2	$86.4	$(20.2)	(23)%
Net earnings per common unit (dollars per common unit)	$1.48	$3.22	$(1.74)	(54)%	$3.58	$4.66	$(1.08)	(23)%
Sales volume (tons in thousands):
Ammonia	112	112	—	—%	239	203	36	18%
UAN(1)	407	454	(47)	(10)%	939	816	123	15%
Total	519	566	(47)	(8)%	1,178	1,019	159	16%
Average selling prices (dollars per ton):
Ammonia	$303	$371	$(68)	(18)%	$294	$372	$(78)	(21)%
UAN(1)	$152	$187	$(35)	(19)%	$154	$194	$(40)	(21)%
Cost of natural gas (dollars per MMBtu):
Purchased natural gas costs(2)	$2.77	$1.74	$1.03	59%	$2.92	$1.85	$1.07	58%
Realized derivatives loss(3)	0.04	0.70	(0.66)	(94)%	—	0.78	(0.78)	(100)%
Cost of natural gas	$2.81	$2.44	$0.37	15%	$2.92	$2.63	$0.29	11%
Production volume by product (tons in thousands):
Ammonia(4)	307	304	3	1%	634	512	122	24%
UAN(1)	450	479	(29)	(6)%	968	804	164	20%
_______________________________________________________________________________

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Represents the cost of natural gas purchased during the period for use in production.

(3)	Represents realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

TERRA NITROGEN COMPANY, L.P.

Second Quarter of 2017 Compared to the Second Quarter of 2016
Our net sales for the second quarter of 2017 were $96.1 million, a decrease of $30.6 million, or 24%, from the second quarter of 2016 net sales of $126.7 million. The decrease was due primarily to lower ammonia and UAN average selling prices in the second quarter of 2017 versus the second quarter of 2016. Additionally, UAN sales volume was lower in the second quarter of 2017 versus the second quarter of 2016.
UAN average selling prices declined by 19% from $187 per ton in the second quarter of 2016 to $152 per ton in the second quarter of 2017 due to the global oversupply of all nitrogen fertilizer products. UAN sales volume decreased by 10% in the second quarter of 2017 to 407,000 tons from 454,000 tons in the second quarter of 2016 due primarily to flooding on the Arkansas River that limited shipments of UAN and delayed customer purchasing activities.
Ammonia average selling prices declined by 18% from $371 per ton in the second quarter of 2016 to $303 per ton in the second quarter of 2017 due to the global oversupply of all nitrogen fertilizer products. Ammonia sales volume was unchanged in the second quarter of 2017 from the second quarter of 2016.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016	2017 vs. 2016
	(in millions, except per ton amounts)
Realized natural gas costs	$30.3	$26.4	$3.9	15%
Unrealized mark-to-market loss (gain) on natural gas derivatives	2.9	(27.3)	30.2	N/M
Payroll-related expenses	6.8	6.9	(0.1)	(1)%
Other	12.6	18.0	(5.4)	(30)%
Total cost of goods sold	$52.6	$24.0	$28.6	119%
Average cost of goods sold per ton	$101	$42	$59	140%
______________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold increased to $101 per ton in the second quarter of 2017 from $42 per ton in the second quarter of 2016. The 140% increase in the average cost of goods sold per ton was due primarily to the change in value of our natural gas derivatives; the unrealized net mark-to-market changed to a loss of $2.9 million in the second quarter of 2017 from a gain of $27.3 million for the second quarter of 2016. The derivative portfolio at June 30, 2017 includes natural gas derivatives that hedge a portion of anticipated natural gas purchases through December 2018.
Our gross margin was $43.5 million in the second quarter of 2017 compared to $102.7 million in the second quarter of 2016. Gross margin as a percentage of net sales decreased to 45.3% during the second quarter of 2017 from 81.1% during the second quarter of 2016 primarily driven by the change in unrealized net mark-to-market loss on natural gas derivatives, lower average selling prices for both UAN and ammonia, lower UAN sales volumes and higher natural gas costs.
Our net earnings were $39.5 million in the second quarter of 2017, a decrease of $59.2 million, or 60%, as compared to $98.7 million in the second quarter of 2016. Net earnings decreased due primarily to our lower gross margin, as discussed above.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
In the first quarter of 2016, we experienced an unplanned outage for maintenance on one of the facility’s two ammonia plants, resulting in one-half of the complex's ammonia capacity being shut down for approximately two months, and one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted in March 2016. This turnaround reduced production in the six months ended June 30, 2016.
Our net sales for the six months ended June 30, 2017 were $215.1 million, a decrease of $19.6 million, or 8%, from net sales of $234.7 million for the six months ended June 30, 2016. This decrease was due primarily to a decrease in UAN and ammonia average selling prices, and was partially offset by higher UAN and ammonia sales volume for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
UAN average selling prices declined by 21% from $194 per ton in the six months ended June 30, 2016 to $154 per ton in the six months ended June 30, 2017 due to the global fertilizer industry oversupply for all nitrogen fertilizer products. UAN sales volume increased by 15% in the six months ended June 30, 2017 to 939,000 tons from 816,000 tons in the six months

TERRA NITROGEN COMPANY, L.P.

ended June 30, 2016 due to greater supply availability from increased production and favorable early spring weather conditions in the southern United States in the first quarter of 2017, partially offset by lower sales volume in the second quarter of 2017 due to flooding on the Arkansas River that limited shipments of UAN and delayed customer purchasing activities.
Ammonia average selling prices decreased by 21% from $372 per ton in the six months ended June 30, 2016 to $294 per ton in the six months ended June 30, 2017. The decrease in ammonia selling prices was due to the global fertilizer industry oversupply for all nitrogen fertilizer products. Ammonia sales volume increased by 18% from 203,000 tons in the six months ended June 30, 2016 to 239,000 tons in the six months ended June 30, 2017 due to favorable early spring weather conditions in the southern United States that allowed for ammonia application in the first quarter, as well as increased production in the first six months of 2017 relative to the lower production in the prior-year period as a result of the unplanned outage in 2016.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016	2017 vs. 2016
	(in millions, except per ton amounts)
Realized natural gas costs	$64.6	$50.3	$14.3	28%
Unrealized mark-to-market loss (gain) on natural gas derivatives	10.8	(25.0)	35.8	N/M
Payroll-related expenses	13.8	14.1	(0.3)	(2)%
Other	35.8	49.5	(13.7)	(28)%
Total cost of goods sold	$125.0	$88.9	$36.1	41%
Average cost of goods sold per ton	$106	$87	$19	22%
_________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton increased to $106 per ton in the six months ended June 30, 2017 from $87 per ton in the six months ended June 30, 2016. The 22% increase in the average cost of goods sold per ton was due primarily to the change in value of our natural gas derivatives; the unrealized net mark-to-market changed to a loss of $10.8 million in the first six months of 2017 from a gain of $25.0 million in the same period in 2016 and an increase in realized natural gas costs due to higher natural gas prices. These factors were partially offset by higher UAN and ammonia sales volume in the first six months of 2017 and the non-recurrence of costs incurred as a result of the unplanned outage in the first six months of 2016 as shown in the line titled Other in the table above.
Our gross margin was $90.1 million in the six months ended June 30, 2017 compared to $145.8 million in the six months ended June 30, 2016. Gross margin as a percentage of net sales decreased to 41.9% during the six months ended June 30, 2017 from 62.1% during the six months ended June 30, 2016 due primarily to lower UAN and ammonia average selling prices, an unrealized net mark-to-market loss on natural gas derivatives in the first six months of 2017 compared to a gain in the same period in 2016 and higher realized natural gas costs, partially offset by the non-recurrence of costs incurred in 2016 as a result of the unplanned outage and higher UAN and ammonia sales volume.
Our net earnings were $81.7 million in the six months ended June 30, 2017, a decrease of $54.7 million, or 40%, as compared to $136.4 million in the six months ended June 30, 2016. Net earnings decreased due to the lower gross margin, as discussed above.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of June 30, 2017 was $67.1 million, an increase of $27.6 million from $39.5 million as of December 31, 2016. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
	(in millions)
Total cash provided by (used in):
Operating activities	$97.1	$127.6
Investing activities	(21.4)	(20.2)
Financing activities	(48.1)	(129.7)
Increase (decrease) in cash and cash equivalents	$27.6	$(22.3)
Operating Activities
Net cash provided by operating activities was $97.1 million in the first six months of 2017 compared to $127.6 million in the same period of 2016, or a decline of $30.5 million. The decrease was due primarily to lower profitability in the first six months of 2017 versus 2016 and a higher amount of cash invested in working capital in the first six months of 2017 versus 2016. The largest portion of the increase in working capital in the first half of 2017 as compared to the first half of 2016 was due to an increase in the receivables due from our General Partner. Net earnings included depreciation and amortization expense of $20.4 million and $19.2 million during the six months ended June 30, 2017 and 2016, respectively, and an unrealized net mark-to-market loss of $10.8 million and a gain of $25.0 million during the six months ended June 30, 2017 and 2016, respectively, on natural gas derivatives.
Investing Activities
Net cash used in investing activities was $21.4 million in the first six months of 2017 compared to $20.2 million in the first six months of 2016, and consists of capital expenditures.
Financing Activities
Net cash used in financing activities was $48.1 million in the first six months of 2017 compared to $129.7 million in the first six months of 2016, and consists of distributions paid to our unitholders. The decrease in distributions was primarily driven by lower earnings. The distributions paid are based on Available Cash, as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $21.4 million during the six months ended June 30, 2017 compared to $20.2 million during the six months ended June 30, 2016. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.
In 2017, we currently expect to make capital expenditures in the range of $30 million to $40 million. Planned maintenance, capital expenditures, and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. We anticipate a planned turnaround of one-half of our Verdigris nitrogen complex will occur in the third quarter of 2018. We had previously estimated that this turnaround would occur in late 2017 or early 2018, but the turnaround has been delayed due to a delay in receiving certain equipment. The turnaround will result in lower ammonia and UAN production, lower sales and lower profitability during the period of the turnaround, which will reduce Available Cash for distributions to unitholders. We expect this turnaround will cost approximately $40 million, and the

TERRA NITROGEN COMPANY, L.P.

calculation of Available Cash for the three months ended June 30, 2017 included a reserve of approximately one-half of this amount.
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
Partnership Distributions
We make quarterly distributions to holders of our general partner interests and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the six months ended June 30, 2017 and 2016, we declared and paid partnership distributions of $48.1 million and $129.7 million, respectively.
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
On August 2, 2017, we announced a $1.60 cash distribution per common unit, payable on August 29, 2017 to holders of record as of August 15, 2017. In the second quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

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

General Partner Option to Effect Mandatory Redemption of Partnership Units
At June 30, 2017, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of the issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at June 30, 2017, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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
Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are multinational commercial banks, major financial institutions and large energy companies. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. Credit risk is controlled through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements.
Contractual Obligations, Critical Accounting Policies and Off-Balance Sheet Arrangements
As of June 30, 2017, there were no material changes to our contractual obligations, critical accounting policies or off-balance sheet arrangements relative to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report.
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
Magellan Ammonia Pipeline Outage
CF Industries utilizes an ammonia pipeline that is owned and operated by Magellan Midstream Partners L.P. (Magellan) to transport ammonia from our Verdigris, Oklahoma production complex to certain of their distribution facilities and customers. In late March 2017, the pipeline was shut down for repairs, and continues to remain shut down. CF Industries has alternative barge, rail, and truck shipping options available to ship the ammonia it purchases from us, but each option results in increased shipping costs as compared to utilization of the Magellan pipeline which may impact the selling price that we realize. While the Magellan pipeline shutdown did not have a material impact on us during the six months ended June 30, 2017, we cannot estimate at this time the duration of the pipeline shutdown or its future potential impact on us.

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
As of June 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 18.9 million MMBtus and 29.4 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of June 30, 2017, would result in a favorable change in the fair value of these derivative positions by $17.0 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $17.0 million.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6.    EXHIBITS.

A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 26 of this report.

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: August 3, 2017	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Unaudited Consolidated Financial Statements