Form 10-Q
period 2017-09-30
TERRA NITROGEN CO L P /DE
filed 2017-11-02
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Registrant's telephone number, including area code: (847) 405-2400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
At the close of business on November 1, 2017 there were 18,501,576 common units outstanding.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2017	December 31, 2016
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$60.8	$39.5
Due from affiliates of the General Partner	16.3	4.0
Accounts receivable	0.4	0.6
Inventories	6.0	8.6
Prepaid expenses and other current assets	0.3	7.9
Total current assets	83.8	60.6
Property, plant and equipment—net	287.7	301.3
Other assets	10.5	11.4
Total assets	$382.0	$373.3
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$23.2	$27.8
Due to affiliates of the General Partner	2.9	4.1
Other current liabilities	2.2	—
Total current liabilities	28.3	31.9
Other liabilities	1.2	2.6
Partners' capital:
Limited partners' interests, 18,501,576 common units authorized, issued and outstanding	299.8	286.7
Limited partners' interests, 184,072 Class B common units authorized, issued and outstanding	1.9	1.8
General partner's interest	50.8	50.3
Total partners' capital	352.5	338.8
Total liabilities and partners' capital	$382.0	$373.3

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$84.5	$90.1	$299.3	$324.5
Other income from an affiliate of the General Partner	0.1	0.1	0.4	0.4
Total	84.6	90.2	299.7	324.9
Cost of goods sold:
Materials, supplies and services	50.5	50.2	161.7	125.0
Services provided by affiliates of the General Partner	6.9	7.2	20.7	21.3
Gross margin	27.2	32.8	117.3	178.6
Selling, general and administrative services provided by affiliates of the General Partner	4.0	4.0	11.9	11.8
Other general and administrative expenses	0.5	—	1.1	1.7
Earnings from operations	22.7	28.8	104.3	165.1
Interest income	0.1	—	0.2	0.1
Net earnings	$22.8	$28.8	$104.5	$165.2
Allocation of net earnings:
General Partner	$5.6	$9.3	$20.3	$58.0
Class B common units	0.2	0.3	1.0	1.6
Common units	17.0	19.2	83.2	105.6
Net earnings	$22.8	$28.8	$104.5	$165.2
Net earnings per common unit	$0.92	$1.04	$4.49	$5.71

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	105.6	1.6	58.0	165.2
Distributions	(129.0)	(2.0)	(77.5)	(208.5)
Partners' capital as of September 30, 2016	$285.1	$1.9	$56.7	$343.7
Partners' capital as of December 31, 2016	$286.7	$1.8	$50.3	$338.8
Net earnings	83.2	1.0	20.3	104.5
Distributions	(70.1)	(0.9)	(19.8)	(90.8)
Partners' capital as of September 30, 2017	$299.8	$1.9	$50.8	$352.5

See accompanying Notes to Unaudited Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Net earnings	$104.5	$165.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30.0	29.9
Unrealized loss (gain) on derivatives	9.7	(21.7)
Loss on disposal of property, plant and equipment	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	0.2	0.3
Inventories	2.6	0.6
Accounts payable and accrued expenses	(2.5)	1.7
Due to/from affiliates of the General Partner	(13.5)	1.6
Other assets and liabilities	(0.3)	(2.1)
Net cash provided by operating activities	130.7	175.6
Investing Activities:
Additions to property, plant and equipment	(18.6)	(24.8)
Net cash used in investing activities	(18.6)	(24.8)
Financing Activities:
Partnership distributions paid	(90.8)	(208.5)
Net cash used in financing activities	(90.8)	(208.5)
Increase (decrease) in cash and cash equivalents	21.3	(57.7)
Cash and cash equivalents at beginning of period	39.5	106.4
Cash and cash equivalents at end of period	$60.8	$48.7

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). We own a 99% limited partner interest in the Operating Partnership, and Terra LP Holdings LLC (TLPH), an affiliate of the General Partner, owns a 0.975% limited partner interest. Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interests and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH," and Class B common units. As of September 30, 2017, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of September 30, 2017.
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
On January 19, 2017, the Internal Revenue Service (IRS) issued final regulations on the types of income and activities that constitute or generate qualifying income of a MLP. For calendar year MLPs, the effective date of the regulations is January 1, 2018. The regulations have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The regulations define the activities that generate qualifying income from certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the regulations reserve on specifics regarding fertilizer-related activities. However, the IRS has issued two private letter rulings to taxpayers in the fertilizer industry unrelated to TNCLP (one before and one after the issuance of the final regulations) which would indicate that each taxpayer's fertilizer manufacturing activities should produce qualifying income for purposes of determining whether 90% of the partnership's gross income is qualifying income under the final regulations. The entities to which these private letter rulings were issued would appear to operate nitrogen fertilizer manufacturing businesses that are similar to ours. While these private letter rulings provide some insight into the manner in which the IRS analyzed fertilizer manufacturing activities at the time these rulings were issued, these private letter rulings are specific to different entities. Thus, the IRS is not bound to follow them in respect of TNCLP, nor may we rely on them as precedent when determining whether we satisfy the MLP 90% gross income test. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2016, in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017.

TERRA NITROGEN COMPANY, L.P.

Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP.
2.     Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements of TNCLP and the accompanying notes include the accounts of the Partnership. All intercompany transactions and balances have been eliminated. Income is allocated to the General Partner and the limited partners of TNCLP (Limited Partners) in accordance with the provisions of the TNCLP agreement of limited partnership that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions declared for such year. The 0.975% limited partner interest and the 0.025% general partner interest in the Operating Partnership held by TLPH and the General Partner, respectively, are included in the line labeled General Partner’s interest in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, the assumptions used in the evaluation of potential impairments of property, plant and equipment and the allowance for doubtful accounts receivable.
Revenue Recognition
The primary products we sell are ammonia and UAN. Sales are made in accordance with the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement) we have with an affiliate of the General Partner under which affiliates of the General Partner purchase our products. We recognize revenue as products are shipped from the plant gate when title and risk of loss passes to affiliates of the General Partner. The Services and Offtake Agreement is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products. The Services and Offtake Agreement is described in Note 10—Related Party Transactions.
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
Derivative Financial Instruments
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia and UAN. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we use are primarily natural gas fixed price swaps and options traded in the over-the-counter markets. These derivatives reference NYMEX futures contract prices, which represent the basis for fair value at any given time. The derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives. We have elected to not apply hedge accounting to our derivatives; as a result, changes in the fair value of the derivatives are recorded in cost of goods sold in our consolidated statements of operations.
Derivatives are recognized in our consolidated balance sheets at fair value. Cash flows related to natural gas derivatives are reported as operating activities in our consolidated statements of cash flows. For additional information, see Note 7—Derivative Financial Instruments.
Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as liabilities as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. We have unrecorded AROs at our Verdigris facility that are conditional in nature. We have not recorded a liability for our conditional AROs because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our Verdigris facility. For additional information on AROs, see Note 11—Asset Retirement Obligations in our 2016 Annual Report on Form 10-K.

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
Litigation
From time to time, the Partnership is subject to ordinary, routine legal proceedings related to the usual conduct of its business. From time to time, the Partnership also is involved in legal proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of its plant and facilities. Accruals for such contingencies are recorded to the extent management concludes their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals. Legal fees are expensed as incurred and are included in selling, general, and administrative services provided by affiliates of the General Partner in our consolidated statements of operations.
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
Recently Issued Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs are to be disclosed. In July 2015, the FASB voted to defer the effective date of this ASU through the issuance of ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to December 15, 2017 for interim and annual reporting periods beginning after that date. Accordingly, we will adopt ASU No. 2014-09, as amended, beginning in our first quarter of 2018. All of our production is sold to an affiliate of the General Partner. The Services and Offtake Agreement, under which all of our products are sold, is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products, therefore, it does not meet the definition of a contract as defined by ASU No. 2014-09. As such, we expect that the adoption of ASU No. 2014-09 will not have a material impact on our consolidated financial statements or disclosures.
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

TERRA NITROGEN COMPANY, L.P.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted in any interim period. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
4. Agreement of Limited Partnership
We make quarterly distributions to holders of our general partner interests and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2017 and 2016, we declared and paid partnership distributions of $90.8 million and $208.5 million, respectively.
We receive 99% of the Operating Partnership's Available Cash (as defined in the Operating Partnership's agreement of limited partnership) and 1% of the Operating Partnership's Available Cash is distributed by the Operating Partnership to the General Partner and its affiliate, TLPH. Distributions recognized by the Operating Partnership with respect to the General Partner and TLPH were $0.4 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2016, respectively.
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
On November 1, 2017, we announced a cash distribution of $1.36 per common unit, payable on November 29, 2017 to holders of record as of November 15, 2017. In the third quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Quarterly Income and Distribution Allocation
	Target Limit (per unit)	Target Increment (per unit)	Distribution Threshold (in millions) (1)	Common Units	Class B Common Units	General Partner (2)	Total
Minimum Quarterly Distributions	$0.605	$0.605	$11.3	98.990%	0.985%	0.025%	100%
First Target	0.715	0.110	13.4	98.990%	0.985%	0.025%	100%
Second Target	0.825	0.110	15.4	85.859%	0.985%	13.156%	100%
Third Target	1.045	0.220	19.5	75.758%	0.985%	23.257%	100%
Final Target and Beyond	>1.045	—	>19.5	50.505%	0.985%	48.510%	100%

(1)
The Distribution Threshold represents the cumulative amount of Available Cash necessary to distribute the Target Limit per unit, as shown in the table above, to all unitholders and the General Partner based on the number of units outstanding as of September 30, 2017.

(2)
Reflects Minimum Quarterly Distributions and incentive distributions to the General Partner. The General Partner has assigned its right to incentive distributions to an affiliate of the General Partner.

TERRA NITROGEN COMPANY, L.P.

The quarterly cash distributions to the unitholders and the General Partner declared during 2017 and 2016 are as follows:

Distribution		Common Units		Class B Common Units		General Partner	Total Distributions Declared
Declared in	Related to	Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)

First Quarter 2017	Fourth Quarter 2016	$22.6	$1.22	$0.3	$1.52	$5.7	$28.6
Second Quarter 2017	First Quarter 2017	17.9	0.97	0.2	1.04	1.4	19.5
Third Quarter 2017	Second Quarter 2017	29.6	1.60	0.4	2.26	12.7	42.7
Fourth Quarter 2017	Third Quarter 2017	25.1	1.36	0.3	1.79	8.4	33.8

First Quarter 2016	Fourth Quarter 2015	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
Second Quarter 2016	First Quarter 2016	28.0	1.51	0.4	2.09	11.1	39.5
Third Quarter 2016	Second Quarter 2016	47.7	2.58	0.7	4.17	30.4	78.8
Fourth Quarter 2016	Third Quarter 2016	32.7	1.77	0.5	2.60	15.8	49.0
As of September 30, 2017, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of our issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at September 30, 2017, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

TERRA NITROGEN COMPANY, L.P.

5. Net Earnings per Common Unit
Net income and net losses are allocated to the common units, Class B common units and the general partner interest in accordance with the provisions of our agreement of limited partnership. In general, our agreement of limited partnership provides that if the Partnership has a net profit for a year, net income (including any undistributed net earnings) will be allocated among the General Partner and limited partners in the same proportion that Available Cash for such year was declared among the General Partner and the limited partners. If the Partnership has a net loss for a year, the loss will be allocated among the General Partner and limited partners in the same proportion as any net income was allocated to such partners in prior years (beginning with the first year in which net income was allocated to the partners). Net earnings per common unit are calculated using the two-class method and are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$22.8	$28.8	$104.5	$165.2
Less distributions declared to:
Common units	25.1	32.7	72.6	108.4
Class B common units	0.3	0.5	0.9	1.6
General partner interest	8.4	15.8	22.5	57.3
(Distributions in excess of earnings) undistributed earnings	$(11.0)	$(20.2)	$8.5	$(2.1)

Allocation of (distributions in excess of earnings) undistributed earnings to (1):
Common units	$(8.1)	$(13.5)	$10.6	$(2.8)
Class B common units	(0.1)	(0.2)	0.1	—
General partner interest	(2.8)	(6.5)	(2.2)	0.7
Total (distributions in excess of earnings) undistributed earnings	$(11.0)	$(20.2)	$8.5	$(2.1)

Net earnings allocable to General Partner (2)	$5.6	$9.3	$20.3	$58.0
Net earnings allocable to Class B common units	$0.2	$0.3	$1.0	$1.6

Net earnings allocable to common units	$17.0	$19.2	$83.2	$105.6
Weighted-average common units outstanding	18.5	18.5	18.5	18.5
Net earnings per common unit	$0.92	$1.04	$4.49	$5.71

(1)
In accordance with our agreement of limited partnership, undistributed earnings (distributions in excess of earnings) are allocated in the same percentage that Available Cash for such period was declared among the General Partner (including with respect to the embedded incentive distribution rights) and limited partners. The allocation percentages were as follows:

	Three months ended September 30,
	2017	2016

Allocation percentage for undistributed earnings or distributions in excess of earnings:
Common units	74.39%	66.81%
Class B common units	0.97%	0.97%
General partner interest	24.64%	32.22%
In accordance with our agreement of limited partnership, undistributed earnings (distributions in excess of earnings) for the year-to-date periods presented consist of the undistributed earnings (distributions in excess of earnings) from the quarterly allocation of earnings for the preceding quarters of each year.

TERRA NITROGEN COMPANY, L.P.

(2)
Net earnings allocable to the General Partner include net earnings allocated to the General Partner and TLPH from the Operating Partnership of $0.2 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.

There were no dilutive TNCLP units outstanding for the three and nine months ended September 30, 2017 and 2016 and therefore, basic and diluted net earnings per common unit are the same.
6. Inventories
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Finished goods	$4.4	$6.8
Raw materials, spare parts and supplies	1.6	1.8
Total	$6.0	$8.6
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
The gross fair values of derivatives in our consolidated balance sheets are shown below. All balance sheet amounts from derivatives arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	September 30, 2017	December 31, 2016
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$0.2	$7.9
Unrealized gains in other assets	—	1.1
Total derivative assets	0.2	9.0
Derivative Liabilities
Unrealized losses in other current liabilities	(2.2)	—
Unrealized losses in other liabilities	(0.4)	(1.6)
Total derivative liabilities	(2.6)	(1.6)
Net derivative (liabilities) assets	$(2.4)	$7.4

TERRA NITROGEN COMPANY, L.P.

The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Unrealized net mark-to-market gains (losses)	$1.1	$(3.3)	$(9.7)	$21.7
Realized net losses	(1.4)	(1.2)	(1.4)	(16.2)
Net derivative (losses) gains	$(0.3)	$(4.5)	$(11.1)	$5.5
As of September 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 13.7 million MMBtus (millions of British thermal units) and 29.4 million MMBtus of natural gas, respectively. The derivative portfolio at September 30, 2017 includes natural gas derivatives that economically hedge a portion of anticipated natural gas purchases through December 2018. For the nine months ended September 30, 2017, we used derivatives to cover approximately 49% of our natural gas consumption.
The counterparties to our derivative contracts are multinational commercial banks, other major financial institutions and large energy companies. The derivatives are executed with several counterparties generally under International Swaps and Derivatives Association (ISDA) agreements. Most of the ISDA agreements contain credit-risk-related contingent features such as cross-default provisions and credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. In the event of certain defaults or a credit ratings downgrade of the General Partner affiliate, the counterparty may request early termination and net settlement of certain derivative trades or may require the General Partner affiliate to collateralize derivatives in a net liability position. The General Partner affiliate’s revolving credit agreement, at any time when it is secured, provides a cross collateral feature for those derivatives that are with counterparties that are party to, or affiliates of parties to, the revolving credit agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the General Partner affiliate's revolving credit agreement becomes unsecured, the General Partner affiliate could be required to post separate collateral in connection with such derivatives. As of September 30, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $2.6 million and $1.6 million, respectively, which also approximates the fair value of the maximum amount of assets needed to settle the obligations if the credit-risk-related contingent features were triggered and the General Partner affiliate was unable to post collateral at the reporting dates. As of September 30, 2017 and December 31, 2016, we and the General Partner affiliate had no cash collateral on deposit for derivative contracts assigned to us. The credit support documents executed in connection with certain ISDA agreements generally provide the General Partner affiliate and the counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

TERRA NITROGEN COMPANY, L.P.

The following table presents amounts relevant to offsetting our derivative assets and liabilities as of September 30, 2017 and December 31, 2016:

	Gross and net amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2017
Total derivative assets	$0.2	$0.2	$—	$—
Total derivative liabilities	(2.6)	(0.2)	—	(2.4)
Net derivative liabilities	$(2.4)	$—	$—	$(2.4)
December 31, 2016
Total derivative assets	$9.0	$1.6	$—	$7.4
Total derivative liabilities	(1.6)	(1.6)	—	—
Net derivative assets	$7.4	$—	$—	$7.4
_______________________________________________________________________________

(1)
We report the fair values of our derivative assets and liabilities on a gross basis in our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented herein are the same.

8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$59.8	$59.8	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—
Total assets at fair value	$60.0	$59.8	$0.2	$—
Unrealized losses on natural gas derivatives	$(2.6)	$—	$(2.6)	$—
Total liabilities at fair value	$(2.6)	$—	$(2.6)	$—

	December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$32.0	$32.0	$—	$—
Unrealized gains on natural gas derivatives	9.0	—	9.0	—
Total assets at fair value	$41.0	$32.0	$9.0	$—
Unrealized losses on natural gas derivatives	$(1.6)	$—	$(1.6)	$—
Total liabilities at fair value	$(1.6)	$—	$(1.6)	$—

TERRA NITROGEN COMPANY, L.P.

Cash Equivalents
As of September 30, 2017 and December 31, 2016, our cash equivalents consisted primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
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
Assets Measured at Fair Value on a Nonrecurring Basis
We also have assets that may be measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. These include long-lived assets that may be written down to fair value as a result of impairment. We determined that these fair value measurements would rely primarily on Partnership-specific inputs and the Partnership's assumptions about the use of the assets. Since certain of the assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.
9. Property, Plant and Equipment—Net
Property, plant and equipment—net consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Land	$1.4	$1.4
Buildings and improvements	16.9	16.7
Machinery and equipment	566.0	562.3
Construction in progress	32.0	21.9
Property, plant and equipment	616.3	602.3
Less: Accumulated depreciation and amortization	328.6	301.0
Property, plant and equipment—net	$287.7	$301.3
Property, plant and equipment used to produce fertilizer are subject to the Services and Offtake Agreement with an affiliate of the General Partner, which is accounted for as an operating lease. See Note 10—Related Party Transactions for additional information.
As of September 30, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of approximately $3.8 million and $5.9 million, respectively. As of September 30, 2016 and December 31, 2015, we had property, plant and equipment that was accrued but unpaid of approximately $3.1 million and $4.1 million, respectively.
Losses on the disposal of certain machinery and equipment were zero for each of the three and nine months ended September 30, 2017 and $0.1 million for each of the three and nine months ended September 30, 2016, and are included in other general and administrative expenses in our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

TERRA NITROGEN COMPANY, L.P.

	Nine months ended September 30,
	2017	2016
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$26.6	$37.8
Additions	1.9	3.5
Depreciation	(11.7)	(11.6)
Ending balance	$16.8	$29.7
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
Services and Offtake Agreement
Pursuant to the Services and Offtake Agreement, which is accounted for as an operating lease, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership’s fertilizer products. Also, pursuant to the Services and Offtake Agreement, selling prices are determined monthly and are equal to the volume weighted average net invoice price for third party sales (that is, sales by the affiliates of the General Partner to their customers) of product during each month. These selling prices are reduced by any freight or other transportation charges and incentives paid by the affiliates of the General Partner. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. The Services and Offtake Agreement was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal. The Services and Offtake Agreement is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products.
Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll and payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us for the three and nine months ended September 30, 2017 were $6.9 million and $20.7 million, respectively, and for the three and nine months ended September 30, 2016 were $7.2 million and $21.3 million, respectively. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold in our consolidated statements of operations.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us in each of the three and nine months ended September 30, 2017 were $4.0 million and $11.9 million, respectively, and for the three and nine months ended September 30, 2016 were $4.0 million and $11.8 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner in our consolidated statements of operations.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive payroll and other services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors

TERRA NITROGEN COMPANY, L.P.

and creditors to us. As of September 30, 2017 and December 31, 2016, we had a net balance due from (to) affiliates of the General Partner of $13.4 million and $(0.1) million, respectively.
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
In each of the three and nine months ended September 30, 2017 and 2016, we recognized rental income of $0.1 million and $0.4 million, respectively. We report this income as other income from an affiliate of the General Partner in our consolidated statements of operations.
11. Subsequent Event
On October 2, 2017, we sold our 50% interest in Oklahoma CO2 Partnership (OKCO2), a joint venture that owns a carbon dioxide liquefaction and purification facility at our nitrogen complex, to the joint venture partner for $15.1 million plus certain customary closing and working capital adjustments that are expected to be determined in the fourth quarter of 2017. The proceeds from the sale of our interest in OKCO2 will be included in the determination of Available Cash in the quarter in which the customary closing and working capital adjustments are finalized.

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). We own a 99% limited partner interest in the Operating Partnership, and Terra LP Holdings LLC (TLPH), an affiliate of the General Partner, owns a 0.975% limited partner interest. Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP.
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
We are dependent on CF Industries for our success in a number of respects. TNCLP and TNGP have no employees. Affiliates of the General Partner provide certain services to us under the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement). Pursuant to the Services and Offtake Agreement, which is accounted for as an operating lease, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership’s fertilizer products. Also, pursuant to the Services and Offtake Agreement, selling prices are determined monthly and are equal to the volume weighted average net invoice price for third party sales (that is, sales by the affiliates of the General Partner to their customers) of product during each month. These selling prices are reduced by any freight or other transportation charges and incentives paid by the affiliates of the General Partner. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. Under the Services and Offtake Agreement, affiliates of the General Partner provide certain services to us, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For additional information concerning CF Industries, refer to CF Industries' filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and for further information regarding our agreements with CF Industries and the General Partner, see Notes to Unaudited Consolidated Financial Statements, Note 10—Related Party Transactions.
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
A significant amount of new nitrogen production capacity came on line in 2016 and 2017, including an increase in production capacity located in North America. This new nitrogen production capacity includes the capacity expansion projects that were completed in 2016 by affiliates of our General Partner. The new nitrogen production capacity has further increased supply. We expect the lower priced environment to continue until global supply and demand become more balanced through a

TERRA NITROGEN COMPANY, L.P.

combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
The greater global nitrogen supply availability and resulting low nitrogen fertilizer selling prices significantly impacted our results for the three and nine months ended September 30, 2017. Our average selling prices for ammonia and UAN declined by 27% and 11%, respectively, during the third quarter of 2017 as compared to the third quarter of 2016, which reduced both our net sales and gross margin in the third quarter of 2017 by $16.8 million. During the first nine months of 2017, our average selling prices for ammonia and UAN declined by 23% and 18%, respectively, as compared to the first nine months of 2016, which reduced both our net sales and gross margin in the first nine months of 2017 by $72.8 million.
Results of Operations
We reported net earnings of $22.8 million for the three months ended September 30, 2017 on net sales of $84.6 million, compared with net earnings of $28.8 million for the three months ended September 30, 2016 on net sales of $90.2 million. Net earnings per common unit for the three months ended September 30, 2017, were $0.92 compared with $1.04 for the three months ended September 30, 2016.
We reported net earnings of $104.5 million for the nine months ended September 30, 2017 on net sales of $299.7 million, compared with net earnings of $165.2 million for the nine months ended September 30, 2016 on net sales of $324.9 million. Net earnings per common unit for the nine months ended September 30, 2017, were $4.49 compared with $5.71 for the nine months ended September 30, 2016.
The following table shows our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(in millions, except as noted)
Net sales	$84.6	$90.2	$(5.6)	(6)%	$299.7	$324.9	$(25.2)	(8)%
Cost of goods sold	57.4	57.4	—	—%	182.4	146.3	36.1	25%
Gross margin	27.2	32.8	(5.6)	(17)%	117.3	178.6	(61.3)	(34)%
Gross margin percentage	32.2%	36.4%	(4.2)%		39.1%	55.0%	(15.9)%
Selling, general and administrative expenses	4.5	4.0	0.5	13%	13.0	13.5	(0.5)	(4)%
Earnings from operations	22.7	28.8	(6.1)	(21)%	104.3	165.1	(60.8)	(37)%
Interest income	0.1	—	0.1	N/M	0.2	0.1	0.1	100%
Net earnings	$22.8	$28.8	$(6.0)	(21)%	$104.5	$165.2	$(60.7)	(37)%
Net earnings allocable to common units	$17.0	$19.2	$(2.2)	(11)%	$83.2	$105.6	$(22.4)	(21)%
Net earnings per common unit (dollars per common unit)	$0.92	$1.04	$(0.12)	(12)%	$4.49	$5.71	$(1.22)	(21)%
Sales volume (tons in thousands):
Ammonia	122	103	19	18%	361	306	55	18%
UAN(1)	454	415	39	9%	1,393	1,231	162	13%
Total	576	518	58	11%	1,754	1,537	217	14%
Average selling prices (dollars per ton):
Ammonia	$216	$297	$(81)	(27)%	$268	$347	$(79)	(23)%
UAN(1)	$127	$142	$(15)	(11)%	$145	$177	$(32)	(18)%
Cost of natural gas (dollars per MMBtu):
Purchased natural gas costs(2)	$2.51	$2.61	$(0.10)	(4)%	$2.79	$2.12	$0.67	32%
Realized derivatives loss(3)	0.13	0.11	0.02	18%	0.04	0.54	(0.50)	(93)%
Cost of natural gas	$2.64	$2.72	$(0.08)	(3)%	$2.83	$2.66	$0.17	6%
Production volume by product (tons in thousands):
Ammonia(4)	286	292	(6)	(2)%	920	804	116	14%
UAN(1)	415	454	(39)	(9)%	1,383	1,258	125	10%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Represents the cost of natural gas purchased during the period for use in production.

TERRA NITROGEN COMPANY, L.P.

(3)	Represents realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.
Third Quarter of 2017 Compared to the Third Quarter of 2016
Our net sales for the third quarter of 2017 were $84.6 million, a decrease of $5.6 million, or 6%, from our third quarter of 2016 net sales of $90.2 million. The decrease was due primarily to a 16% decline in average selling prices in the third quarter of 2017 versus the third quarter of 2016, which reduced net sales by $16.8 million. Partially offsetting this decline was an 11% increase in sales volume in the third quarter of 2017 versus the third quarter of 2016, which increased net sales by $11.2 million.
UAN average selling prices declined by 11% from $142 per ton in the third quarter of 2016 to $127 per ton in the third quarter of 2017, which reduced net sales by $6.9 million, due to greater global nitrogen supply availability. UAN sales volume increased by 9% in the third quarter of 2017 to 454,000 tons from 415,000 tons in the third quarter of 2016, which increased net sales by $5.7 million, due to increased demand in 2017 compared to 2016.
Ammonia average selling prices declined by 27% from $297 per ton in the third quarter of 2016 to $216 per ton in the third quarter of 2017, which reduced net sales by $9.9 million, due to greater global nitrogen supply availability. Ammonia sales volume increased by 18% in the third quarter of 2017 from the third quarter of 2016, which increased net sales by $5.5 million, due to greater availability of ammonia as a result of upgrading less ammonia into UAN in the third quarter of 2017.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016	2017 vs. 2016
	(in millions, except per ton amounts)
Realized natural gas costs	$27.1	$28.5	$(1.4)	(5)%
Unrealized mark-to-market (gain) loss on natural gas derivatives	(1.1)	3.3	(4.4)	N/M
Payroll-related expenses	6.9	7.2	(0.3)	(4)%
Other	24.5	18.4	6.1	33%
Total cost of goods sold	$57.4	$57.4	$—	—%
Average cost of goods sold per ton	$100	$111	$(11)	(10)%
______________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton decreased to $100 per ton in the third quarter of 2017 from $111 per ton in the third quarter of 2016. The 10% decrease in the average cost of goods sold per ton was due primarily to higher sales volume in the third quarter of 2017 as compared to the third quarter of 2016, the change in our unrealized net mark-to-market natural gas derivatives to a gain of $1.1 million in the third quarter of 2017 from a loss of $3.3 million in the third quarter of 2016, and lower realized natural gas costs. The derivative portfolio at September 30, 2017 includes natural gas derivatives that hedge a portion of anticipated natural gas purchases through December 2018.
Our gross margin was $27.2 million in the third quarter of 2017 compared to $32.8 million in the third quarter of 2016. Our gross margin decline was primarily driven by lower average selling prices for both UAN and ammonia, partially offset by the change in unrealized net mark-to-market on our natural gas derivatives and higher UAN and ammonia sales volume. Gross margin as a percentage of net sales decreased to 32.2% during the third quarter of 2017 from 36.4% during the third quarter of 2016.
Our net earnings were $22.8 million in the third quarter of 2017, a decrease of $6.0 million, or 21%, as compared to $28.8 million in the third quarter of 2016. Net earnings decreased due primarily to our lower gross margin, as discussed above.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
In the first quarter of 2016, we experienced an unplanned outage for maintenance on one of the facility’s two ammonia plants, resulting in one-half of the complex's ammonia capacity being shut down for approximately two months, and one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted in March 2016. This turnaround reduced production in the nine months ended September 30, 2016.

TERRA NITROGEN COMPANY, L.P.

Our net sales for the nine months ended September 30, 2017 were $299.7 million, a decrease of $25.2 million, or 8%, from net sales of $324.9 million for the nine months ended September 30, 2016. This decrease was due primarily to a 19% decline in average selling prices, which reduced net sales by $72.8 million. Partially offsetting this decline was a 14% increase in sales volume for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, which increased net sales by $47.6 million.
UAN average selling prices declined by 18% from $177 per ton in the nine months ended September 30, 2016 to $145 per ton in the nine months ended September 30, 2017, which reduced net sales by $44.3 million, due to greater global nitrogen supply availability. UAN sales volume increased by 13% in the nine months ended September 30, 2017 to 1,393,000 tons from 1,231,000 tons in the nine months ended September 30, 2016, which increased net sales by $28.7 million, due to greater supply availability from increased production, favorable early spring weather conditions in the southern United States in the first quarter of 2017 and higher demand in the summer of 2017 compared to 2016.
Ammonia average selling prices decreased by 23% from $347 per ton in the nine months ended September 30, 2016 to $268 per ton in the nine months ended September 30, 2017, which reduced net sales by $28.5 million. The decrease in ammonia selling prices was due to greater global nitrogen supply availability. Ammonia sales volume increased by 18% from 306,000 tons in the nine months ended September 30, 2016 to 361,000 tons in the nine months ended September 30, 2017, which increased net sales by $18.9 million, due to favorable early spring weather conditions in the southern United States that allowed for ammonia application in the first quarter of 2017, greater availability of ammonia as a result of upgrading less ammonia into UAN and increased production in the first nine months of 2017 relative to the lower production in the prior-year period as a result of the unplanned outage in 2016.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016	2017 vs. 2016
	(in millions, except per ton amounts)
Realized natural gas costs	$91.7	$78.8	$12.9	16%
Unrealized mark-to-market loss (gain) on natural gas derivatives	9.7	(21.7)	31.4	N/M
Payroll-related expenses	20.7	21.3	(0.6)	(3)%
Other	60.3	67.9	(7.6)	(11)%
Total cost of goods sold	$182.4	$146.3	$36.1	25%
Average cost of goods sold per ton	$104	$95	$9	9%
_________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton increased to $104 per ton in the nine months ended September 30, 2017 from $95 per ton in the nine months ended September 30, 2016. The 9% increase in the average cost of goods sold per ton was due primarily to the change in value of our natural gas derivatives; the unrealized net mark-to-market changed to a loss of $9.7 million in the first nine months of 2017 from a gain of $21.7 million in the same period in 2016 and an increase in realized natural gas costs due to higher natural gas prices. These factors were partially offset by higher UAN and ammonia sales volume in the first nine months of 2017 and the non-recurrence of costs incurred as a result of the unplanned outage in the first nine months of 2016 as shown in the line titled Other in the table above.
Our gross margin was $117.3 million in the nine months ended September 30, 2017 compared to $178.6 million in the nine months ended September 30, 2016. Our gross margin decline was due primarily to lower UAN and ammonia average selling prices, an unrealized net mark-to-market loss on natural gas derivatives in the first nine months of 2017 compared to a gain in the same period in 2016 and higher realized natural gas costs, partially offset by the non-recurrence of costs incurred in 2016 as a result of the unplanned outage and higher UAN and ammonia sales volume. Gross margin as a percentage of net sales decreased to 39.1% during the nine months ended September 30, 2017 from 55.0% during the nine months ended September 30, 2016.
Our net earnings were $104.5 million in the nine months ended September 30, 2017, a decrease of $60.7 million, or 37%, as compared to $165.2 million in the nine months ended September 30, 2016. Net earnings decreased due to the lower gross margin, as discussed above.

TERRA NITROGEN COMPANY, L.P.

Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of September 30, 2017 was $60.8 million, an increase of $21.3 million from $39.5 million as of December 31, 2016. See further discussion below under "Cash Flows." Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
	(in millions)
Total cash provided by (used in):
Operating activities	$130.7	$175.6
Investing activities	(18.6)	(24.8)
Financing activities	(90.8)	(208.5)
Increase (decrease) in cash and cash equivalents	$21.3	$(57.7)
Operating Activities
Net cash provided by operating activities was $130.7 million in the first nine months of 2017 compared to $175.6 million in the same period of 2016, or a decline of $44.9 million. The decrease was due primarily to lower profitability in the first nine months of 2017 versus 2016, due primarily to oversupply conditions for nitrogen fertilizer products, and a higher amount of cash invested in working capital in the first nine months of 2017 versus 2016. The largest portion of the increase in working capital in the first nine months of 2017 as compared to the first nine months of 2016 was due to an increase in the receivables due from affiliates of our General Partner.
Investing Activities
Net cash used in investing activities was $18.6 million in the first nine months of 2017 compared to $24.8 million in the first nine months of 2016, and consists of capital expenditures.
Financing Activities
Net cash used in financing activities was $90.8 million in the first nine months of 2017 compared to $208.5 million in the first nine months of 2016, and consists of distributions paid to our unitholders. The decrease in distributions was primarily driven by lower earnings. The distributions paid are based on Available Cash, as defined in our agreement of limited partnership. See further discussion below under "Partnership Distributions."
Capital Expenditures
Capital expenditures totaled $18.6 million during the nine months ended September 30, 2017 compared to $24.8 million during the nine months ended September 30, 2016. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.
In 2017, we currently expect to make capital expenditures in the range of $30 million to $35 million. Planned maintenance, capital expenditures, and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties. We anticipate a planned turnaround of one-half of our Verdigris nitrogen complex will occur in the third quarter of 2018. We had previously estimated that this turnaround would occur in late 2017 or early 2018, but the turnaround has been delayed due to a delay in receiving certain equipment. The turnaround will result in lower ammonia and UAN production, lower sales and lower profitability during the period of the turnaround, which will reduce Available Cash for distributions to unitholders. We expect this turnaround will cost approximately $40 million, and the calculation of Available Cash for the three months ended September 30, 2017 included a reserve of approximately two-thirds of this amount.

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
Partnership Distributions
We make quarterly distributions to holders of our general partner interests and limited partner interests based on Available Cash for the quarter as defined in our agreement of limited partnership. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the nine months ended September 30, 2017 and 2016, we declared and paid partnership distributions of $90.8 million and $208.5 million, respectively.
We receive 99% of the Operating Partnership's Available Cash (as defined in the Operating Partnership's agreement of limited partnership) and 1% of the Operating Partnership's Available Cash is distributed by the Operating Partnership to the General Partner and its affiliate, TLPH. Distributions recognized by the Operating Partnership with respect to the General Partner and TLPH were $0.4 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2016, respectively.
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
On November 1, 2017, we announced a cash distribution of $1.36 per common unit, payable on November 29, 2017 to holders of record as of November 15, 2017. In the third quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Quarterly Income and Distribution Allocation
	Target Limit (per unit)	Target Increment (per unit)	Distribution Threshold (in millions) (1)	Common Units	Class B Common Units	General Partner (2)	Total
Minimum Quarterly Distributions	$0.605	$0.605	$11.3	98.990%	0.985%	0.025%	100%
First Target	0.715	0.110	13.4	98.990%	0.985%	0.025%	100%
Second Target	0.825	0.110	15.4	85.859%	0.985%	13.156%	100%
Third Target	1.045	0.220	19.5	75.758%	0.985%	23.257%	100%
Final Target and Beyond	>1.045	—	>19.5	50.505%	0.985%	48.510%	100%
_________________________________________________________

(1)
The Distribution Threshold represents the cumulative amount of Available Cash necessary to distribute the Target Limit per unit, as shown in the table above, to all unitholders and the General Partner based on the number of units outstanding as of September 30, 2017.

(2)
Reflects Minimum Quarterly Distributions and incentive distributions to the General Partner.  The General Partner has assigned its right to incentive distributions to an affiliate of the General Partner.

General Partner Option to Effect Mandatory Redemption of Partnership Units
At September 30, 2017, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of the issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at September 30, 2017, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If the General Partner elects to acquire all outstanding common units, we are required to give at least 30 but not more than 60 days' notice of our decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the

TERRA NITROGEN COMPANY, L.P.

date five days before the purchase is announced or (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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
Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are multinational commercial banks, other major financial institutions and large energy companies. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. Credit risk is controlled through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements.
Contractual Obligations, Critical Accounting Policies and Off-Balance Sheet Arrangements
As of September 30, 2017, there were no material changes to our contractual obligations, critical accounting policies or off-balance sheet arrangements relative to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report.
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
On January 19, 2017, the Internal Revenue Service (IRS) issued final regulations on the types of income and activities that constitute or generate qualifying income of a MLP. For calendar year MLPs, the effective date of the regulations is January 1, 2018. The regulations have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The regulations define the activities that generate qualifying income from certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the regulations reserve on specifics regarding fertilizer-related activities. However, the IRS has issued two private letter rulings to taxpayers in the fertilizer industry unrelated to TNCLP (one before and one after the issuance of the final regulations) which would indicate that each taxpayer's fertilizer manufacturing activities should produce qualifying income for purposes of determining whether 90% of the partnership's gross income is qualifying income under the final regulations. The entities to which these private letter rulings were issued would appear to operate nitrogen fertilizer manufacturing businesses that are similar to ours. While these private letter rulings provide some insight into the manner in which the IRS analyzed fertilizer manufacturing activities at the time these rulings were issued, these private letter rulings are specific to different entities. Thus, the IRS is not bound to follow them in respect of TNCLP, nor may we rely on them as precedent when determining whether we satisfy the MLP 90% gross income test. Any change in the federal income tax treatment of income from fertilizer-related activities as qualifying income could have a material impact on the taxation of the Partnership and could have a material adverse impact on unitholder distributions. We continue to monitor these IRS regulatory activities.

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
As of September 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 13.7 million MMBtus and 29.4 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of September 30, 2017, would result in a favorable change in the fair value of these derivative positions by $11.8 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $11.8 million.
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
(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
101
The following financial information from Terra Nitrogen Company, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to Unaudited Consolidated Financial Statements

TERRA NITROGEN COMPANY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA NITROGEN COMPANY, L.P.
	By:	TERRA NITROGEN GP INC. as General Partner
Date: November 2, 2017	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2017	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)