Form 10-K
period 2017-12-31
TERRA NITROGEN CO L P /DE
filed 2018-02-22
CIK 879575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 OR
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities
Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No
The aggregate market value of the voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold, or the average bid and asked price of such common units, as of the last business day of the registrant's most recently completed second fiscal quarter was $396,034,573.
The number of common units, without par value, outstanding as of February 21, 2018 was 18,501,576.

TERRA NITROGEN COMPANY, L.P.

TERRA NITROGEN COMPANY, L.P.

Part I
ITEM 1.    BUSINESS.
        "Notes" referenced throughout this document refer to financial statement note disclosures that are found in Item 8. Financial Statements and Supplementary Data.
Recent Development—Exercise of Call Right
On February 7, 2018, Terra Nitrogen Company, L.P. ("TNCLP," "we," "our" or "us") announced that, in accordance with Section 17.1 of TNCLP’s First Amended and Restated Agreement of Limited Partnership, as amended (the TNCLP Partnership Agreement), Terra Nitrogen GP Inc., a Delaware corporation and the general partner of TNCLP ("TNGP" or the "General Partner"), elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units).
 TNGP will purchase the Public Units on April 2, 2018 for a cash purchase price of $84.033 per Public Unit. The purchase price was determined in accordance with Section 17.1 of the TNCLP Partnership Agreement.
 As of April 2, 2018, all rights of the holders of the Public Units will cease, except for the right to receive payment of the purchase price. Upon completion of the purchase on April 2, 2018, TNGP will own 100 percent of the Public Units and will be entitled to all of the benefits resulting from the Public Units. In addition, upon completion of the purchase, the common units representing limited partner interests in TNCLP will cease to be publicly traded or listed on the New York Stock Exchange (NYSE).
Overview
TNCLP is a Delaware limited partnership that produces nitrogen fertilizer products. Our principal products are anhydrous ammonia (ammonia) and urea ammonium nitrate solution (UAN), which we manufacture at our facility in Verdigris, Oklahoma.
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). We own a 99% limited partner interest in the Operating Partnership, and Terra LP Holdings LLC (TLPH), an affiliate of the General Partner, owns a 0.975% limited partner interest. TNGP is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. Limited partner interests are represented by common units, which are listed for trading on the NYSE under the symbol "TNH", and Class B common units. As of December 31, 2017, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of December 31, 2017. Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP. CF Industries acquired Terra Industries, Inc. (Terra) in April 2010, and acquired the General Partner and Terra's ownership in the Partnership at that time.
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
For the year ended December 31, 2017, we sold 2.4 million tons of nitrogen fertilizers, recognized net sales of $397.2 million and generated net earnings of $153.9 million. Additional financial information about our business is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
TNCLP and TNGP have no employees. Pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), which is accounted for as an operating lease, the Partnership sells all of its nitrogen fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's nitrogen fertilizer products. Also, pursuant to the Services and Offtake Agreement, selling prices are determined monthly and are equal to the volume weighted average net invoice price for third party sales (that is, sales by the affiliates of the General Partner to their customers) of product during each month. These selling prices are reduced by any freight or other transportation charges and incentives paid by the affiliates of the General Partner. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. Affiliates of the General Partner provide certain services to us

TERRA NITROGEN COMPANY, L.P.

under the Services and Offtake Agreement, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For further information regarding our agreements with CF Industries and the General Partner, see Note 10—Related Party Transactions.
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
Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect product used internally in the manufacture of other products (for example, in 2017 we used approximately 0.8 million tons of ammonia in the production of UAN).

TERRA NITROGEN COMPANY, L.P.

	2017		2016		2015
	Tons	Sales	Tons	Sales	Tons	Sales
	(tons in thousands; sales dollars in millions)
Nitrogen Fertilizer Products
Ammonia	480	$123.8	409	$132.2	418	$199.5
UAN	1,909	271.8	1,759	284.4	1,668	379.2
Our gross margin was $156.7 million, $226.8 million and $325.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Our Facilities
Our sole production facility, in Verdigris, Oklahoma, is the second largest UAN production facility in North America. It has two ammonia plants, two nitric acid plants and two UAN plants, providing us with some flexibility to adjust our product mix between ammonia and UAN. It has the annual capacity to produce approximately 1.2 million tons of ammonia (most of which is upgraded to UAN) and 2.0 million tons of UAN. The Verdigris facility represents approximately 5% of North American ammonia capacity and 12% of North American UAN capacity.
The following table summarizes our nitrogen fertilizer production volume for the last three years.

	2017	2016	2015
	(tons in thousands)
Ammonia(1)	1,241	1,126	1,109
UAN (32%)	1,906	1,739	1,688
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded to UAN.
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
Our capital expenditures are primarily related to plant maintenance and turnaround projects to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Occasionally, we have had other capital expenditure projects related to items such as the installation of new plant control systems or construction of additional on-site storage. Planned capital expenditures and plant turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints and other unforeseen difficulties. Capital expenditures also reduce the Available Cash (as defined in the TNCLP Partnership Agreement) for unitholder distributions.
Customers
We sell all of the nitrogen fertilizer products that we produce to affiliates of the General Partner, making them our only customers.
Raw Materials
Natural gas is the principal raw material and primary fuel source used in our ammonia production process. In 2017, natural gas accounted for approximately 51% of our total cost of goods sold for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our Verdigris facility has access to abundant, competitively-priced natural gas through a transportation arrangement connecting it to ONEOK Gas Transportation, L.L.C.'s intrastate pipeline system.
In 2017, our Verdigris facility consumed approximately 44 million MMBtus of natural gas. We purchase natural gas from a variety of suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial

TERRA NITROGEN COMPANY, L.P.

instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 7—Derivative Financial Instruments.
Distribution
Our production facility in Verdigris is located near the agricultural areas of the midwestern United States, and has ready access to barge, truck and rail transportation. In addition, the Verdigris facility has access to an ammonia pipeline to transport product to high demand regions.
Competition
The market for nitrogen fertilizer products is global and intensely competitive. Competition in the nitrogen fertilizer market is based primarily on delivered price and to a lesser extent on customer service and product quality. During peak demand periods, product availability and delivery time also play a role in the buying decisions of customers. CF Industries, CVR Partners, LP, Iowa Fertilizer Company, Koch Nitrogen Company, LSB Industries, Inc. and Nutrien Ltd. (formed in January 2018 by the merger of Agrium Inc. and Potash Corporation of Saskatchewan Inc.) are all large North American-based producers of nitrogen fertilizer products. Additionally, Yara BASF is expected to bring new nitrogen fertilizer production facilities located in North America on line in 2018. There is also significant competition from product sourced from other regions of the world, including some with lower natural gas or other feedstock costs.
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

TERRA NITROGEN COMPANY, L.P.

Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2017 totaled approximately $0.6 million. In 2018, we estimate that we will spend approximately $2.2 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
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
On December 12, 2015, 195 countries, including the United States, adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2°C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5°C above pre-industrial levels. The Paris Agreement has been accepted by the United States and went into effect in November 2016. However, in June 2017 the United States announced its intention to withdraw from the Paris Agreement, subject to renegotiation of the Paris Agreement on terms more favorable to the United States. Under the terms of the Paris Agreement, the United States cannot formally provide notice of its withdrawal before November 2019, which would become effective one year after providing such notice. In the interim, it is unclear if the United States will comply with its commitments under the Paris Agreement. If the Paris Agreement remains in effect, it could result in more aggressive efforts to reduce GHG emissions. There are substantial uncertainties as to the nature, stringency and timing of any future regulations. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us because our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
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
RISKS RELATED TO OUR PARTNERSHIP STRUCTURE
Common units are subject to the General Partner's call right, which, on February 7, 2018, the General Partner elected to exercise. As a result of the exercise of the call right, the General Partner will purchase all publicly traded common units on April 2, 2018 for $84.033 per common unit.
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
On February 7, 2018, TNCLP announced that, in accordance with Section 17.1 of the TNCLP Partnership Agreement, TNGP elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units).
 TNGP will purchase the Public Units on April 2, 2018 for a cash purchase price of $84.033 per Public Unit. The purchase price was determined in accordance with Section 17.1 of the TNCLP Partnership Agreement.
 As of April 2, 2018, all rights of the holders of the Public Units will cease, except for the right to receive payment of the purchase price. Upon completion of the purchase on April 2, 2018, TNGP will own 100 percent of the Public Units and will be entitled to all of the benefits resulting from the Public Units. In addition, upon completion of the purchase, the common units representing limited partner interests in TNCLP will cease to be publicly traded or listed on the NYSE. Unitholders may incur a tax liability upon the sale of their common units.
The General Partner's discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.
Our cash distributions to our unitholders are based on Available Cash as defined in the TNCLP Partnership Agreement. The TNCLP Partnership Agreement provides that the General Partner may reduce Available Cash by establishing cash reserves for the proper conduct of our business or the business of the Operating Partnership (including reserves for future operating and capital needs), to provide funds for future distributions to our unitholders in any one or more of the next four quarters or to comply with applicable law or any agreement or obligation to which we or the Operating Partnership are a party or otherwise bound. These cash reserves will affect the amount of cash available for current distribution to our unitholders.
As a result of TNGP’s exercise of the right to purchase the Public Units, there will be no further cash distributions on the common units after the distribution payable February 28, 2018.
Our unitholders have limited voting rights and are not entitled to elect the General Partner or the General Partner's directors.
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect the General Partner or the TNGP Board of Directors on an annual or other continuing basis. The TNGP Board of Directors, including the independent directors, is chosen entirely by CF Industries as the indirect owner of the General Partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of shareholders. Furthermore, even if our unitholders are dissatisfied with the performance of the General Partner, the General Partner may only be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by the General Partner and its affiliates (including CF Industries). As a result, given that the General Partner and its affiliates own approximately 75.1% of our outstanding common units, holders of our publicly traded common units are not able to remove the General Partner under any circumstances.

TERRA NITROGEN COMPANY, L.P.

The control of the General Partner may be transferred to a third party without unitholder consent.
There is no restriction in the TNCLP Partnership Agreement on the ability of CF Industries to transfer its equity interest in the General Partner to a third party. The new equity owner of the General Partner would then be in a position to replace the TNGP Board of Directors and the officers of the General Partner with its own choices and to influence the decisions taken by the TNGP Board of Directors and officers of the General Partner.
The TNGP Board of Directors and officers of the General Partner have fiduciary duties to TNGP and its stockholders, and the interests of TNGP and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.
The General Partner is responsible for managing us. Although the General Partner has, as limited and reduced by the TNCLP Partnership Agreement, fiduciary duties to manage us in a manner that is beneficial to our common unitholders, the directors and officers of the General Partner also have fiduciary duties to manage the General Partner in a manner beneficial to TNGP and its stockholders. The interests of TNGP and its stockholders may differ from, or conflict with, the interests of our common unitholders. In resolving these conflicts, the General Partner may favor its own interests or the interests of holders of TNGP's common stock over our interests and those of our common unitholders.
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

The TNCLP Partnership Agreement limits the liability and reduces the fiduciary duties of the General Partner and restricts the remedies available to us and our common unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty.
The TNCLP Partnership Agreement limits the liability and reduces the fiduciary duties of the General Partner and its directors and officers, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. For example:

•
The TNCLP Partnership Agreement provides that none of the General Partner, any of its affiliates, or any director or officer of the General Partner or any of its affiliates will have any liability for monetary damages to us or our unitholders for any act or omission if such person acted in good faith.

•
The TNCLP Partnership Agreement provides broad flexibility for the directors and officers of the General Partner to be involved in the management of the businesses of the owners of the General Partner, including any businesses that are in competition with our business, and specifically permits the owners of the General Partner to engage in activities that are competitive with our business. The TNCLP Partnership Agreement provides that no such activities will constitute a breach of any fiduciary duty owed by the General Partner.

•
The TNCLP Partnership Agreement provides that in connection with its resolution of any conflict of interest by the General Partner, the General Partner may consider: the relative interests of any party involved in such conflict or affected by such action, agreement, transaction or situation and the benefits and burdens relating to such interest, as well as any additional factors as the General Partner determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances. The TNCLP Partnership Agreement further provides that, in the absence of bad faith by the General Partner, the resolution provided by the General Partner with respect to any conflict of interest will not constitute a breach of the TNCLP Partnership Agreement or any standard of care or duty imposed in the TNCLP Partnership Agreement or under any law, rule or regulation.

TERRA NITROGEN COMPANY, L.P.

By purchasing a common unit, a unitholder becomes bound by the provisions of the TNCLP Partnership Agreement, including the provisions described above.
CF Industries and its affiliates are also engaged in fertilizer manufacturing.
The TNCLP Partnership Agreement does not prohibit CF Industries and its affiliates, other than TNGP, from owning and operating nitrogen fertilizer manufacturing plants and storage and distribution assets or engaging in any businesses which could compete with our business. In addition, CF Industries has recently constructed certain assets related to our business and may in the future acquire, construct or dispose of additional assets related to our business, without any obligation to offer us the opportunity to purchase or construct any of these assets.
As a publicly traded partnership we qualify for, and are relying on, certain exemptions from the corporate governance requirements of the NYSE.
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

•
Limited Partners' right to act with other unitholders to remove or replace the General Partner, to approve some amendments to the TNCLP Partnership Agreement or to take other actions under the TNCLP Partnership Agreement constituted "control" of our business.

Unitholders may have liability to repay distributions.
In the event that (i) we make distributions to our unitholders when our nonrecourse liabilities exceed the sum of (a) the fair market value of our assets not subject to recourse liability and (b) the excess of the fair market value of our assets subject to recourse liability over such liability, or a distribution causes such a result, and (ii) a unitholder knows at the time of the distribution of such circumstances, such unitholder will be liable for a period of three years from the time of the impermissible distribution to repay the distribution under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the Delaware Act).
Likewise, upon the winding up of TNCLP, in the event that (a) we do not distribute assets in the following order: (i) to creditors in satisfaction of their liabilities; (ii) to partners and former partners in satisfaction of liabilities for distributions owed under the TNCLP Partnership Agreement; (iii) to partners for the return of their contribution; and (iv) to the partners in the proportions in which the partners share in distributions, and (b) a unitholder knows at the time of such circumstances, then such unitholder will be liable for a period of three years from the impermissible distribution to repay the distribution under Section 17-804 of the Delaware Act.
A purchaser of common units who becomes a Limited Partner is liable for the obligations of the transferring Limited Partner to make contributions to TNCLP that are known by the purchaser at the time it became a Limited Partner, and for unknown obligations if the liabilities could be determined from the TNCLP Partnership Agreement.

TERRA NITROGEN COMPANY, L.P.

We may issue additional common units and other equity interests without unitholder approval, which would dilute unitholders' existing interests.
Under the TNCLP Partnership Agreement, we are authorized to issue an unlimited number of additional interests without a vote of the unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

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
Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by planted acreage, crop selection and fertilizer application rates, driven by population growth or changes in dietary habits and non-food use of crops, such as production of ethanol and other biofuels, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade.
Periods of strong demand, high capacity utilization and increasing operating margins tend to stimulate global investment in production capacity. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply availability and affect the balance of supply and demand. In recent years, fertilizer producers, including CF Industries, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. Global nitrogen fertilizer capacity has increased faster than global nitrogen fertilizer demand, creating a surplus of global nitrogen fertilizer capacity leading to lower nitrogen fertilizer selling prices.
Selling prices reached multi-year lows in 2017. The average selling price for our products in 2017 was $166 per ton, compared to $193 per ton in 2016 and $279 per ton in 2015. Selling prices decreased 14% from 2016 to 2017 and 31% from 2015 to 2016.
Additional production capacity is expected to come on line over the next twelve months. We cannot predict the extent to which the current oversupply environment, global or local economic and financial conditions or changes in such conditions, or other factors may cause delays, cancellation or acceleration of other announced and/or ongoing projects. Should imports of nitrogen fertilizer products into the United States continue, and not take this additional capacity into account, we could see a decline in pricing or potentially experience lower prices than those we saw in the spring and summer of 2017. We also cannot predict the closures or operating rates of existing installed capacity.

TERRA NITROGEN COMPANY, L.P.

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
We compete with many producers, including state-owned and government-subsidized entities. Consolidation in the industry may increase the resources of several of our competitors. For example, in January 2018, our competitors Agrium Inc. and Potash Corporation of Saskatchewan Inc. completed their merger into the newly-formed company Nutrien Ltd. Some of our competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Furthermore, certain governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. Our competitive position could suffer to the extent we are not able to expand our own resources, either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.
China, the world's largest producer and consumer of nitrogen fertilizers, currently has significant capacity surplus and many high-cost plants. As a result, the domestic nitrogen industry in China is operating at less than full capacity. If Chinese government policy, devaluation of the Chinese renminbi or decreases in Chinese producers' underlying costs such as the price of Chinese coal encourage increased production capacity utilization, any resulting export volume could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
A decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the demand for our products.
Conditions in the U.S. agricultural industry significantly impact our operating results. Agricultural planted areas and production can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, demand for agricultural products and governmental policies regarding production of or trade in agricultural products. These factors are outside of our control.
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

TERRA NITROGEN COMPANY, L.P.

the use and application of chemical fertilizer, could affect the demand for our products, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our business is dependent on North American natural gas, the prices of which are subject to volatility.
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce our nitrogen products. Natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During 2017, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $2.44 per MMBtu on February 28, 2017 and a high of $3.65 per MMBtu on three consecutive days in January 2017. During the three year period ended December 31, 2017, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $3.77 per MMBtu on December 8, 2016.
Changes in the supply of and demand for natural gas can lead to periods of volatile natural gas prices. If high prices were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. We sell all of our output of nitrogen fertilizer products to affiliates of the General Partner at prices based on market prices for our nitrogen fertilizer products as defined in the Services and Offtake Agreement.
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
We use natural gas and other raw materials in the manufacture of nitrogen fertilizer products. We purchase the natural gas and other raw materials from third party suppliers. Our natural gas is transported by pipeline to our facility by third party transportation providers or through the use of facilities owned by third parties. Delays or interruptions in the delivery of natural gas or other raw materials may be caused by, among other things, severe weather or natural disasters, unscheduled downtime, labor difficulties, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, or mechanical failures. In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures. Any delay or interruption in the delivery of natural gas or other raw materials, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our transportation and distribution activities rely on third party providers and are subject to environmental, safety and regulatory oversight. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on railroad, truck, pipeline, and river barge companies to transport raw materials to our manufacturing complex, to coordinate and deliver finished products into CF Industries' distribution system and to ship finished products to CF Industries' customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, rail lines, river locks, and equipment that our third party service providers utilize, we may experience delays in the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced periodic service slowdowns due to capacity constraints in their systems, operational and maintenance difficulties and other events, which impact the shipping times of our products.
These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, discharges or other releases of hazardous substances, terrorism or the potential

TERRA NITROGEN COMPANY, L.P.

use of fertilizers as explosives, governmental entities could implement new or more stringent regulatory requirements affecting the transportation of raw materials or finished products.
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
In the United States, the railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia that we transport to and from our facility. For example, various railroads shift liability to shippers by contract, purport to shift liability to shippers by tariff, or otherwise seek to require shippers to indemnify and defend the railroads from and against liabilities (including in negligence, strict liability, or statutory liability) that may arise from certain acts or omissions of the railroads, third parties with insufficient resources, unknown causes or acts of god. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads or third parties, for which our insurance may be insufficient or unavailable. New or more stringent regulatory requirements also could be implemented affecting the equipment used to ship our raw materials or finished products. Restrictions on service, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business. Therefore, our insurance coverage may not adequately cover our losses.
Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities.
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
As a producer of nitrogen fertilizer products working with hazardous substances, our business faces risks of spills, discharges or other releases of those substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our facility, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.
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

TERRA NITROGEN COMPANY, L.P.

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
We hold numerous environmental and other governmental permits and approvals authorizing operations at our Verdigris facility. Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing permit or approval, or a determination that we have violated a law or permit as a result of a governmental inspection of our facility could have a material adverse effect on our ability to continue operations at the Verdigris facility and on our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. On October 26, 2015, the EPA released a final regulation lowering the national ambient air quality standard for ozone. Ozone attainment designations were due by October 1, 2017. In November 2017, the EPA issued a partial list of air quality regions that are in attainment with the 2015 ozone standard, but it has not yet promulgated the final list of air quality regions that will be classified as being in nonattainment with the ozone standard. These regions will be subject to more stringent permitting requirements, which in turn could make it much more difficult and expensive to obtain permits to construct new facilities or expand our existing operations.
Future regulatory restrictions on GHG emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders.
We are subject to GHG regulations. In the United States, our existing facility currently is only subject to GHG emissions reporting, although any new or modified facility is likely to be subject to GHG emissions standards included in their air permits. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement has been accepted by the United States and went into effect in November 2016. However, in June 2017 the United States announced its intention to withdraw from the Paris Agreement, subject to renegotiation of the Paris Agreement on terms more favorable to the United States. Under the terms of the Paris Agreement, the United States cannot formally provide notice of its withdrawal before November 2019, which would become effective one year after providing such notice. In the interim, it is unclear if the United States will comply with its commitments under the Paris Agreement. If the Paris Agreement remains in effect, it could result in more aggressive efforts to reduce GHG emissions.
More stringent GHG regulations, if they are enacted, are likely to have a significant impact on us, because our production facility emits GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay cash distributions to unitholders. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.
Our operating results fluctuate due to seasonality.
The fertilizer business is seasonal. However, the sales pattern of our business can change significantly from year to year due to conditions impacting the agricultural industry and other factors. The strongest demand for fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Wholesale buyers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in sales volumes and net sales being the highest during the spring and working capital requirements being the highest just prior to the start of the spring planting season.

TERRA NITROGEN COMPANY, L.P.

As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. In addition, as a consequence of our seasonality, our Available Cash for distributions can be volatile, and will vary quarterly and annually.
Our business is subject to risks involving derivatives and the risk that our hedging activities might not prevent losses.
We often utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen-based fertilizers. We have used futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges.
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
We have also used fixed-price, physical purchase and sales contracts to hedge our exposure to natural gas price volatility. Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are multi-national commercial banks, major financial institutions or large energy companies. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements. However, our liquidity and cash available for distributions to unitholders could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments.
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
Due to concerns related to terrorism or the potential use of certain fertilizers as explosives, we are subject to various security laws and regulations. In the United States, these security laws include the Maritime Transportation Security Act of 2002 and the Chemical Facilities Anti-Terrorism Standards regulation. In addition, President Obama issued in 2013 Executive Order 13650 Improving Chemical Facility Safety and Security to improve chemical facility safety in coordination with owners and operators. Governmental entities could implement new or impose more stringent regulations affecting the security of our plants and warehouse or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins.
In October 2016, the Department of Homeland Security (DHS) released its new Chemical Security Assessment Tool (CSAT 2.0) surveys and enhanced risk tiering methodology. Facilities that had previously submitted a survey response to the DHS were notified to resubmit responses to online questionnaires to be evaluated through the revised and enhanced risk tiering methodology. In April 2017, the DHS began sending tiering determination letters to chemical facilities based on the new methodology. Depending on the risk classification resulting from the application of CSAT 2.0, our plants and warehouse could be subject to more stringent requirements related to chemical security.

TERRA NITROGEN COMPANY, L.P.

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
A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could affect the ability of CF Industries' customers and their customers to obtain sufficient credit to support their operations and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to CF Industries' customers' reluctance to replenish inventories. Changes in global economic conditions can arise suddenly and the full impact of such changes can be difficult to ascertain, resulting in anxiety among market participants that can persist for protracted periods. For example, concern and uncertainty over the potential impact on the global economy of the referendum in the United Kingdom in June 2016, which resulted in a vote in favor of exting the European Union, has resulted in increased volatility in the global financial markets. The overall impact of changes in global economic conditions on us is difficult to predict, and our business could be materially adversely impacted.
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on TNCLP being treated as a partnership for federal income tax purposes. To maintain TNCLP's status as a partnership for federal income tax purposes, current law requires that 90% or more of our gross income for every taxable year consist of "qualifying income," as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the Code). We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the IRS) on this or any other matter affecting us.
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
There can be no assurance that TNCLP will continue to satisfy the requirements for treatment as a partnership for federal income tax purposes or that the law will not be changed to make TNCLP taxable as a corporation for federal income tax purposes. If such a new law were enacted, then the Minimum Quarterly Distribution (as defined in the TNCLP Partnership

TERRA NITROGEN COMPANY, L.P.

Agreement) and each of the target distribution levels would be adjusted downward. In such an event, the Minimum Quarterly Distribution and first, second and third target distributions for each quarter thereafter would be reduced to take into account the federal, state and local taxes applicable to TNCLP that would be imposed on the earnings used to make such distributions. For additional information regarding cash distributions, see the "Liquidity and Capital Resources" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
If the IRS contests the federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest will reduce our Available Cash.
We have not requested a ruling from the IRS with respect to TNCLP's treatment as a partnership for federal income tax purposes or any other matter. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of our positions. Any contest with the IRS could materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS (for tax years beginning before December 31, 2017) will be borne indirectly by our unitholders because the costs would reduce our Available Cash.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our General Partner and our unitholders take such audit adjustment into account in accordance with their interests in the same manner as if the adjustment had originally been included into the allocable share of partnership profit or loss during the tax year under audit, but there can be no assurance that such election will be made or effective in all circumstances. If we are unable to have our General Partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.
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

TERRA NITROGEN COMPANY, L.P.

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
We prorate our items of income and loss between transferors and transferees of our units each month based upon the ownership of our units as of the close of business on the last day of the preceding month instead of the date a particular unit is transferred. As a result of this monthly allocation, a unitholder transferring units may be allocated income, gain, loss, deduction and credit recognized after the transfer. The use of these proration methods may not be permitted under existing Treasury Regulations promulgated under the Code (Treasury Regulations). If the IRS were to challenge this method or new Treasury Regulations regarding allocation methods were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
TNCLP and the Operating Partnership will be considered to have constructively terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in TNCLP capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Because CF Industries currently owns approximately 75.1% of the outstanding common units and all of the outstanding Class B common units of TNCLP, a sale or exchange of all or a substantial portion of CF Industries' interests in TNCLP (including sales or transfers to affiliates of CF Industries), when combined with trading in the open market, may

TERRA NITROGEN COMPANY, L.P.

constitute a sale or exchange of 50% or more of the total interest in TNCLP. A constructive termination would, among other things, result in the closing of TNCLP's taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of a tax year of TNCLP may also result in more than twelve months of our taxable income or loss being included in such unitholder's taxable income for the year of termination. Termination could also subject us to penalties if we are unable to determine that a termination occurred and therefore failed to make necessary elections in a timely manner. IRS Code Section 708(b)(1)(B) containing this technical termination rule was repealed by the Tax Cuts and Jobs Act of 2017 effective January 1, 2018.
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
Beginning in 2013, for federal income tax purposes, certain investment income earned by unitholders has become subject to an additional 3.8% surtax enacted as part of the Health Care and Education Reconciliation Act of 2010 (the Health Care Surtax). Unitholders will need to take into consideration the Health Care Surtax for estimated tax purposes, as well as in the filing of their income tax returns. Gross income from a passive activity, or a trade or business of trading in financial instruments or commodities can be subject to the Health Care Surtax. A "passive activity" is defined to be a trade or business in which the taxpayer does not "materially" participate. This category could include net business income from MLPs such as TNCLP. Investors in our common units are encouraged to consult their tax advisors as to the applicability of the Health Care Surtax to their particular tax situation.
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
The Tax Cuts and Jobs Act of 2017 (Tax Reform) will require us to make determinations that may not benefit all unitholders equally and could benefit the General Partner and its affiliates.
On December 22, 2017, Tax Reform was signed into law. Tax Reform impacts the taxation of pass through entities such as TNCLP. The majority of the provisions of Tax Reform are effective as of January 1, 2018. Some of the provisions (like capital expensing) are elective and the Tax Matters Partner (which is an affiliate of the General Partner) has the right to make such elections or determinations on behalf of TNCLP. In making such an election or determination under the tax law not all unitholders may realize the same tax benefit and in some cases, an election or determination could benefit the General Partner and its affiliates.

TERRA NITROGEN COMPANY, L.P.

FORWARD-LOOKING STATEMENTS
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

TERRA NITROGEN COMPANY, L.P.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Information regarding our Verdigris, Oklahoma facility is included in Item 1. Business—Our Products and —Our Facilities.
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

TERRA NITROGEN COMPANY, L.P.

Part II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
TNCLP's common units are traded on the New York Stock Exchange (NYSE) under the symbol "TNH". There is no public trading market with respect to TNCLP's Class B common units. The table below discloses the high and low sales prices of the common units for each quarterly period for 2017 and 2016, as reported on the NYSE Composite Price History.

	2017		2016
Quarter	High	Low	High	Low
1st	$115.86	$91.07	$114.99	$84.12
2nd	98.29	80.50	127.00	99.55
3rd	88.57	75.20	122.00	104.88
4th	89.60	76.18	113.35	95.92
Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. The Limited Partners' interests consist of 18,501,576 common units and 184,072 Class B common units. CF Industries through its subsidiaries owned 13,889,014 common units and all of the Class B common units as of December 31, 2017. Based on information received from TNCLP's transfer and service agent, the number of registered unitholders as of February 15, 2018 was 81.
On February 7, 2018, TNCLP announced that, in accordance with Section 17.1 of the TNCLP Partnership Agreement, TNGP elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units).
 TNGP will purchase the Public Units on April 2, 2018 for a cash purchase price of $84.033 per Public Unit. The purchase price was determined in accordance with Section 17.1 of the TNCLP Partnership Agreement.
 As of April 2, 2018, all rights of the holders of the Public Units will cease, except for the right to receive payment of the purchase price. Upon completion of the purchase on April 2, 2018, TNGP will own 100 percent of the Public Units and will be entitled to all of the benefits resulting from the Public Units. In addition, upon completion of the purchase, the common units representing limited partner interests in TNCLP will cease to be publicly traded or listed on the NYSE.
Under the TNCLP Partnership Agreement, cash distributions to unitholders are based on Available Cash for the quarter as defined therein. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. For additional information regarding cash distributions, see the "Liquidity and Capital Resources" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
On February 7, 2018, we announced a cash distribution of $2.03 per common unit, payable on February 28, 2018 to holders of record as of February 16, 2018. As a result of TNGP’s exercise of the right to purchase the Public Units, there will be no further cash distributions on the common units after the distribution payable February 28, 2018.

TERRA NITROGEN COMPANY, L.P.

The quarterly cash distributions to the unitholders and the General Partner declared to date in 2018 and during 2017 and 2016 are as follows:

Distribution		Common Units		Class B Common Units		General Partner	Total Distributions Declared
Declared in	Related to	Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)

First Quarter 2018	Fourth Quarter 2017	$37.6	$2.03	$0.6	$3.10	$20.4	$58.6

First Quarter 2017	Fourth Quarter 2016	$22.6	$1.22	$0.3	$1.52	$5.7	$28.6
Second Quarter 2017	First Quarter 2017	17.9	0.97	0.2	1.04	1.4	19.5
Third Quarter 2017	Second Quarter 2017	29.6	1.60	0.4	2.26	12.7	42.7
Fourth Quarter 2017	Third Quarter 2017	25.2	1.36	0.3	1.79	8.3	33.8

First Quarter 2016	Fourth Quarter 2015	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
Second Quarter 2016	First Quarter 2016	28.0	1.51	0.4	2.09	11.1	39.5
Third Quarter 2016	Second Quarter 2016	47.7	2.58	0.7	4.17	30.4	78.8
Fourth Quarter 2016	Third Quarter 2016	32.7	1.77	0.5	2.60	15.8	49.0

TERRA NITROGEN COMPANY, L.P.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected historical financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per unit data)
Income Statement Data:
Net sales	$397.2	$418.3	$581.7	$648.3	$736.2
Gross margin	156.7	226.8	325.8	386.7	519.8
Net earnings	153.9	209.3	306.9	370.0	502.4
Net earnings per common unit	5.93	7.56	10.06	12.07	15.77
Partnership Distributions Paid:
Limited Partner, common units	$95.3	$161.7	$180.4	$185.1	$265.6
Limited Partner, Class B common units	1.2	2.5	2.9	2.9	4.6
General Partner interest	28.1	93.3	111.5	116.1	195.0
Total partnership distributions	$124.6	$257.5	$294.8	$304.1	$465.2
Distributions Paid Per Common Unit	$5.15	$8.74	$9.75	$10.00	$14.35

	December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data:
Total assets	$403.9	$373.3	$443.7	$415.8	$349.8
Total partners' capital	368.1	338.8	387.0	374.9	309.0

TERRA NITROGEN COMPANY, L.P.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Recent Development—Exercise of Call Right
On February 7, 2018, Terra Nitrogen Company, L.P. ("TNCLP," "we," "our" or "us") announced that, in accordance with Section 17.1 of TNCLP’s First Amended and Restated Agreement of Limited Partnership, as amended (the TNCLP Partnership Agreement), Terra Nitrogen GP Inc., a Delaware corporation and the general partner of TNCLP ("TNGP" or the "General Partner"), elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units).
 TNGP will purchase the Public Units on April 2, 2018 for a cash purchase price of $84.033 per Public Unit. The purchase price was determined in accordance with Section 17.1 of the TNCLP Partnership Agreement.
 As of April 2, 2018, all rights of the holders of the Public Units will cease, except for the right to receive payment of the purchase price. Upon completion of the purchase on April 2, 2018, TNGP will own 100 percent of the Public Units and will be entitled to all of the benefits resulting from the Public Units. In addition, upon completion of the purchase, the common units representing limited partner interests in TNCLP will cease to be publicly traded or listed on the New York Stock Exchange (NYSE).
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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). We own a 99% limited partner interest in the Operating Partnership, and Terra LP Holdings LLC (TLPH), an affiliate of the General Partner, owns a 0.975% limited partner interest. Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP. Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange under the symbol "TNH", and Class B common units. As of December 31, 2017, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of December 31, 2017.
CF Industries, through its subsidiaries, is a global leader in the manufacturing and distribution of nitrogen products, serving both agricultural and industrial customers. CF Industries operates world-class nitrogen manufacturing complexes in the

TERRA NITROGEN COMPANY, L.P.

United States, Canada and the United Kingdom and distributes plant nutrients through a system of terminals, warehouses, and associated transportation equipment located primarily in the midwestern United States.
We are dependent on CF Industries for our success in a number of respects. TNCLP and TNGP have no employees. Pursuant to the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement), which is accounted for as an operating lease, the Partnership sells all of its nitrogen fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's nitrogen fertilizer products. Also, pursuant to the Services and Offtake Agreement, selling prices are determined monthly and are equal to the volume weighted average net invoice price for third party sales (that is, sales by the affiliates of the General Partner to their customers) of product during each month. These selling prices are reduced by any freight or other transportation charges and incentives paid by the affiliates of the General Partner. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. Affiliates of the General Partner provide certain services to us under the Services and Offtake Agreement, including production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative services. For further information regarding our agreements with CF Industries and the General Partner, see Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions.
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
Historically, global fertilizer demand has been driven primarily by population growth, gross domestic product growth, changes in dietary habits, planted acreage, and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand growth may depend on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, governmental regulations, including fertilizer subsidies or requirements mandating increased use of bio-fuels or industrial nitrogen products, and farm sector income. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs and availability, government policies, global trade, and supply costs for raw materials such as natural gas or coal. The economics of nitrogen-based fertilizer manufacturing play a key role in decisions to increase or reduce fertilizer production capacity.
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
The significant price fluctuations we have experienced in 2017 are symptoms of a market in transition as new capacity comes fully on line and global trade flows adjust, and this transition is not complete. We expect another set of capacity additions to come fully on line by mid-2018. Should imports of nitrogen fertilizer products into the United States continue, and not fully take this additional capacity into account, we could see a decline in pricing or potentially experience lower prices than those we saw in the spring and summer of 2017. However, after this set of global capacity additions is on line, we expect global demand growth to exceed new capacity growth and set the stage for a more stable nitrogen price environment.
The greater global nitrogen supply availability and resulting low nitrogen fertilizer selling prices significantly impacted our results for the years ended December 31, 2017 and 2016. Our average selling prices for ammonia and UAN in 2017 declined by 20% and 12%, respectively, as compared to 2016, which reduced both our net sales and gross margin in 2017 by $68.3 million. Our average selling prices for ammonia and UAN in 2016 declined by 32% and 29%, respectively, as compared to 2015, which reduced both our net sales and gross margin in 2016 by $178.5 million.

TERRA NITROGEN COMPANY, L.P.

Results of Operations
We reported net earnings of $153.9 million in 2017 on net sales of $397.2 million compared with 2016 net earnings of $209.3 million on net sales of $418.3 million. Net earnings per common unit in 2017 were $5.93 compared with $7.56 in 2016.
The following table shows our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Change	Percent	Change	Percent
	(in millions, except as noted)
Net sales	$397.2	$418.3	$581.7	$(21.1)	(5)%	$(163.4)	(28)%
Cost of goods sold	240.5	191.5	255.9	49.0	26%	(64.4)	(25)%
Gross margin	156.7	226.8	325.8	(70.1)	(31)%	(99.0)	(30)%
Gross margin percentage	39.5%	54.2%	56.0%	(14.7)%		(1.8)%
Selling, general and administrative expenses	17.6	17.6	18.9	—	—%	(1.3)	(7)%
Gain on sale of equity method investment	(14.3)	—	—	(14.3)	N/M	—	—%
Earnings from operations	153.4	209.2	306.9	(55.8)	(27)%	(97.7)	(32)%
Interest income	0.5	0.1	—	0.4	N/M	0.1	N/M
Net earnings	$153.9	$209.3	$306.9	$(55.4)	(26)%	$(97.6)	(32)%
Net earnings allocable to common units	$109.8	$139.9	$186.2	$(30.1)	(22)%	$(46.3)	(25)%
Net earnings per common unit (dollars per common unit)	$5.93	$7.56	$10.06	$(1.63)	(22)%	$(2.50)	(25)%
Sales volume (tons in thousands):
Ammonia	480	409	418	71	17%	(9)	(2)%
UAN(1)	1,909	1,759	1,668	150	9%	91	5%
Total	2,389	2,168	2,086	221	10%	82	4%
Average selling prices (dollars per ton):
Ammonia	$258	$323	$477	$(65)	(20)%	$(154)	(32)%
UAN(1)	$142	$162	$227	$(20)	(12)%	$(65)	(29)%
Cost of natural gas (dollars per MMBtu):
Purchased natural gas costs(2)	$2.71	$2.32	$2.49	$0.39	17%	$(0.17)	(7)%
Realized derivatives loss(3)	0.07	0.40	0.26	(0.33)	(83)%	0.14	54%
Cost of natural gas	$2.78	$2.72	$2.75	$0.06	2%	$(0.03)	(1)%
Production volume by product (tons in thousands):
Ammonia(4)	1,241	1,126	1,109	115	10%	17	2%
UAN(1)	1,906	1,739	1,688	167	10%	51	3%
_______________________________________________________________________________
N/M - Not Meaningful

(1)	The nitrogen content of UAN is 32% by weight.

(2)	Represents the cost of natural gas purchased during the period for use in production.

(3)	Represents realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into UAN.

TERRA NITROGEN COMPANY, L.P.

Year ended December 31, 2017 Compared to Year ended December 31, 2016
In the first quarter of 2016, we experienced an unplanned outage for maintenance on one of the facility’s two ammonia plants, resulting in approximately one-half of the complex's ammonia capacity being shut down for approximately two months, and approximately one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted in March 2016. This turnaround reduced production in the year ended December 31, 2016.
Our net sales in 2017 were $397.2 million, a decrease of $21.1 million, or 5%, from net sales of $418.3 million in 2016. The decrease was due to a 14% decline in average selling prices in 2017 versus 2016, which reduced net sales by $68.3 million. Partially offsetting this decline was a 10% increase in sales volume in 2017 versus 2016, which increased net sales by $47.2 million.
UAN average selling prices declined by 12% from $162 per ton in 2016 to $142 per ton in 2017, which reduced net sales by $36.8 million, due to greater global nitrogen supply availability. UAN sales volume increased by 9% in 2017 to 1,909,000 tons from 1,759,000 tons in 2016, which increased net sales by $24.2 million, due to greater supply availability from increased production in 2017 compared to 2016 as a result of the unplanned outage in 2016.
Ammonia average selling prices declined by 20% from $323 per ton in 2016 to $258 per ton in 2017, which reduced net sales by $31.5 million, due to greater global nitrogen supply availability. Ammonia sales volume increased by 17% in 2017 to 480,000 tons from 409,000 tons in 2016, which increased net sales by $23.0 million, due to greater supply availability from increased production in 2017 compared to 2016 as a result of the unplanned outage in 2016 and an improved fall application season in 2017 compared to 2016.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	2017 vs. 2016
	(in millions, except per ton amounts)
Realized natural gas costs	$121.6	$111.2	$10.4	9%
Unrealized mark-to-market loss (gain) on natural gas derivatives	10.6	(35.3)	45.9	N/M
Payroll-related expenses	27.9	27.9	—	—%
Other	80.4	87.7	(7.3)	(8)%
Total cost of goods sold	$240.5	$191.5	$49.0	26%
Average cost of goods sold per ton	$101	$88	$13	15%
_______________________________________________________________________________
N/M - Not Meaningful
The average cost of goods sold per ton increased to $101 per ton in 2017 from $88 per ton in 2016. The 15% increase in the average cost of goods sold per ton was due primarily to the change in value of our natural gas derivatives and the unrealized net mark-to-market changed to a loss of $10.6 million in 2017 from a gain of $35.3 million in 2016. Additionally, there was an increase in realized natural gas costs due to higher natural gas prices in 2017 as compared to 2016. These factors were partially offset by higher sales volume in 2017 and the non-recurrence of idle plant costs incurred as a result of the unplanned outage in 2016 as shown in the line titled Other in the table above.
Our gross margin was $156.7 million in 2017 compared to $226.8 million in 2016. Gross margin decreased 31% compared to the prior year due primarily to lower average selling prices, an unrealized net mark-to-market loss on natural gas derivatives in 2017 compared to a gain in the same period in 2016 and higher realized natural gas costs, partially offset by higher sales volume and the non-recurrence of idle plant costs incurred in 2016 as a result of the unplanned outage. Gross margin as a percentage of sales decreased to 39.5% in 2017 from 54.2% in 2016.
Our net earnings were $153.9 million in 2017, a decrease of $55.4 million, or 26%, as compared to $209.3 million in 2016. Net earnings decreased due to the lower gross margin discussed above, and were partially offset by a gain of $14.3 million related to the sale of our 50% interest in Oklahoma CO2 Partnership (OKCO2), a joint venture that owns a carbon dioxide liquefaction and purification facility, in the fourth quarter of 2017.

TERRA NITROGEN COMPANY, L.P.

Year ended December 31, 2016 Compared to Year ended December 31, 2015
Our production and sales volume in 2016 was impacted by an unplanned outage, while in 2015 our production and sales volume was impacted by a scheduled turnaround. In the first quarter of 2016, we experienced an unplanned outage for maintenance on one of the Verdigris nitrogen complex’s two ammonia plants, resulting in approximately one-half of the complex's ammonia capacity being shut down for approximately two months, and approximately one-half of the complex's UAN capacity being shut down for approximately one month. Maintenance was completed and the affected ammonia plant was restarted in March 2016. In the first quarter of 2015, we commenced planned turnarounds of an ammonia plant and a UAN plant, together representing approximately one-half of the production capacity of the Verdigris nitrogen complex. The ammonia plant turnaround was completed in the first quarter of 2015 and the UAN plant turnaround, including certain follow-on maintenance, was completed in the second quarter of 2015. The net impact of these actions was marginally higher production in 2016, which contributed to higher sales volume for UAN.
Our net sales in 2016 were $418.3 million, a decrease of $163.4 million, or 28%, from net sales of $581.7 million in 2015. This decrease was due to a 31% decline in average selling prices, which reduced net sales by $178.5 million. Partially offsetting this decline was a 4% increase in sales volume in 2016 compared to 2015, which increased net sales by $15.1 million.
UAN average selling prices declined by 29% from $227 per ton in 2015 to $162 per ton in 2016, which reduced net sales by $115.5 million, due to the global fertilizer oversupply for all nitrogen fertilizer products. UAN sales volume increased by 5% to 1,759,000 tons in 2016 from 1,668,000 tons in 2015, which increased net sales by $19.4 million, due to increased UAN production.
Ammonia average selling prices declined by 32% from $477 per ton in 2015 to $323 per ton in 2016, which reduced net sales by $63.0 million. The decrease in ammonia selling prices was due to the global fertilizer oversupply for all nitrogen fertilizer products. Ammonia sales volume declined by 2% in 2016 to 409,000 from 418,000 tons in 2015, which reduced net sales by $4.3 million. The decrease in ammonia sales volume was a result of unfavorable weather and economic considerations, including declining year-over-year farmer disposable income and futures prices favoring soybeans over corn, which led many farmers to delay fertilizer and planting decisions until spring 2017.
The following table shows the components of cost of goods sold and the average cost of goods sold per ton for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	2016 vs. 2015
	(in millions, except per ton amounts)
Realized natural gas costs	$111.2	$108.8	$2.4	2%
Unrealized mark-to-market (gain) loss on natural gas derivatives	(35.3)	23.1	(58.4)	N/M
Payroll-related expenses	27.9	27.9	—	—%
Other	87.7	96.1	(8.4)	(9)%
Total cost of goods sold	$191.5	$255.9	$(64.4)	(25)%
Average cost of goods sold per ton	$88	$123	$(35)	(28)%
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
Total selling, general, and administrative expenses, including other general and administrative expenses, were $17.6 million in 2016 compared to $18.9 million in 2015. The decline was due primarily to lower losses on the disposal of property, plant, and equipment during 2016 compared to 2015.

TERRA NITROGEN COMPANY, L.P.

Our net earnings were $209.3 million in 2016, a decrease of $97.6 million, or 32%, as compared to $306.9 million in 2015. Net earnings decreased due to the lower gross margin, as discussed above.
Liquidity and Capital Resources
Our principal funding needs and uses of cash are working capital, plant turnaround costs, capital expenditures, and quarterly distributions. Our cash and cash equivalents balance as of December 31, 2017 was $81.5 million, an increase of $42.0 million from the balance of $39.5 million as of December 31, 2016. Our cash and cash equivalents consist primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$177.5	$223.5	$375.1
Investing activities	(10.9)	(32.9)	(86.9)
Financing activities	(124.6)	(257.5)	(294.8)
Increase (decrease) in cash and cash equivalents	$42.0	$(66.9)	$(6.6)
Operating Activities
Net cash provided by operating activities was $177.5 million in 2017 compared to $223.5 million in 2016 and $375.1 million in 2015. The $46.0 million decline in 2017 and the $151.6 million decline in 2016 were due primarily to lower profitability as a result of greater global nitrogen supply availability. Also contributing to the decline in 2017 compared to 2016 was a higher amount of cash invested in working capital, primarily as a result of an increase in the receivables due from affiliates of our General Partner as a result of higher selling prices at the end of 2017 compared to 2016.
Investing Activities
Net cash used in investing activities was $10.9 million in 2017 compared to $32.9 million in 2016 and $86.9 million in 2015. The $22.0 million decrease in 2017 in cash used in investing activities from 2016 was due to lower capital expenditures in 2017 due to the unplanned outage for maintenance in the first quarter of 2016 as well as proceeds of $16.3 million from the sale of our 50% joint venture interest in OKCO2. Cash used in investing activities decreased by $54.0 million in 2016 from 2015 due to higher capital expenditures in 2015 due to planned plant turnaround activities in 2015. Additions to property, plant and equipment were $27.2 million, $33.1 million and $87.8 million in 2017, 2016 and 2015, respectively. See further discussion under "Capital Expenditures."
Financing Activities
Net cash used in financing activities was $124.6 million in 2017 compared to $257.5 million in 2016 and $294.8 million in 2015, and consists of distributions paid to our unitholders. The $132.9 million decrease in distributions paid to our unitholders in 2017 compared to 2016, and the $37.3 million decrease in distributions paid to our unitholders in 2016 compared to 2015, were both primarily driven by lower net earnings. The distributions are paid based on Available Cash, as defined in the TNCLP Partnership Agreement. For additional information on distributions, see "Partnership Distributions" and Note 4—Agreement of Limited Partnership.

TERRA NITROGEN COMPANY, L.P.

Capital Expenditures
Capital expenditures totaled $27.2 million in 2017 compared to $33.1 million in 2016. Capital expenditures are made to sustain our asset base, to increase capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Due to the size, scope and timing of capital projects, certain projects require more than a year to complete.
In 2018, we expect to make capital expenditures in the range of $65 million to $75 million. Planned maintenance, capital expenditures and turnarounds are subject to change due to delays in regulatory approvals and/or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints and other unforeseen difficulties. We anticipate a planned turnaround of one-half of our Verdigris nitrogen complex will occur in the third quarter of 2018 and will cost approximately $38 million. We had previously estimated that this turnaround would occur in late 2017 or early 2018, but the turnaround was delayed due to a delay in receiving certain critical equipment. The turnaround will result in lower ammonia and UAN production, lower sales and lower profitability during the period of the turnaround.
General Partner
The General Partner is an indirect, wholly owned subsidiary of CF Industries. Under the General Partner’s governing documents, neither we nor the General Partner may make any bankruptcy filing (or take similar action) without the approval of at least two of the General Partner’s independent directors, except in specified circumstances if there are not two independent directors on the General Partner's Board of Directors (the TNGP Board of Directors).
Partnership Distributions
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in the TNCLP Partnership Agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the years ended December 31, 2017, 2016 and 2015, we declared and paid partnership distributions of $124.6 million, $257.5 million and $294.8 million, respectively.
We receive 99% of the Operating Partnership's Available Cash (as defined in the Operating Partnership's agreement of limited partnership) and 1% of the Operating Partnership's Available Cash is distributed by the Operating Partnership to the General Partner and its affiliate, TLPH. Distributions recognized by the Operating Partnership with respect to the General Partner and TLPH were $1.2 million, $2.6 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Pursuant to the TNCLP Partnership Agreement, distributions of our Available Cash are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except that the General Partner is entitled, as an incentive, to a larger percentage of our distribution of Available Cash to the extent that cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. The General Partner has assigned its right to receive such incentive distributions to an affiliate of the General Partner.
On February 7, 2018, we announced a cash distribution of $2.03 per common unit, payable on February 28, 2018 to holders of record as of February 16, 2018. As a result of TNGP’s exercise of the right to purchase the Public Units, there will be no further cash distributions on the common units after the distribution payable February 28, 2018.

TERRA NITROGEN COMPANY, L.P.

In the fourth quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Quarterly Income and Distribution Allocation
	Target Limit (per unit)	Target Increment (per unit)	Distribution Threshold (in millions) (1)	Common Units	Class B Common Units	General Partner (2)	Total
Minimum Quarterly Distributions	$0.605	$0.605	$11.3	98.990%	0.985%	0.025%	100%
First Target	0.715	0.110	13.4	98.990%	0.985%	0.025%	100%
Second Target	0.825	0.110	15.4	85.859%	0.985%	13.156%	100%
Third Target	1.045	0.220	19.5	75.758%	0.985%	23.257%	100%
Final Target and Beyond	>1.045	—	> 19.5	50.505%	0.985%	48.510%	100%
_______________________________________________________________________________

(1)
The Distribution Threshold represents the cumulative amount of Available Cash necessary to distribute the Target Limit per unit, as shown in the table above, to all unitholders and the General Partner based on the number of units outstanding as of December 31, 2017.

(2)
Reflects Minimum Quarterly Distributions and incentive distributions to the General Partner.  The General Partner has assigned its right to incentive distributions to an affiliate of the General Partner.

General Partner Option to Effect Mandatory Redemption of Partnership Units
At December 31, 2017, the General Partner and its affiliates owned approximately 75.1% of our outstanding common units. When not more than 25% of the issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at December 31, 2017, we, at the General Partner's sole discretion, may call or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons.
On February 7, 2018, TNCLP announced that, in accordance with Section 17.1 of the TNCLP Partnership Agreement, TNGP elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units).
TNGP will purchase the Public Units on April 2, 2018 for a cash purchase price of $84.033 per Public Unit. The purchase price was determined in accordance with Section 17.1 of the TNCLP Partnership Agreement as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018.
As of April 2, 2018, all rights of the holders of the Public Units will cease, except for the right to receive payment of the purchase price. Upon completion of the purchase on April 2, 2018, TNGP will own 100 percent of the Public Units and will be entitled to all of the benefits resulting from the Public Units. In addition, upon completion of the purchase, the common units representing limited partner interests in TNCLP will cease to be publicly traded or listed on the NYSE.
Cash Transactions with Affiliates
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive labor and other services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
Derivatives
We purchase natural gas at market prices to meet production requirements at our manufacturing facility. Natural gas prices are volatile, and CF Industries' natural gas acquisition policy allows us to establish derivative positions that are associated with anticipated natural gas requirements. The derivatives that we use are primarily natural gas fixed price swaps and options traded in the over-the-counter markets.
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

TERRA NITROGEN COMPANY, L.P.

Internal Revenue Service Regulations Impacting Master Limited Partnerships
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other provisions allows individual taxpayers to deduct 20% of domestic qualified business income (QBI) from a partnership subject to certain limitations and thresholds. This provision is effective for tax years beginning after December 31, 2017 and before January 1, 2026. Partnerships are required to report to their investors their eligible share of QBI. We intend to report this information to our investors. The determination as to whether an investor is entitled to this benefit is an investor level decision.
Off-Balance Sheet Arrangements and Contractual Obligations
We have operating leases that are off-balance sheet arrangements. Contractual obligations and commitments to make future payments were as follows as of December 31, 2017:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Operating leases	$0.2	$0.2	$—	$—	$—	$—	$0.4
Equipment purchases and plant improvements	13.4	—	—	—	—	—	13.4
Purchase obligations(1)	31.6	—	—	—	—	—	31.6
Total(2)	$45.2	$0.2	$—	$—	$—	$—	$45.4
_______________________________________________________________________________

(1)
Consists of minimum commitments to purchase natural gas and other items used in our operations. Natural gas purchases are based on prevailing ONEOK forward prices as of December 31, 2017, and do not include any amounts related to our natural gas derivatives.

(2)
We have unrecorded asset retirement obligations (AROs) with an estimated cost of $4.0 million in 2017 dollars at our Verdigris facility that are conditional upon cessation of operations and are not included in this table. For additional information on our AROs, see Note 11—Asset Retirement Obligations.

TERRA NITROGEN COMPANY, L.P.

Application of Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.
Inventory Valuation
We review our inventory account balances at least quarterly, and more frequently if required by market conditions, to determine whether the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventories exceeds its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon the sale of inventory, if the actual sales prices are less than our most recent estimate of net realizable value, additional losses would be recorded in the period of sale. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales in the period incurred.
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
Recent Accounting Pronouncements
See Note 3—New Accounting Standards for a discussion of recent accounting pronouncements.
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
As of December 31, 2017 and 2016, we had open natural gas derivative contracts for 8.4 million MMBtus and 29.4 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of December 31, 2017 would result in a favorable change in the fair value of these derivative positions by $7.6 million, and a $1.00 per MMBtu decrease would change their fair value unfavorably by $7.6 million.

TERRA NITROGEN COMPANY, L.P.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm

The Partners and Common Unit Holders
Terra Nitrogen Company, L.P.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Terra Nitrogen Company, L.P. (a Limited Partnership) (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2010.

Chicago, Illinois
February 22, 2018

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except for units)
ASSETS
Current assets:
Cash and cash equivalents	$81.5	$39.5
Due from affiliates of the General Partner	17.1	4.0
Accounts receivable	0.9	0.6
Inventories	5.3	8.6
Prepaid expenses and other current assets	0.3	7.9
Total current assets	105.1	60.6
Property, plant and equipment—net	290.2	301.3
Other assets	8.6	11.4
Total assets	$403.9	$373.3
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$27.4	$27.8
Due to affiliates of the General Partner	4.2	4.1
Other current liabilities	3.2	—
Total current liabilities	34.8	31.9
Other liabilities	1.0	2.6
Partners' capital:
Limited partners' interests, 18,501,576 common units authorized, issued and outstanding	301.2	286.7
Limited partners' interests, 184,072 Class B common units authorized, issued and outstanding	2.1	1.8
General partner's interest	64.8	50.3
Total partners' capital	368.1	338.8
Total liabilities and partners' capital	$403.9	$373.3

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(in millions, except per unit amounts)
Net sales:
Product sales to affiliates of the General Partner	$396.1	$417.7	$580.2
Other income from an affiliate of the General Partner	0.6	0.6	0.6
Other income	0.5	—	0.9
Total	397.2	418.3	581.7
Cost of goods sold:
Materials, supplies and services	212.6	163.6	228.0
Services provided by affiliates of the General Partner	27.9	27.9	27.9
Gross margin	156.7	226.8	325.8
Selling, general and administrative services provided by affiliates of the General Partner	15.9	15.7	15.7
Other general and administrative expenses	1.7	1.9	3.2
Gain on sale of equity method investment	(14.3)	—	—
Earnings from operations	153.4	209.2	306.9
Interest income	0.5	0.1	—
Net earnings	$153.9	$209.3	$306.9
Allocation of net earnings:
General Partner	$42.6	$67.4	$117.7
Class B common units	1.5	2.0	3.0
Common units	109.8	139.9	186.2
Net earnings	$153.9	$209.3	$306.9
Net earnings per common unit	$5.93	$7.56	$10.06

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Common Units	Class B Common Units	General Partner's Interest	Total Partners' Capital
	(in millions)
Partners' capital as of December 31, 2014	$302.7	$2.2	$70.0	$374.9
Net earnings	186.2	3.0	117.7	306.9
Distributions	(180.4)	(2.9)	(111.5)	(294.8)
Partners' capital as of December 31, 2015	$308.5	$2.3	$76.2	$387.0
Net earnings	139.9	2.0	67.4	209.3
Distributions	(161.7)	(2.5)	(93.3)	(257.5)
Partners' capital as of December 31, 2016	$286.7	$1.8	$50.3	$338.8
Net earnings	109.8	1.5	42.6	153.9
Distributions	(95.3)	(1.2)	(28.1)	(124.6)
Partners' capital as of December 31, 2017	$301.2	$2.1	$64.8	$368.1

See accompanying Notes to the Consolidated Financial Statements.

TERRA NITROGEN COMPANY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(in millions)
Operating Activities:
Net earnings	$153.9	$209.3	$306.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.0	40.4	35.8
Unrealized loss (gain) on derivatives	10.6	(35.3)	24.3
Loss on disposal of property, plant and equipment	—	0.1	2.0
Gain on sale of equity method investment	(14.3)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(0.3)	0.2	(0.4)
Inventories	3.3	2.0	(1.1)
Accounts payable and accrued expenses	(0.9)	2.5	(6.7)
Due to/from affiliates of the General Partner	(13.0)	6.0	15.1
Other assets and liabilities	(0.8)	(1.7)	(0.8)
Net cash provided by operating activities	177.5	223.5	375.1
Investing Activities:
Additions to property, plant and equipment	(27.2)	(33.1)	(87.8)
Proceeds from sale of property, plant and equipment	—	0.2	0.9
Proceeds from sale of equity method investment	16.3	—	—
Net cash used in investing activities	(10.9)	(32.9)	(86.9)
Financing Activities:
Partnership distributions paid	(124.6)	(257.5)	(294.8)
Net cash used in financing activities	(124.6)	(257.5)	(294.8)
Increase (decrease) in cash and cash equivalents	42.0	(66.9)	(6.6)
Cash and cash equivalents at beginning of period	39.5	106.4	113.0
Cash and cash equivalents at end of period	$81.5	$39.5	$106.4

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
We conduct our operations through an operating partnership, Terra Nitrogen, Limited Partnership (TNLP or the Operating Partnership, and collectively with TNCLP, the Partnership). We own a 99% limited partner interest in the Operating Partnership, and Terra LP Holdings LLC (TLPH), an affiliate of the General Partner, owns a 0.975% limited partner interest. Terra Nitrogen GP Inc. (TNGP or the General Partner), a Delaware corporation, is the general partner of both TNCLP and TNLP and owns a 0.025% general partner interest in each of TNCLP and TNLP. The General Partner is an indirect, wholly owned subsidiary of CF Industries Holdings, Inc. (CF Industries), a Delaware corporation. Throughout this document, the term "affiliates of the General Partner" refers to consolidated subsidiaries of CF Industries, including TNGP. Ownership of TNCLP is composed of the general partner interest and the limited partner interests. The general partner interest in TNCLP is represented by 4,720 general partner units. Limited partner interests are represented by common units, which are listed for trading on the New York Stock Exchange (NYSE) under the symbol "TNH", and Class B common units. As of December 31, 2017, we had 18,501,576 common units and 184,072 Class B common units issued and outstanding. CF Industries through its subsidiaries owned 13,889,014 common units (representing approximately 75.1% of the total outstanding common units) and all of the Class B common units as of December 31, 2017. On February 7, 2018, TNCLP announced that, in accordance with Section 17.1 of TNCLP’s First Amended and Restated Agreement of Limited Partnership, as amended (the TNCLP Partnership Agreement), TNGP elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units). For additional information, see Note 15—Subsequent Event.
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

TERRA NITROGEN COMPANY, L.P.

2.     Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements of TNCLP and the accompanying notes include the accounts of the Partnership. All intercompany transactions and balances have been eliminated. Income is allocated to the General Partner and the limited partners of TNCLP (Limited Partners) in accordance with the provisions of the TNCLP Partnership Agreement that provides for allocations of income between the Limited Partners and the General Partner in the same proportion as cash distributions related to such year. The 0.975% limited partner interest and the 0.025% general partner interest in the Operating Partnership held by TLPH and the General Partner, respectively, are included in the line labeled General Partner’s interest in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates. Significant estimates and assumptions are used for, but are not limited to, the net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, useful lives of property, plant and equipment, the assumptions used in the evaluation of potential impairments of property, plant and equipment and the allowance for doubtful accounts receivable.
Revenue Recognition
The primary products we sell are ammonia and UAN. Sales are made in accordance with the Amendment to the General and Administrative Services and Product Offtake Agreement (the Services and Offtake Agreement) we have with an affiliate of the General Partner under which affiliates of the General Partner purchase our products. We recognize revenue as products are shipped from the plant gate when title and risk of loss transfer to affiliates of the General Partner. The Services and Offtake Agreement is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products. The Services and Offtake Agreement is described in Note 10—Related Party Transactions.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.
Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive labor and other services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us.
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
Inventories
Inventories are reported at the lower of cost and net realizable value and are determined on a first-in, first-out (FIFO) and average cost basis. Inventories include the cost of materials, production labor and production overhead. Net realizable value is reviewed quarterly. Fixed production costs related to idle capacity are not included in the cost of inventories but are charged directly to cost of sales. On January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, as discussed in Note 3—New Accounting Standards.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and are subject to the Services and Offtake Agreement, which is accounted for as an operating lease, as described in Note 10—Related Party Transactions. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the property, plant and equipment. Useful lives for

TERRA NITROGEN COMPANY, L.P.

property, plant, and equipment range from 10 to 40 years for buildings and 3 to 30 years for machinery and equipment. We periodically review these useful lives and change the estimates to reflect the results of those reviews.
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

TERRA NITROGEN COMPANY, L.P.

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
3.     New Accounting Standards
Recently Adopted Pronouncement
On January 1, 2017, we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the inventory measurement principle for entities using the FIFO or average cost methods. For entities utilizing one of these methods, the inventory measurement principle changed from the lower of cost or market to the lower of cost and net realizable value. We follow the FIFO and average cost methods, and the adoption of this ASU did not have a material effect on our consolidated financial statements.
Recently Issued Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs are to be disclosed. All of our nitrogen fertilizer production is sold to affiliates of the General Partner. The Services and Offtake Agreement, under which all of our nitrogen fertilizer products are sold, is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our nitrogen fertilizer products, therefore, it does not meet the definition of a contract as defined by ASU No. 2014-09. As such, our adoption of ASU No. 2014-09 on January 1, 2018 did not have a material impact on our consolidated financial statements.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted in any interim period. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

TERRA NITROGEN COMPANY, L.P.

4.     Agreement of Limited Partnership
Ownership of TNCLP is composed of the general partner interest and the limited partner interests (see Note 1—Background and Basis of Presentation). Holders of common units and Class B common units do not have preemptive rights. Holders of common units are entitled to one vote per common unit with respect to each matter on which holders of common units are entitled to vote. The Class B common units have no voting rights on any matter. Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect the General Partner or the TNGP Board of Directors on an annual or other continuing basis. Furthermore, the General Partner may only be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by the General Partner and its affiliates (including CF Industries). Given that the General Partner and its affiliates own approximately 75.1% of our outstanding common units, holders of our publicly traded common units are not able to remove the General Partner under any circumstances.
The General Partner and its affiliates own approximately 75.1% of our outstanding common units. When not more than 25% of our issued and outstanding common units are held by persons other than the General Partner and its affiliates (collectively, non-affiliated persons), as was the case at December 31, 2017, we, at the General Partner's sole discretion, may call, or assign to the General Partner or its affiliates, our right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons.
On February 7, 2018, TNCLP announced that, in accordance with Section 17.1 of the TNCLP Partnership Agreement, TNGP elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units).
TNGP will purchase the Public Units on April 2, 2018 for a cash purchase price of $84.033 per Public Unit. The purchase price was determined in accordance with Section 17.1 of the TNCLP Partnership Agreement as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018.
As of April 2, 2018, all rights of the holders of the Public Units will cease, except for the right to receive payment of the purchase price. Upon completion of the purchase on April 2, 2018, TNGP will own 100 percent of the Public Units and will be entitled to all of the benefits resulting from the Public Units. In addition, upon completion of the purchase, the common units representing limited partner interests in TNCLP will cease to be publicly traded or listed on the NYSE.
We make quarterly distributions to holders of our general partner interest and limited partner interests based on Available Cash for the quarter as defined in the TNCLP Partnership Agreement. Available Cash is defined generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the General Partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. During the years ended December 31, 2017, 2016 and 2015, we declared and paid partnership distributions of $124.6 million, $257.5 million and $294.8 million, respectively.
We receive 99% of the Operating Partnership's Available Cash (as defined in the Operating Partnership's agreement of limited partnership) and 1% of the Operating Partnership's Available Cash is distributed by the Operating Partnership to the General Partner and its affiliate, TLPH. Distributions recognized by the Operating Partnership with respect to the General Partner and TLPH were $1.2 million, $2.6 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Pursuant to the TNCLP Partnership Agreement, distributions of our Available Cash are made 99.975% to common and Class B common unitholders and 0.025% to the General Partner except that the General Partner is entitled, as an incentive, to a larger percentage of our distribution of Available Cash to the extent that cumulative distributions of Available Cash exceed specified target levels above the Minimum Quarterly Distributions (MQD) of $0.605 per unit. The General Partner has assigned its right to receive such incentive distributions to an affiliate of the General Partner.
On February 7, 2018, we announced a cash distribution of $2.03 per common unit, payable on February 28, 2018 to holders of record as of February 16, 2018. As a result of TNGP’s exercise of the right to purchase the Public Units, there will be no further cash distributions on the common units after the distribution payable February 28, 2018.

TERRA NITROGEN COMPANY, L.P.

In the fourth quarter of 2017, we exceeded the cumulative MQD amounts and will distribute Available Cash as summarized in the following table:

	Quarterly Income and Distribution Allocation
	Target Limit (per unit)	Target Increment (per unit)	Distribution Threshold (in millions) (1)	Common Units	Class B Common Units	General Partner (2)	Total
Minimum Quarterly Distributions	$0.605	$0.605	$11.3	98.990%	0.985%	0.025%	100%
First Target	0.715	0.110	13.4	98.990%	0.985%	0.025%	100%
Second Target	0.825	0.110	15.4	85.859%	0.985%	13.156%	100%
Third Target	1.045	0.220	19.5	75.758%	0.985%	23.257%	100%
Final Target and Beyond	>1.045	—	> 19.5	50.505%	0.985%	48.510%	100%
_______________________________________________________________________________

(1)
The Distribution Threshold represents the cumulative amount of Available Cash necessary to distribute the Target Limit per unit, as shown in the table above, to all unitholders and the General Partner based on the number of units outstanding as of December 31, 2017.

(2)
Reflects Minimum Quarterly Distributions and incentive distributions to the General Partner.  The General Partner has assigned its right to incentive distributions to an affiliate of the General Partner.

We paid distributions of $5.15, $8.74 and $9.75 per common unit during 2017, 2016 and 2015, respectively. We also paid distributions of $6.61, $13.64 and $15.61 per Class B common unit during 2017, 2016 and 2015, respectively.
The quarterly cash distributions to the unitholders and the General Partner declared to date in 2018 and during 2017 and 2016 are as follows:

Distribution		Common Units		Class B Common Units		General Partner	Total Distributions Declared
Declared in	Related to	Total	Per unit	Total	Per unit	Total
		(in millions, except per unit amounts)

First Quarter 2018	Fourth Quarter 2017	$37.6	$2.03	$0.6	$3.10	$20.4	$58.6

First Quarter 2017	Fourth Quarter 2016	$22.6	$1.22	$0.3	$1.52	$5.7	$28.6
Second Quarter 2017	First Quarter 2017	17.9	0.97	0.2	1.04	1.4	19.5
Third Quarter 2017	Second Quarter 2017	29.6	1.60	0.4	2.26	12.7	42.7
Fourth Quarter 2017	Third Quarter 2017	25.2	1.36	0.3	1.79	8.3	33.8

First Quarter 2016	Fourth Quarter 2015	$53.3	$2.88	$0.9	$4.78	$36.0	$90.2
Second Quarter 2016	First Quarter 2016	28.0	1.51	0.4	2.09	11.1	39.5
Third Quarter 2016	Second Quarter 2016	47.7	2.58	0.7	4.17	30.4	78.8
Fourth Quarter 2016	Third Quarter 2016	32.7	1.77	0.5	2.60	15.8	49.0

TERRA NITROGEN COMPANY, L.P.

5.     Net Earnings per Common Unit
Net income and net losses are allocated to the common units, Class B common units and the general partner interest in accordance with the provisions of the TNCLP Partnership Agreement. In general, the TNCLP Partnership Agreement provides that if the Partnership has a net profit for a year, net income (including any undistributed net earnings) will be allocated among the General Partner and limited partners in the same proportion that Available Cash for such year was declared among the General Partner and the limited partners. If the Partnership has a net loss for a year, the loss will be allocated among the General Partner and limited partners in the same proportion as any net income was allocated to such partners in prior years (beginning with the first year in which net income was allocated to the partners). Net earnings per common unit are calculated using the two-class method and are based on the weighted-average number of common units outstanding during the period. The following table provides a calculation for net earnings per common unit for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per unit amounts)
Basic earnings per common unit:
Net earnings	$153.9	$209.3	$306.9
Less distributions declared to:
Common units	110.3	130.9	187.4
Class B common units	1.5	1.9	3.1
General partner interest	42.8	63.1	118.4
(Distributions in excess of earnings) undistributed earnings	$(0.7)	$13.4	$(2.0)

Allocation percentage for undistributed earnings or distributions in excess of earnings (1):
Common units	71.33%	66.82%	60.67%
Class B common units	0.97%	0.97%	0.97%
General partner interest	27.70%	32.21%	38.36%

Allocation of (distributions in excess of earnings) undistributed earnings to:
Common units	$(0.5)	$9.0	$(1.2)
Class B common units	—	0.1	(0.1)
General partner interest	(0.2)	4.3	(0.7)
Total (distributions in excess of earnings) undistributed earnings	$(0.7)	$13.4	$(2.0)

Net earnings allocable to General Partner (2)	$42.6	$67.4	$117.7
Net earnings allocable to Class B common units	$1.5	$2.0	$3.0

Net earnings allocable to common units	$109.8	$139.9	$186.2
Weighted-average common units outstanding	18.5	18.5	18.5
Net earnings per common unit	$5.93	$7.56	$10.06

(1)
In accordance with the TNCLP Partnership Agreement, undistributed earnings or distributions in excess of earnings are allocated in the same percentage that Available Cash for such period was declared among the General Partner (including with respect to the embedded incentive distribution rights) and limited partners.

(2)
Net earnings allocable to the General Partner include net earnings allocated to the General Partner and TLPH from the Operating Partnership of $1.5 million, $2.1 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

There were no dilutive TNCLP units outstanding for the years ended December 31, 2017, 2016 and 2015 and therefore basic and diluted net earnings per common unit are the same.

TERRA NITROGEN COMPANY, L.P.

6.     Inventories
Inventories consisted of the following:

	December 31,
	2017	2016
	(in millions)
Finished goods	$3.5	$6.8
Raw materials, spare parts and supplies	1.8	1.8
Total	$5.3	$8.6
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

	December 31,
	2017	2016
	(in millions)
Derivative Assets
Unrealized gains in other current assets	$—	$7.9
Unrealized gains in other assets	—	1.1
Total derivative assets	—	9.0
Derivative Liabilities
Unrealized losses in other current liabilities	(3.2)	—
Unrealized losses in other liabilities	—	(1.6)
Total derivative liabilities	(3.2)	(1.6)
Net derivative (liabilities) assets	$(3.2)	$7.4

TERRA NITROGEN COMPANY, L.P.

The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of goods sold.

	Year ended December 31,
	2017	2016	2015
	(in millions)
Unrealized net mark-to-market (losses) gains	$(10.6)	$35.3	$(23.1)
Realized net losses	(3.0)	(16.7)	(10.6)
Net derivative (losses) gains	$(13.6)	$18.6	$(33.7)
As of December 31, 2017 and 2016, we had open natural gas derivative contracts for 8.4 million MMBtus (millions of British thermal units) of natural gas and 29.4 million MMBtus of natural gas, respectively. The derivative portfolio at December 31, 2017 includes natural gas derivatives that economically hedge a portion of anticipated natural gas purchases through December 2018. For the year ended December 31, 2017, we used derivatives to cover approximately 48% of our natural gas consumption.
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

TERRA NITROGEN COMPANY, L.P.

Most of the ISDA agreements contain credit-risk-related contingent features such as cross-default provisions and credit support thresholds that are dependent upon the credit ratings of the General Partner affiliate. In the event of certain defaults or a credit ratings downgrade of the General Partner affiliate, the counterparty may request early termination and net settlement of certain derivative trades or may require the General Partner affiliate to collateralize derivatives in a net liability position. The General Partner affiliate’s revolving credit agreement, at any time when it is secured, provides a cross collateral feature for those derivatives that are with counterparties that are party to, or affiliates of parties to, the revolving credit agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the General Partner affiliate's revolving credit agreement becomes unsecured, the General Partner affiliate could be required to post separate collateral in connection with such derivatives. As of December 31, 2017 and 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $3.2 million and $1.6 million, respectively, which also approximates the fair value of the maximum amount of assets needed to settle the obligations if the credit-risk-related contingent features were triggered and the General Partner affiliate was unable to post collateral at the reporting dates. As of December 31, 2017 and 2016, we and the General Partner affiliate had no cash collateral on deposit for derivative contracts assigned to us. The credit support documents executed in connection with certain ISDA agreements generally provide the General Partner affiliate and the counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2017 and 2016:

		Gross amounts not offset in consolidated balance sheets

	Gross and net amounts presented in consolidated balance sheets (1)	Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2017
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(3.2)	—	—	(3.2)
Net derivative liabilities	$(3.2)	$—	$—	$(3.2)
December 31, 2016
Total derivative assets	$9.0	$1.6	$—	$7.4
Total derivative liabilities	(1.6)	(1.6)	—	—
Net derivative assets	$7.4	$—	$—	$7.4
_______________________________________________________________________________

(1)
We report the fair values of our derivative assets and liabilities on a gross basis in our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented herein are the same.

TERRA NITROGEN COMPANY, L.P.

8.     Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in our consolidated balance sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value as of December 31, 2017 and 2016:

	Balances as of December 31, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$80.5	$80.5	$—	$—
Total assets at fair value	$80.5	$80.5	$—	$—
Unrealized losses on natural gas derivatives	$(3.2)	$—	$(3.2)	$—
Total liabilities at fair value	$(3.2)	$—	$(3.2)	$—

	Balances as of December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$32.0	$32.0	$—	$—
Unrealized gains on natural gas derivatives	9.0	—	9.0	—
Total assets at fair value	$41.0	$32.0	$9.0	$—
Unrealized losses on natural gas derivatives	$(1.6)	$—	$(1.6)	$—
Total liabilities at fair value	$(1.6)	$—	$(1.6)	$—
Cash Equivalents
As of December 31, 2017 and 2016, our cash equivalents consisted primarily of money market mutual funds that invest in U.S. treasuries and direct investments in U.S. treasuries with original maturities of three months or less.
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

TERRA NITROGEN COMPANY, L.P.

9.     Property, Plant and Equipment—Net
Property, plant and equipment—net consisted of the following:

	December 31,
	2017	2016
	(in millions)
Land	$1.4	$1.4
Buildings and improvements	16.9	16.7
Machinery and equipment	568.3	562.3
Construction in progress	41.1	21.9
Property, plant and equipment	627.7	602.3
Less: Accumulated depreciation and amortization	337.5	301.0
Property, plant and equipment—net	$290.2	$301.3
Property, plant and equipment used to produce nitrogen fertilizer products are subject to the Services and Offtake Agreement with an affiliate of the General Partner, which is accounted for as an operating lease. See Note 10—Related Party Transactions for additional information.
Additions to property, plant and equipment included in our consolidated statements of cash flows represents cash outflows for capital expenditures; therefore, it does not include the net increase (decrease) in amounts accrued for capital expenditures, which were $0.6 million, $1.8 million and $(2.2) million for the years ended December 31, 2017, 2016 and 2015, respectively.
Losses on the disposal of certain machinery and equipment were zero, $0.1 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in other general and administrative expenses in our consolidated statements of operations.
Plant turnarounds—Scheduled inspections, replacements and overhauls of machinery and equipment at our continuous process manufacturing facility are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$26.6	$37.8	$16.7
Additions	2.3	4.9	33.6
Depreciation	(14.2)	(16.1)	(12.5)
Ending balance	$14.7	$26.6	$37.8
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
Product Sales
Pursuant to the Services and Offtake Agreement, which is accounted for as an operating lease, the Partnership sells all of its fertilizer products to affiliates of the General Partner at prices based on market prices for the Partnership's nitrogen fertilizer products. Also, pursuant to the Services and Offtake Agreement, selling prices are determined monthly and are equal to the volume weighted average net invoice price for third party sales (that is, sales by the affiliates of the General Partner to their customers) of product during each month. These selling prices are reduced by any freight or other transportation charges and incentives paid by the affiliates of the General Partner. Title and risk of loss transfer to affiliates of the General Partner as the product is shipped from the plant gate. The Services and Offtake Agreement was effective initially for a one-year term and is extended automatically for successive one-year terms unless terminated by one of the parties prior to renewal. The Services and Offtake Agreement is accounted for as an operating lease comprised entirely of variable lease payments associated with the sale of our products.
Directly Incurred Charges
Since we have no employees, we rely on employees from an affiliate of the General Partner to operate our Verdigris facility. As a result, the payroll, payroll-related expenses and benefit costs, such as health insurance and pension costs, are incurred by an affiliate of the General Partner and directly charged to us. Payroll, payroll-related expenses and other employee-related benefit costs directly charged to us were $27.9 million for each of the years ended December 31, 2017, 2016 and 2015. We report these expenses as services provided by affiliates of the General Partner in cost of goods sold in our consolidated statements of operations.
Allocated Charges
CF Industries, together with its affiliates, also provides certain services to us under the Services and Offtake Agreement. These services include production planning, manufacturing management, logistics, procurement, accounting, legal, risk management, investor relations and other general and administrative functions. Allocated expenses charged to us in each of the years ended December 31, 2017, 2016 and 2015 were $15.9 million, $15.7 million and $15.7 million, respectively. We report these expenses as selling, general and administrative services provided by affiliates of the General Partner in our consolidated statements of operations.
Amounts Due to/from Affiliates of the General Partner
We receive cash and make expenditures directly from our cash accounts. Because we sell our products to and receive labor and other services from affiliates of the General Partner, the affiliates of the General Partner continue to be both debtors and creditors to us. As of December 31, 2017 and 2016, we had a net balance due from (to) affiliates of the General Partner of $12.9 million and $(0.1) million, respectively.
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
In each of the years ended December 31, 2017, 2016 and 2015, we recognized rental income of $0.6 million. We report this income as other income from an affiliate of the General Partner in our consolidated statements of operations.
11.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have unrecorded AROs at our Verdigris facility that are conditional upon cessation of operations. These AROs include certain decommissioning and pond closure activities, and the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. The most recent estimate of the aggregate cost of these AROs expressed in 2017 dollars is $4.0 million. We have not recorded a liability for these conditional AROs as of December 31, 2017 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at this facility, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of the facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of the facility indefinitely, as well as the possibility of changes in technology, risk of obsolescence and availability of raw materials in arriving at our conclusion.
12.   Commitments
The Operating Partnership is committed to various non-cancelable operating leases for land, buildings and equipment. Total minimum rental payments for operating leases are insignificant for 2018 and all subsequent years.
Rent expense under non-cancelable operating leases for the years ended December 31, 2017, 2016 and 2015 was insignificant.
13.   Quarterly Financial Data (Unaudited)
Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per unit amounts)
2017
Net sales	$119.0	$96.1	$84.6	$97.5	$397.2
Gross margin	46.6	43.5	27.2	39.4	156.7
Net earnings (1)	42.2	39.5	22.8	49.4	153.9
Net earnings per Common Unit (1) (2)	2.10	1.48	0.92	1.44	5.93
2016
Net sales	$108.0	$126.7	$90.2	$93.4	$418.3
Gross margin	43.1	102.7	32.8	48.2	226.8
Net earnings	37.7	98.7	28.8	44.1	209.3
Net earnings per Common Unit (2)	1.44	3.22	1.04	1.85	7.56

(1)	The fourth quarter of 2017 includes a gain of $14.3 million for the sale of our 50% joint venture interest in Oklahoma CO2 Partnership (OKCO2). See Note 14—Sale of Equity Method Investment.

(2)	The sum of the four quarters is not necessarily the same as the total for the year.

TERRA NITROGEN COMPANY, L.P.

14.   Sale of Equity Method Investment
On October 2, 2017, we sold our 50% interest in OKCO2, a joint venture that owns a carbon dioxide liquefaction and purification facility, to the joint venture partner. Prior to the sale, we had accounted for this interest as an equity method investment. We received proceeds of $16.3 million for the sale and recorded a gain of $14.3 million after the completion of certain customary closing and working capital adjustments in the fourth quarter of 2017. The proceeds were included in the determination of Available Cash for the fourth quarter of 2017.
15.  Subsequent Event
On February 7, 2018, TNCLP announced that, in accordance with Section 17.1 of the TNCLP Partnership Agreement, TNGP elected to exercise the right, assigned to TNGP by TNCLP, to purchase all of the issued and outstanding common units representing limited partner interests in TNCLP not already owned by TNGP or its affiliates (the Public Units).
TNGP will purchase the Public Units on April 2, 2018 for a cash purchase price of $84.033 per Public Unit. The purchase price was determined in accordance with Section 17.1 of the TNCLP Partnership Agreement as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018.
As of April 2, 2018, all rights of the holders of the Public Units will cease, except for the right to receive payment of the purchase price. Upon completion of the purchase on April 2, 2018, TNGP will own 100 percent of the Public Units and will be entitled to all of the benefits resulting from the Public Units. As a result of TNGP’s exercise of the right to purchase the Public Units, there will be no further cash distributions on the common units after the distribution payable February 28, 2018.
In addition, upon completion of the purchase, the common units representing limited partner interests in TNCLP will cease to be publicly traded or listed on the NYSE.

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
(b) Management's Report on Internal Control over Financial Reporting.
TNGP's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Partnership. Under the supervision and with the participation of TNGP's senior management, including TNGP's Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2017. KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2017, a copy of which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

TERRA NITROGEN COMPANY, L.P.

Report of Independent Registered Public Accounting Firm

The Partners and Common Unit Holders
Terra Nitrogen Company, L.P.:

Opinion on Internal Control Over Financial Reporting
We have audited Terra Nitrogen Company, L.P.’s (a Limited Partnership) (the Partnership) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chicago, Illinois
February 22, 2018

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
We have no directors or executive officers. Set forth below is certain information concerning the directors and executive officers of TNGP, the General Partner. The ages of the directors and executive officers are as of February 15, 2018. The sole stockholder of the General Partner elects the directors of the General Partner. All directors hold office until their successors are duly elected and qualified or their resignation or removal. All officers of the General Partner serve at the discretion of the directors.
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
Coleman L. Bailey (age 67)
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

Douglas C. Barnard (age 59)
Mr. Barnard has been a director of TNGP since June 2010 and Chairman of the TNGP Board of Directors since February 2016. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland & Ellis LLP and, prior to that, a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. Mr. Barnard has also taught as a lecturer at the University of Chicago Law School, and serves as a member of the Massachusetts Institute of Technology (M.I.T.) Corporation Development Committee. The TNGP Board of Directors selected Mr. Barnard as a director, among other reasons, because of his knowledge of the nitrogen fertilizer industry, his extensive legal and corporate governance experience, and his expertise with public company reporting.

Christopher D. Bohn (age 50)
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

Richard A. Hoker (age 53)
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

Dennis P. Kelleher (age 53)
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

Michael A. Jackson (age 63)
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

Anne H. Lloyd (age 56)
Ms. Lloyd has been a director of TNGP since May 2009. She served as Executive Vice President, Chief Financial Officer of Martin Marietta Materials, Inc. from 2013 to 2017; Executive Vice President, Chief Financial Officer and Treasurer from 2009 to 2013; Senior Vice President, Chief Financial Officer and Treasurer from 2006 to 2009; Senior Vice President and Chief Financial Officer from 2005 to 2006; Chief Accounting Officer from 1999 to 2005; and Vice President and Controller from 1998 to 1999. The TNGP Board of Directors selected Ms. Lloyd as a director, among other reasons, because of her significant experience gained in a variety of positions with a public company, particularly her expertise with public company financial reporting, enabling her to qualify as an "audit committee financial expert" as that term has been defined by the Securities and Exchange Commission (SEC). Ms. Lloyd is also a director of Highwoods Properties, Inc.

TERRA NITROGEN COMPANY, L.P.

Executive Officers
W. Anthony Will (age 52)
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

Dennis P. Kelleher (age 53)
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

Douglas C. Barnard (age 59)
Mr. Barnard has been Senior Vice President, General Counsel, and Secretary of TNGP since January 2012 and was previously Vice President, General Counsel, and Secretary of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, General Counsel and Secretary since January 2012 and was previously CF Industries' Vice President, General Counsel, and Secretary from January 2004 to December 2011. Prior to joining CF Industries in January 2004, Mr. Barnard had been an Executive Vice President and General Counsel of Bcom3 Group, Inc., an advertising and marketing communication services group. Earlier in his career, Mr. Barnard was a partner in the law firm of Kirkland & Ellis LLP and, prior to that, was a Vice President, General Counsel, and Secretary of LifeStyle Furnishings International Ltd., a manufacturer and distributor of residential furniture and decorative fabrics. He holds a B.S. degree from M.I.T., a J.D. degree from the University of Minnesota, and an M.B.A. degree from the University of Chicago. Mr. Barnard has also taught as a lecturer at the University of Chicago Law School, and serves as a member of the M.I.T. Corporation Development Committee.

Christopher D. Bohn (age 50)
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

TERRA NITROGEN COMPANY, L.P.

Bert A. Frost (age 53)
Mr. Frost has been Senior Vice President, Sales, Market Development, and Supply Chain of TNGP since July 2016 and was previously Senior Vice President, Sales, Distribution and Market Development, of TNGP from April 2015 to July 2016, Senior Vice President, Sales and Market Development, of TNGP from January 2012 to April 2015, and Vice President, Sales and Market Development, of TNGP from April 2010 to January 2012. He has served as CF Industries' Senior Vice President, Sales, Market Development, and Supply Chain, since May 2016 and was previously CF Industries' Senior Vice President, Sales, Distribution, and Market Development, from May 2014 to May 2016, Senior Vice President, Sales and Market Development, from January 2012 to May 2014, and Vice President, Sales and Market Development from January 2009 to December 2011. Before joining CF Industries in November 2008, Mr. Frost spent over 13 years with Archer Daniels Midland Company, where he served most recently as Managing Director—International Fertilizer/Inputs from June 2008 to November 2008 and Director—Fertilizer, Logistics and Ports Divisions, ADM—Brazil from April 2000 to June 2008. Earlier in his career, Mr. Frost held positions of increasing responsibility at Archer Daniels Midland and Koch Industries, Inc. He holds a B.S. degree from Kansas State University and is a graduate of Harvard Business School's Advance Management Program.

Adam Hall (age 43)
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

Richard A. Hoker (age 53)
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

Susan L. Menzel (age 52)
Ms. Menzel has been Senior Vice President, Human Resources, of TNGP since October 2017.  She has also served as Senior Vice President, Human Resources of CF Industries since October 2017.  Prior to joining CF Industries, Ms. Menzel served as executive vice president, human resources, for CNO Financial Group, Inc. from May 2005 to September 2017. Prior to CNO Financial Group, she served as senior vice president, human resources for APAC Customer Services, Inc., and in roles of increasing responsibility for Sears, Roebuck & Company and Montgomery Ward, Inc. Ms. Menzel holds a bachelor's degree in business administration and economics from Augustana College.

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

TERRA NITROGEN COMPANY, L.P.

Meetings of the Board
The TNGP Board of Directors held four regular meetings in 2017. Each director attended 100 percent of the total meetings of the TNGP Board of Directors.
Audit Committee
In 2017, the Audit Committee of the TNGP Board of Directors met five times and each member of the committee attended 100 percent of the meetings of the committee. The Audit Committee is currently composed of Ms. Lloyd (Chairman) and Messrs. Bailey and Jackson. Each audit committee member is a non-employee director and meets the independence requirements as set forth in the New York Stock Exchange (NYSE) listing standards. The Audit Committee has authority to review policies and practices of TNGP dealing with various matters relating to the financial condition and auditing procedures of the Partnership. The TNGP Board of Directors has further determined that Ms. Lloyd meets the requirements to be named "audit committee financial expert" as the term has been defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The current Audit Committee Charter was adopted by the TNGP Board of Directors on October 27, 2015, and is reviewed annually by the Audit Committee. A copy of the charter can be viewed on CF Industries' Internet website at www.cfindustries.com by selecting "Investors" and "Terra Nitrogen Investors" and "IR Menu" and "Corporate Profile" and "Governance Documents." The charter is also available in print upon request. All such requests should be made in accordance with directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K.
Nominating and Corporate Governance Committee
In 2017, the Nominating and Corporate Governance Committee of the TNGP Board of Directors met three times and each member of the committee attended 100 percent of the meetings of the committee. The Nominating and Corporate Governance Committee is currently composed of Messrs. Bailey (Chairman) and Jackson, and Ms. Lloyd. Each of these committee members is a non-employee director and meets the independence requirements as set forth in the NYSE listing standards. The purpose of the Nominating and Corporate Governance Committee is to assist the TNGP Board of Directors in fulfilling its responsibilities to unitholders by shaping the corporate governance of the Partnership and enhancing the quality and independence of the nominees to the TNGP Board of Directors. The General Partner's Corporate Governance Guidelines establish that potential director candidates shall be selected on the basis of broad experience; wisdom; integrity; ability to make independent analytical inquiries; understanding of TNGP's business environment and willingness to devote adequate time and energy to the TNGP Board of Directors' duties. The General Partner's Corporate Governance Guidelines also establishes that the TNGP Board of Directors will consider directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (Exchange Act) requires the Partnership's executive officers, directors and greater than 10 percent beneficial owners to file initial reports of ownership and reports of changes in beneficial ownership with the SEC and the NYSE. TNCLP and the Operating Partnership have no executive officers, directors, or employees. Therefore, the executive officers and directors of TNGP are required by SEC regulations to furnish the Partnership with copies of reports of ownership and changes in ownership of our common units they file. Based solely on a review of the copies of such forms furnished to the Partnership and written representations from TNGP's executive officers and directors, we believe all of the Partnership's officers, directors and greater than 10 percent beneficial owners made all required filings during and with respect to 2017 in a timely manner.

TERRA NITROGEN COMPANY, L.P.

Corporate Governance Matters
TNGP has adopted Corporate Governance Guidelines which meet the requirements of the NYSE. Because TNGP is a wholly-owned subsidiary of CF Industries whose officers are all officers of CF Industries, the CF Industries' Code of Corporate Conduct applies to TNGP's executive officers (including its principal executive officer and principal financial officer) and other officers. In addition, the CF Industries' Code of Corporate Conduct applies to TNGP's non-management directors in the same fashion as it applies to CF Industries' non-management directors. The CF Industries Code of Corporate Conduct also meets the requirements of the NYSE. A copy of the General Partner's Corporate Governance Guidelines and CF Industries' Code of Corporate Conduct can be viewed on CF Industries' Internet website at www.cfindustries.com by selecting "Investors" and "Terra Nitrogen Investors" and "IR Menu" and "Corporate Profile" and "Governance Documents." A copy of each is also available in print upon request by following the directions contained in Item 1, Business—Overview, of this Annual Report on Form 10-K. We intend to disclose on CF Industries' Internet website any amendment to any provision of the CF Industries Code of Corporate Conduct that relates to any element of the definition of "code of ethics" enumerated in Item 406(b) of Regulation S-K under the Exchange Act and any waiver from any such provision granted to TNGP's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.
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
During 2017, in accordance with the General Partner's Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the TNGP Board of Directors without management or management directors. The executive sessions are held at TNGP Board of Directors meetings and the independent directors choose one of the independent directors to lead the discussion and preside at each such meeting.
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
Further discussion of our arrangements with subsidiaries of CF Industries can be found in Note 10—Related Party Transactions, of the Notes to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
Respectfully submitted,
Douglas C. Barnard, Chairman
Coleman L. Bailey
Christopher D. Bohn
Richard A. Hoker
Michael A. Jackson
Dennis P. Kelleher
Anne H. Lloyd

SUMMARY COMPENSATION TABLE
Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table (or any of the corresponding narrative disclosures) regarding compensation paid to named executive officers, because we have no employees, and, as such, no compensation was paid to any named executive officer by either TNGP or us during 2017. Similarly, there is no potential compensation to disclose with respect to a potential termination of employment of any named executive officer.

TERRA NITROGEN COMPANY, L.P.

2017 Pay Ratio
Under new SEC rules, companies are required to disclose the ratio of the total annual compensation of their principal executive officer to their median employee’s total annual compensation. As described above, we do not have any executive officers or employees, and did not have any executive officers or employees during our fiscal year 2017, and therefore we had no compensation from which to derive pay ratio disclosure pursuant to such new SEC rules.
DIRECTOR COMPENSATION
TNCLP has no directors. The following table summarizes the compensation of each non-employee director of the TNGP Board of Directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total
Coleman L. Bailey	$62,500	$116,449	$178,949
Michael A. Jackson	$60,000	$114,427	$174,427
Anne H. Lloyd	$70,000	$104,042	$174,042
_______________________________________________________________________________

(1)	For information about the nature of fees earned during the fiscal year, see the narrative accompanying this table.

(2)
This column represents the fair value under Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation, with respect to TNCLP phantom units granted to each non-employee director of the TNGP Board of Directors in 2017, including additional phantom units received in connection with quarterly distributions to TNCLP common unitholders during the year on phantom units held by the director. The phantom unit awards granted to directors in 2017 will settle in cash based upon the average closing price per common unit for the 20-trading-day period that immediately precedes the vesting date (unless deferred pursuant to the terms of the TNGP Phantom Unit Program). Additional information with respect to the TNGP Phantom Unit Program is set forth below under "Director Phantom Unit Awards."

Director Fees Paid in Cash
In 2017, each non-employee director of the TNGP Board of Directors received an annual retainer of $60,000 (paid quarterly). We do not pay meeting fees to our non-employee directors. Ms. Lloyd received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Mr. Bailey received an additional annual cash retainer of $2,500 (paid quarterly) for serving as Chairman of the Nominating and Corporate Governance Committee. In 2017, Messrs. Barnard, Bohn, Kelleher and Hoker served on the TNGP Board of Directors and were employees of CF Industries, and therefore receive no additional compensation for serving on the TNGP Board of Directors.
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
Director Phantom Unit Awards
Non-employee directors of the TNGP Board of Directors receive compensation in the form of TNCLP phantom units. A phantom unit entitles the holder to a cash payment equal to the value of a TNCLP common unit at the time of vesting. In addition, each phantom unit entitles the holder to additional phantom units when quarterly cash distributions are made to TNCLP common unitholders. Non-employee directors receive an annual award of a number of phantom units determined by dividing a value fixed by the TNGP Board of Directors by the average month-end closing price of TNCLP common units for the six-month period preceding the date of grant. The grant date value of the annual award is currently fixed at $90,000. The annual awards are granted upon the first meeting of the TNGP Board of Directors each year.
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

TERRA NITROGEN COMPANY, L.P.

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
The following table sets forth the number of phantom units held by each non-employee director as of February 15, 2018, and awards vested in 2017.

			Number of Phantom Units Currently Held
	Number of Phantom Units Vested in 2017	Value Realized on Vesting ($)
Name			Vested	Unvested
Coleman L. Bailey	919.06	$99,957	4,467.01	1,116.63
Michael A. Jackson	919.06	$99,957	4,932.82	1,116.63
Anne H. Lloyd	919.06	$99,957	2,561.04	1,116.63
Other Director Compensation
TNGP reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for TNGP and TNCLP. Non-employee directors do not receive any additional payments or perquisites.
Compensation Committee Interlocks and Insider Participation
TNGP does not have a compensation committee. The Compensation Committee of the Board of Directors of CF Industries has made executive officer compensation decisions with respect to those TNGP executive officers who are also key employees of CF Industries. The Compensation Committee of CF Industries is composed of the directors named as signatories to the "Report on Executive Compensation" as set forth in CF Industries' Proxy Statement. No such director has any direct or indirect material interest in or relationship with TNGP other than as related to his or her position as a director of CF Industries. During 2017, no officer of TNGP served on the board of directors of any other entity, where any officer or director of such other entity also served on the TNGP Board of Directors or CF Industries' Compensation Committee. None of the members of CF Industries' Compensation Committee are employees of CF Industries or its subsidiaries.

TERRA NITROGEN COMPANY, L.P.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
TNGP owns the entire general partner interest in both TNCLP and the Operating Partnership. TNGP's principal executive offices are located at 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590. CF Industries, Inc. is a direct wholly owned subsidiary of CF Industries Holdings, Inc., and CF Industries Enterprises, Inc., Terra Nitrogen GP, Inc., CF Industries Sales, LLC and Terra LP Holdings LLC are indirect wholly owned subsidiaries of CF Industries Holdings, Inc. CF Industries Enterprises, Inc. owns all the outstanding capital stock of TNGP. Terra LP Holdings LLC owned directly, as of February 15, 2018, 13,889,014 common units of TNCLP and all 184,072 of the Class B common units of TNCLP. CF Industries Holdings, Inc. and its subsidiaries are engaged in certain transactions with the Partnership described under the caption "Certain Relationships and Related Transactions" below.
The following table shows the ownership of TNCLP common units and CF Industries Holdings, Inc. common stock as of February 15, 2018 by (a) each person known to TNGP to be a beneficial owner of more than 5 percent of the TNCLP common units (based on information reported to the SEC by or on behalf of such persons), (b) each director of TNGP and (c) each executive officer of TNGP. Unless otherwise stated below, the address of each of the following persons is 4 Parkway North, Suite 400, Deerfield, Illinois 60015-2590.

Name	Number of TNCLP Common Units Beneficially Owned	Percent of Class	Number of CF Industries Holdings, Inc. Common Shares Beneficially Owned(1),(2)	Percent of Class
CF Industries Holdings, Inc.(3)(4)	18,501,576	100.0%	—	—
CF Industries, Inc.(3)(4)	18,501,576	100.0%	—	—
CF Industries Enterprises, Inc.(3)(4)	18,501,576	100.0%	—	—
CF Industries Sales, LLC(3)	13,889,014	75.1%	—	—
Terra LP Holdings LLC(3)	13,889,014	75.1%	—	—
Terra Nitrogen GP Inc.(4)(5)	4,612,562	24.9%	—	—
Coleman L. Bailey	—	—	—	—
Douglas C. Barnard	—	—	402,462	*
Christopher D. Bohn	—	—	189,150	*
Bert A. Frost	—	—	415,831	*
Adam Hall	—	—	110,399	*
Richard A. Hoker	—	—	156,467	*
Michael A. Jackson	—	—	—	—
Dennis P. Kelleher	—	—	373,462	*
Anne H. Lloyd	—	—	—	—
Susan L. Menzel	—	—	—	—
W. Anthony Will	—	—	1,037,890	*
All directors and executive officers as a group (11 persons)	—	—	2,685,661	*
_______________________________________________________________________________

*	Represents less than 1% of class.

(1)
Each person has sole voting and investment power of all the CF Industries Holdings, Inc. common shares indicated, either individually or jointly or in common with the individual’s spouse, subject to community property laws where applicable.

(2)
The shares indicated for Messrs. Barnard, Bohn, Frost, Hall, Hoker, Kelleher and Will include shares underlying stock options granted under CF Industries' equity and incentive plans that have already vested or that will vest within 60 days. The shares underlying these stock options cannot be voted. Except for shares underlying restricted stock units that vest within 60 days, the table does not include restricted stock units or performance vesting restricted stock units granted pursuant to CF Industries’ equity and incentive plans, as these awards cannot be voted during the vesting period. The table does not include “phantom” shares held by Messrs. Barnard, Hoker, and Will as a deemed investment under CF Industries’ Supplemental Benefit and Deferral Plan (a non-qualified benefits restoration and deferred compensation plan), as these phantom shares cannot be voted.

TERRA NITROGEN COMPANY, L.P.

(3)
By virtue of its ownership of all the outstanding equity of Terra LP Holdings LLC, CF Industries Sales, LLC may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra LP Holdings LLC. By virtue of its ownership of all the outstanding equity of CF Industries Sales, LLC and Terra Nitrogen GP, Inc., CF Industries Enterprises, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra Nitrogen GP Inc., Terra LP Holdings LLC and CF Industries Sales, LLC. By virtue of its ownership of all the outstanding common stock of CF Industries Enterprises, Inc., CF Industries, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra Nitrogen GP Inc., Terra LP Holdings LLC, CF Industries Sales, LLC and CF Industries Enterprises, Inc. By virtue of its ownership of all the outstanding common stock of CF Industries, Inc., CF Industries Holdings, Inc. may be deemed to possess indirect beneficial ownership of the common units beneficially owned by Terra Nitrogen GP Inc., Terra LP Holdings LLC, CF Industries Sales, LLC, CF Industries Enterprises, Inc. and CF Industries, Inc.

(4)
Number of common units beneficially owned includes 4,612,562 common units deemed to be beneficially owned based on Terra Nitrogen GP Inc.'s right to acquire voting and investment power over such common units on April 2, 2018 as a result of the exercise of the call right.

(5)	Terra Nitrogen GP Inc., the General Partner, owns the entire general partner interest in the Partnership.
Equity Compensation Plan Information
The Partnership maintains no separate equity compensation plans. All equity compensation benefits awarded to TNGP executive officers who are also key employees of CF Industries Holdings, Inc. are awarded through CF Industries Holdings, Inc.'s equity compensation plans, all of which are described in CF Industries Holdings, Inc.'s filings with the SEC.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The TNCLP Partnership Agreement generally provides that whenever a potential conflict of interest exists or arises between the General Partner or any of its affiliates, on the one hand, and the Partnership or any partner or assignee, on the other hand, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all partners, and shall not constitute a breach of the TNCLP Partnership Agreement, of any agreement contemplated therein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of the TNCLP Partnership Agreement is deemed to be, fair and reasonable to TNCLP.
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
Under the TNCLP Partnership Agreement, in the absence of bad faith by the General Partner, the resolution, action or terms so made, taken or provided by the General Partner with respect to any conflict of interest will not constitute a breach of the TNCLP Partnership Agreement or any agreement contemplated thereby or any standard of care or duty imposed in the TNCLP Partnership Agreement or such other agreements or under any law, rule or regulation.
Finally, the TNCLP Partnership Agreement provides that TNCLP may not lend funds to the General Partner or any of its affiliates (other than the Operating Partnership), except for short-term funds for management purposes.
Information with respect to certain relationships and related transactions is contained in Notes to the Consolidated Financial Statements, Note 10—Related Party Transactions, included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, and is incorporated herein by reference. Information with respect to director independence is set forth in Item 10. Directors, Executive Officers and Corporate Governance, and is incorporated herein by reference.

TERRA NITROGEN COMPANY, L.P.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES .
Principal Accountant Audit Fees and Services Fees
The following table describes fees for professional audit services rendered by KPMG LLP (KPMG) for the audit of the Partnership's annual financial statements for the years ended December 31, 2017 and 2016 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2017	2016
Audit fees(1)	$321,000	$311,750
Audit related fees	—	—
Total audit and audit related fees	321,000	311,750
Tax fees	—	—
All other fees	—	—
Total fees	$321,000	$311,750
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

Audit Committee Pre-Approval of Policies and Procedures
Pursuant to its charter, the Audit Committee of the TNGP Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNGP and its independent auditors. KPMG's engagement to conduct the audit of the Partnership's financial statements included herein was approved by the Audit Committee of the TNGP Board of Directors on February 3, 2017. Additionally, each permissible non-audit engagement or service performed by KPMG is required to be reviewed and approved in advance by the Audit Committee of the TNGP Board of Directors, as provided in its charter.

TERRA NITROGEN COMPANY, L.P.

Part IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

	1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.

		Report of Independent Registered Public Accounting Firm	35
		Consolidated Balance Sheets	36
		Consolidated Statements of Operations	37
		Consolidated Statements of Partners' Capital	38
		Consolidated Statements of Cash Flows	39
		Notes to the Consolidated Financial Statements	40
		Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

	2.	Exhibits:
		A list of exhibits filed with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 70.

ITEM 16.    FORM 10-K SUMMARY.
None.

TERRA NITROGEN COMPANY, L.P.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Limited Partnership of Terra Nitrogen Company, L.P.

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

3.5	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to Terra Nitrogen Company, L.P.'s Form 8-K filed on September 7, 2005 (File No. 033-43007), are incorporated herein by reference.

3.6	Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership.

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

4.1	Deposit Agreement, dated as of December 4, 1991, by and among Terra Nitrogen Company, L.P., the Depositary and the Unitholders.

4.2	Form of Depositary Receipt for Common Units (included as Exhibit B to the Deposit Agreement filed as Exhibit 4.1 above).

4.3	Form of Transfer Application (included in Exhibit B to the Deposit Agreement filed as Exhibit 4.1 above).

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
10.8
Assignment and Assumption Agreement, dated as of February 7, 2018, by and between Terra Nitrogen Company, L.P. and Terra Nitrogen GP Inc. filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.'s Form 8-K filed on February 7, 2018 (File No. 033-43007), is incorporated herein by reference.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Terra Nitrogen Company, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Partners' Capital, (4) Consolidated Statements of Cash Flows and (5) the Notes to the Consolidated Financial Statements.

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

Terra Nitrogen Company, L.P.
		By:	Terra Nitrogen GP Inc., as General Partner

Date:	February 22, 2018	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of February 22, 2018 and in the capacities indicated.

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